Form 10-Q
period 2021-03-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2021-05-17
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-56228

IANTHUS CAPITAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-1360810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 414 New York, NY	10170
(Address of principal executive offices)	(Zip Code)

(646) 518-9411

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of common shares outstanding as of May 13, 2021 was 171,718,192.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward- looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common shares and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our most recent Annual Report on Form 10-K and any updates described in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report on Form 10-Q and the documents that we referenced herein and have filed as exhibits to the reports we file with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors in our SEC reports, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	March 31,	December 31,
	2021	2020
		(Revised)
Assets
Cash	$13,692	$11,015
Restricted cash	8,435	495
Accounts receivable, net of allowance for doubtful accounts of $401 (December 31, 2020 - $401)	4,360	3,351
Prepaid expenses	4,639	3,611
Inventories	26,174	25,451
Other assets	3,200	1,700

Current Assets	$60,500	$45,623
Investments	532	512
Property, plant and equipment	109,075	106,997
Right-of-use assets	32,204	33,083
Other long-term assets	7,752	8,137
Intangible assets	154,818	158,781

Total Assets	$364,881	$353,133

Liabilities
Accounts payable	$13,897	$12,089
Accrued and other current liabilities	67,450	55,053
Current portion of long-term debt	161,443	157,042
Derivative liabilities	282	245
Current portion of lease liabilities	7,630	7,450

Current Liabilities	$250,702	$231,879
Long-term debt, net of issuance costs	25,590	14,133
Deferred income tax	32,130	32,122
Long-term portion of lease liabilities	26,948	27,670

Total Liabilities	$335,370	$305,804

Commitments and Contingencies
Shareholders’ Equity
Common shares — no par value. Authorized — unlimited number. 171,718 — issued and outstanding (December 31, 2020 — 171,718 — issued and outstanding)	$—	$—
Shares to be issued	1,531	1,531
Additional paid-in capital	771,574	769,940
Accumulated deficit	(743,594)	(724,142)

Total Shareholders’ Equity	$29,511	$47,329

Total Liabilities and Shareholders’ Equity	$364,881	$353,133

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues, net of discounts	$51,805	$30,426
Costs and expenses applicable to revenues	(22,084)	(14,974)

Gross profit	29,721	15,452

Operating expenses
Selling, general and administrative expenses	23,686	27,741
Depreciation and amortization expenses	7,374	6,414
Write-downs and other charges	259	679
Impairment loss	—	199,364

Loss from operations	(1,598)	(218,746)

Interest income	124	12
Other income	274	81
Interest expense	(5,678)	(4,467)
Accretion expense	(4,852)	(4,004)
Provision for debt obligation fee	(414)	(12,503)
Losses (gains) from change in fair value of financial instruments	(17)	4,692

Loss from operations before income taxes	(12,161)	(234,935)

Income tax expense	7,291	1,406

Net loss	$(19,452)	$(236,341)

Net loss per share - basic and diluted	$(0.11)	$(1.38)
Weighted average number of common shares outstanding - basic and diluted	171,718	171,667

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars, except share amounts)

	Three Months Ended March 31, 2021
	Number of Shares (Common)	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2021 - Revised	171,718,192	$1,531	$769,940	$(724,142)	$47,329
Share-based compensation	—	—	1,634	—	1,634
Net loss	—	—	—	(19,452)	(19,452)

Balance – March 31, 2021	171,718,192	$1,531	$771,574	$(743,594)	$29,511

	Three Months Ended March 31, 2020
	Number of Shares (Common)	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2020	171,643,192	$1,531	$761,722	$(410,780)	$352,473
Share issuance – Settlement of outstanding obligations	75,000	—	193	—	193
Share-based compensation	—	—	5,175	—	5,175
Other - Warrant issuance	—	—	(3,325)	—	(3,325)
Net loss	—	—	—	(236,341)	(236,341)

Balance – March 31, 2020	171,718,192	$1,531	$763,765	$(647,121)	$118,175

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(19,452)	$(236,341)
Adjustments to reconcile net loss to cashflow from (used in) operations:
Interest income	(124)	(12)
Interest expense	5,678	4,467
Accretion expense	4,852	4,004
Debt obligation fees	414	12,503
Impairment loss	—	199,364
Depreciation and amortization	7,374	6,414
Write-downs and other charges	259	679
Share-based compensation	1,634	5,368
Gain from change in fair value of financial instruments	17	(4,692)
Income from equity-accounted investments	—	41
Deferred income taxes	8	(2,206)
Change in non-cash working capital items (Note 12)	4,792	3,473

NET CASH FLOW FROM (USED IN) OPERATING ACTIVITIES	$5,452	$(6,938)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,752)	(10,030)
Acquisition of other intangible assets	—	(292)
Proceeds from redemption and sale of investment	—	110
Issuance of related party promissory note	(375)	—

NET CASH USED IN INVESTING ACTIVITIES	$(5,127)	$(10,212)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	11,000	—
Debt issuance costs	(694)	—
Repayment of debt	(14)	(11,212)

NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES	$10,292	$(11,212)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	10,617	(28,362)

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	11,510	34,821

CASH AND RESTRICTED CASH, END OF PERIOD	$22,127	$6,459

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 1 – Overview and Basis of Presentation

(a)	Description of Business

iAnthus Capital Holdings, Inc. (“ICH”, or “iAnthus”), together with its consolidated subsidiaries (collectively, the “Company”) is a vertically- integrated multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities, and developer, producer and distributor of innovative branded cannabis and cannabidiol (“CBD”) products in the United States. Through the Company’s subsidiaries, licenses, interests and contractual arrangements, the Company has the capacity to operate dispensaries and cultivation/processing facilities, and manufacture and distribute cannabis across the states in which the Company operates in the U.S. Additionally, the Company distributes CBD products online and to retail locations across the United States.

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

(b)	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2021. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021, or any other period.

These unaudited interim condensed consolidated financial statements are presented in U.S. dollars.

(c)	Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the three months ended March 31, 2021, the Company reported a net loss of $19.5 million and an accumulated deficit of $743.6 million as of March 31, 2021. These material circumstances cast substantial doubt on the Company’s ability to continue as a going concern for a period of at least 12 months from the date of this report and ultimately on the appropriateness of the use of the accounting principles applicable to a going concern.

During the three months ended March 31, 2020, due to liquidity constraints, the Company did not make interest payments due to the lenders of the Company’s 13% senior secured convertible debentures (the “Secured Notes”) and the 8% convertible unsecured debentures (the “Unsecured Debentures”) (together the “Lenders”). The Company is currently in default with respect to its long-term debt, which, as of March 31, 2021 consists of $97.5 million and $60.0 million of principal amount, and $19.0 million and $6.0 million in accrued interest, with respect to the Secured Notes and Unsecured Debentures, respectively. In addition, as a result of the default, the Company has accrued additional principal and interest of $14.2 million in excess of the aforementioned amounts. Refer to Note 4 and Note 13 for further discussion.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

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

On June 22, 2020, the Company received notice from Gotham Green Admin 1, LLC (the “Collateral Agent”), as collateral agent holding security for the benefit of the holders of the Company’s Secured Notes, with a demand for repayment (the “Demand Letter”) under the Amended and Restated Secured Debenture Purchase Agreement dated October 10, 2019 (the “Secured Notes Purchase Agreement”) of the entire principal amount of the Secured Notes, together with interest, fees, costs and other allowable charges that had accrued or might accrue in accordance with the Secured Notes Purchase Agreement and the other Transaction Agreements (as defined in the Secured Notes Purchase Agreement). The Collateral Agent also concurrently provided the Company with a Notice of Intention to Enforce Security (the “BIA Notice”) under section 244 of the Bankruptcy and Insolvency Act (Canada) (the “BIA”).

On July 10, 2020, the Company entered into the Restructuring Support Agreement (as defined below) to effect a proposed recapitalization transaction (the “Recapitalization Transaction”) with some of the Lenders to provide interim financing of $14.7 million (the “Tranche Four Secured Notes”). In connection with the Recapitalization Transaction, the Company and certain of its subsidiaries entered into a restructuring support agreement (the “Restructuring Support Agreement”) with all of the holders (the “Secured Lenders”) of the Secured Notes issued by iAnthus Capital Management, LLC, the Company’s U.S. wholly-owned subsidiary, and certain holders (the “Unsecured Debentureholders”) of the Unsecured Debentures issued by the Company.

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

Pursuant to the terms of the Restructuring Support Agreement, the Recapitalization Transaction will be implemented pursuant to arrangement proceedings (“Arrangement Proceedings”) commenced under the British Columbia Business Corporations Act, or, only if necessary, the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Completion of the Recapitalization Transaction through the Arrangement Proceedings is subject to, among other things, requisite stakeholder approval of the plan of arrangement (the “Plan of Arrangement”).

On September 14, 2020, the Company held meetings at which the stakeholders approved the Plan of Arrangement. Following the stakeholder vote, on September 25, 2020, the Company attended a court hearing before the Supreme Court of British Columbia (the “Court”) to receive approval of the Plan of Arrangement. On October 6, 2020, the Company received final approval from the Court for the Plan of Arrangement. The Company may be required to obtain other necessary regulatory and stock exchange approvals with respect to the Plan of Arrangement (the “Requisite Approvals”). Pursuant to the terms of the Restructuring Support Agreement, if the Recapitalization Transaction is completed through CCAA proceedings, then the existing holders of the Company’s common shares (the “Existing Shareholders”) will not receive any recovery. On November 5, 2020, the Company received a notice of appeal with respect to the final approval for the Plan of Arrangement by the Court, and on January 29, 2021, the appeal was dismissed by the British Columbia Court of Appeal.

The Company believes that the financing transactions discussed above should provide the necessary funding for the Company to continue as a going concern. However, there can be no assurance that such capital will be available in the future. As such, these material circumstances cast substantial doubt on the Company’s ability to continue as a going concern for a period of no less than 12 months from the date of this report. These unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

(d)	Basis of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company together with its consolidated subsidiaries, except for subsidiaries which the Company has identified as variable interest entities (“VIEs”) where the Company is not the primary beneficiary.

(d)	Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgements that affect the application of accounting policies and the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations regarding future events that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

Significant estimates made by management include, but are not limited to: economic lives of leased assets; allowances for potential uncollectability of accounts and notes receivable, provisions for inventory obsolescence; impairment assessment of long-lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.

(e)	Change in Estimates

In January 2021, the Company completed an assessment of the yield per gram that is used as an input to value the Company’s inventory. The timing of this review was based on a combination of factors accumulating over time that provided the Company with updated information to make a better estimate on the yield of its products. These factors included enhanced data gathering of crop production and yields into inventory. The assessment resulted in a revision of the Company’s production yield estimates that are used to value ending inventory. This change in accounting estimate was effective in the first quarter of 2021. The effect of this change was an increase in costs and expenses applicable to revenues of approximately $2.9 million for the three months ended March 31, 2021.

(f)	Coronavirus Pandemic

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 2 – Leases

The Company mainly leases office space and cannabis cultivation, processing and retail dispensary space. Leases with an initial term of less than 12 months are not recorded on the unaudited interim condensed consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company assumed that it was reasonably certain that the renewal options on the majority of its cannabis cultivation, processing and retail dispensary space would be exercised based on previous history and knowledge, current understanding of future business needs and the level of investment in leasehold improvements, among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the rate available to the parent company. None of the Company’s leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain subsidiaries of the Company rent or sublease certain office space to/from other subsidiaries of the Company. These intercompany subleases are eliminated on consolidation and have lease terms ranging from less than 1 year to 15 years.

Maturities of lease liabilities for operating leases as of March 31, 2021 were as follows:

Operating Leases
2021	$7,630
2022	6,983
2023	7,041
2024	7,198
2025	7,271
Thereafter	57,004

Total lease payments	$93,127
Less: interest expense	(58,549)

Present value of lease liabilities	$34,578
Weighted-average remaining lease term (years)	11.9
Weighted-average discount rate	20%

For the three months ended March 31, 2021 and 2020, the Company recorded operating lease expenses of $2.4 million and $2.0 million, respectively, which are included in selling, general and administrative expenses, and depreciation and amortization expenses.

Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	March 31, 2021	December 31, 2020
Right-of-use assets	Operating leases	$32,204	$33,083

Lease Liabilities
Current portion of lease liabilities	Operating leases	$7,630	$7,450
Long-term lease liabilities	Operating leases	26,948	27,670

Total		$34,578	$35,120

Note 3 - Inventories

Inventories is comprised of the following items:

	March 31,	December 31,
	2021	2020
		(Revised)
Supplies	$4,816	$5,010
Raw materials	7,150	7,047
Work in process	6,925	5,710
Finished goods	7,283	7,684

Total	$26,174	$25,451

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 4 - Long-Term Debt

	Secured Notes	May 2019 Debentures	March 2019 Debentures	Other	Total
As of January 1, 2021	$115,350	$23,240	$31,665	$920	$171,175

Fair value of financial liabilities issued	10,860	—	—	160	11,020
Accretion of balance	4,007	193	357	295	4,852
Repayment	—	—	—	(14)	(14)

As of March 31, 2021	$130,217	$23,433	$32,022	$1,361	$187,033

(1)	This amount relates to the Company’s obligation to pay an exit fee of $10.0 million that accrues interest at a rate of 13% (the “Exit Fee”) under the Secured Notes.

As of March 31, 2021, the total and unamortized discount costs were $30.3 million and $6.3 million, respectively (December 31, 2020 - $30.3 million and $9.5 million, respectively). As of March 31, 2021, the total and unamortized debt issuance costs were $7.7 million and $3.6 million, respectively (December 31, 2020 - $7.0 million and $3.5 million, respectively).

As of March 31, 2021, the total interest accrued on both current and long term debt was $28.8 million (December 31, 2020 - $23.3 million).

(a)	Secured Notes

Tranche One

On May 14, 2018, the Company issued $40.0 million secured notes (the “Tranche One Secured Notes”). Because the conversion price of $3.08 was less than the Company’s closing stock price on the date of issuance, this gave rise to a beneficial conversion feature valued at $7.9 million. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the closing date. The discount to the Tranche One Secured Notes is being amortized to interest expense until maturity or its earlier repayment or conversion. For the three months ended March 31, 2021, the amount of amortization recorded in accretion expense was $0.7 million (March 31, 2020 - $0.7 million). The terms also contain a financial covenant requiring the Company’s asset value to be 1.75 times the total net debt at each quarter end and maintain a minimum cash balance of $1.0 million while the Tranche One Secured Notes remain outstanding (the “market value test”).

For the three months ended March 31, 2021, interest expense and accretion expense of $1.7 million and $2.3 million, respectively, were recorded in the unaudited interim condensed consolidated statements of operations (March 31, 2020 - $1.4 million and $2.0 million, respectively).

As of March 31, 2020, the Company was not in compliance with the market value test, and therefore in breach of a financial covenant for the Tranche One Secured Notes, Tranche Two Secured Notes (as defined herein), and Tranche Three Secured Notes (as defined herein). Furthermore, the Company was in default on its Secured Notes as of March 31, 2020, and as a result, an event of default occurred on April 4, 2020. This default was triggered on the Company’s long-term debt, which as of March 31, 2021 consisted of $97.5 million and $60.0 million of principal amount and $19.0 million and $6.0 million in accrued interest with respect to the Secured Notes and Unsecured Debentures, respectively. As a result of the default, the Company is classifying the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes as current liabilities on the unaudited interim condensed consolidated balance sheets. As of March 31, 2021, the Company is still in default on the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes. Further details on the default are disclosed in Note 13.

For the three months ended March 31, 2021, interest expense of $0.4 million (March 31, 2020 - $2.2 million) was recorded in relation to the Exit Fee on the unaudited interim condensed consolidated statements of operations. As of March 31, 2021, the Company accrued $14.2 million (as of March 31, 2020 - $12.5 million) related to the Exit Fee, comprised of an aggregate principal amount of $10.3 million and $3.9 million in accrued interest (as of March 31, 2020 – $10.3 million and $2.2 million, respectively). Furthermore, as a result of this default, the Company is classifying the Exit Fee as a current liability on the unaudited interim condensed consolidated balance sheets as of March 31, 2021.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Tranche Two

On September 30, 2019, the Company issued an additional $20.0 million of secured notes (the “Tranche Two Secured Notes”). The Tranche Two Secured Notes accrue interest at 13.0% and mature May 14, 2021.

For the three months ended March 31, 2021, interest expense and accretion expense of $0.8 million and $0.5 million, respectively, were recorded in the unaudited interim condensed consolidated statements of operations (March 31, 2020 - $0.7 million and $0.4 million, respectively).

All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes are also applicable to the Tranche Two Secured Notes.

Tranche Three

On December 20, 2019, the Company issued an additional $36.2 million of secured notes (the “Tranche Three Secured Notes”). The Tranche Three Secured Notes accrue interest at 13.0% and mature May 14, 2021.

For the three months ended March 31, 2021, interest expense and accretion expense of $1.4 million and $1.1 million, respectively, were recorded in the unaudited interim condensed consolidated statements of operations (March 31, 2020 - $1.2 million and $1.0 million, respectively).

All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes and Tranche Two Secured Notes are also applicable to the Tranche Three Secured Notes.

Tranche Four

On July 13, 2020, as part of the Recapitalization Transaction, the Company issued an additional $14.7 million as the Tranche Four Secured Notes. The Tranche Four Secured Notes accrue interest at 8.0% and mature July 13, 2025.

For the three months ended March 31, 2021, interest expense and accretion expense of $0.3 million and $0.1 million, respectively, was recognized in the unaudited interim condensed consolidated statements of operations (March 31, 2020 – $Nil and $Nil, respectively). As of March 31, 2021, the Company no longer had restricted cash in escrow (December 31, 2020 - $0.4 million) from the Tranche Four Secured Notes.

All terms, restrictions, and financial covenants applicable to the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes discussed above, are also applicable to the Tranche Four Secured Notes. The Company remains in default with respect to the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes, due to failure to remit applicable interest payments between March 2020 and March 2021. Thus, all amounts owing on the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes are classified as current liabilities in the unaudited interim condensed consolidated balance sheets. The Company has not defaulted on the Tranche Four Secured Notes as of March 31, 2021. Therefore, the Tranche Four Secured Notes are classified as long-term liabilities in the unaudited interim condensed consolidated balance sheets.

iAnthus New Jersey, LLC Senior Secured Bridge Notes

On February 2, 2021, iAnthus New Jersey, LLC (“INJ”) issued an aggregate of $11.0 million of senior secured bridge notes (“Senior Secured Bridge Notes”) which mature on the earlier of (i) February 2, 2023, (ii) the date on which the Company closes a Qualified Financing (as defined below) and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The Senior Secured Bridge Notes accrue interest at a rate of 14.0% per annum (increasing to 25.0% per annum in the event of default and decreasing to 8.0% per annum upon the completion of the Company’s Recapitalization Transaction). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to us of not less than $10 million from the subscription of our securities, including, but not limited to, a private placement or rights offering.

The host debt, classified as a liability, was recognized at the fair value of $10.3 million, net of issuance costs $0.7 million.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being March 31, 2021), and such amount thereafter becoming part of the principal amount and will accrue interest. Interest paid in kind will be payable on the date that all of the principal amount is due and payable.

For the three months ended March 31, 2021, interest and accretion expense of $0.2 million and $0.1 million, respectively, was recognized in the unaudited interim condensed consolidated statements of operation (March 31, 2020—$Nil and $Nil, respectively). As of March 31, 2021, the Company held $8.4 million (December 31, 2020—$Nil) of restricted cash in escrow from the Senior Secured Bridge Notes. Refer to Note 12(e) for further discussion.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. The Company provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes. The Company has not defaulted on the Senior Secured Bridge Notes as of March 31, 2021. Therefore, the Senior Secured Bridge Notes are classified as long-term liabilities in the unaudited interim condensed consolidated balance sheets.

(b)	March 2019 Debentures

On March 18, 2019, the Company completed a private placement of $35.0 million of unsecured convertible debentures (the “March 2019 Debentures”) and corresponding warrants to purchase 2,177,291 common shares of the Company at an exercise price of $6.43 per share from the closing date until March 15, 2022. The March 2019 Debentures accrue interest at a rate of 8.0% per annum, payable quarterly on the last business day of each fiscal quarter, beginning on March 31, 2019. Interest is paid in cash, shares, or a combination of cash and shares, up to 50%, at the Company’s election. The March 2019 Debentures mature on March 15, 2023.

For the three months ended March 31, 2021, interest expense and accretion expense of $0.7 million and $0.4 million, respectively, were recorded in the unaudited interim condensed consolidated statements of operations (March 31, 2020 - $0.7 million and $0.3 million, respectively).

As of March 31, 2021, the Company defaulted on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. Further, as a result of this default, the Company is classifying the debt as a current liability as the March 2019 Debentures are due on demand. The event of default is applicable to all amounts outstanding under the March 2019 Debentures.

(c)	May 2019 Debentures

On May 2, 2019, the Company completed a private placement of $25.0 million of unsecured convertible debentures (the “May 2019 Debentures”) and corresponding warrants to purchase 1,555,207 common shares of the Company at an exercise price of $6.43 per common share from the closing date until March 15, 2022 . The May 2019 Debentures accrue interest at a rate of 8.0% per annum, payable quarterly on the last business day of each fiscal quarter, beginning on June 30, 2019. Interest is paid in cash, shares, or a combination of cash and shares, up to 50%, at the Company’s election. The May 2019 Debentures mature on March 15, 2023.

For the three months ended March 31, 2021, interest expense and accretion expense of $0.5 million and $0.2 million, respectively, were recorded in the unaudited interim condensed consolidated statements of operations (March 31, 2020—$0.5 million and $0.2 million, respectively).

The terms of the May 2019 Debentures impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of March 31, 2021, the Company defaulted on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the May 2019 Debentures. Further, as a result of this default, the Company is classifying the debt as a current liability as the May 2019 Debentures are due on demand. The event of default is applicable to all amounts outstanding under the May 2019 Debentures.

(d)	Stavola Trust Note

As part of the acquisition of MPX Bioceutical Corporation (“MPX”) on February 5, 2019 (the “MPX Acquisition”) (Note 5(b)), the Company assumed a long-term note (the “Stavola Trust Note”) of $10.8 million, payable to the Elizabeth Stavola 2016 NV Irrevocable Trust. This trust is for the benefit of a former director and officer of the Company, Elizabeth Stavola, and is therefore a related party balance. The note had a maturity date of January 19, 2020, and an interest rate of 8.0%. Repayment of the note was secured by the assets of certain subsidiaries of the Company. On January 10, 2020, the Stavola Trust Note was paid in full.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 5 - Share Capital

(a)	Share Capital

Authorized: Unlimited common shares. The shares have no par value.

The Company’s common shares are voting and dividend-paying. There were no common share issuances for the three months ended March 31, 2021.

The following is a summary of the common share issuances for the three months ended March 31, 2020:

•	75,000 common shares of the Company were issued to settle outstanding obligations, with share issuance costs of $0.2 million.

(b)	Warrants

The following table summarizes certain information in respect of the warrants for the Company’s shares:

	March 31, 2021
	Units	Weighted Average Exercise Price (C$)
Warrants outstanding as of December 31, 2020	49,236	$4.06
Granted	—	—
Exercised	—	—
Expired	(9,411)	2.52

Warrants outstanding as of March 31, 2021	39,825	$4.24

As of March 31, 2021 and December 31, 2020, warrants classified as derivative liabilities in the unaudited interim condensed consolidated balance sheet were revalued, with the following inputs:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.2%	0.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	139.0 - 209.6%	148.0 - 251.1%

The revaluation of the warrants classified as derivative liabilities resulted in a fair value of $0.3 million for these instruments as of March 31, 2021 (December 31, 2020 - $0.2 million). As a result of the revaluation, the Company recognized a loss of less than $0.1 million for the three months ended March 31, 2021 (March 31, 2020 - gain of $4.7 million) in the unaudited interim condensed consolidated statements of operations.

Full share equivalent warrants outstanding and exercisable are as follows:

	March 31, 2021		December 31, 2020
Year of expiration	Number Outstanding	Weighted Average Exercise Price (C$)	Number Outstanding	Weighted Average Exercise Price (C$)
2021	17,185	$5.16	26,596	$4.37
2022	20,855	3.44	20,855	3.62
2023	1,785	4.57	1,785	4.57

Warrants outstanding	39,825	$4.24	49,236	$4.06

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

(c)	Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of March 31, 2021:

	March 31, 2021	December 31, 2020
Common Share Options	10,825	11,510
Warrants	39,825	49,236
Secured Notes	46,458	46,458
Debentures	10,135	10,135
MPX dilutive instruments(1)	408	408

Total*	107,651	117,747

*

Total potentially dilutive securities does not include the shares that would potentially be issued upon conversion of the accrued interest on the Company’s long-term debt. As of March 31, 2021, this would amount into 10.1 million common shares (December 31, 2020 – 8.0 million common shares).

(1)	Prior to the MPX Acquisition, MPX had instruments outstanding that were potentially dilutive and as a result of the MPX Acquisition, the Company assumed certain of these instruments.

(d)	Stock Options

The following table summarizes certain information in respect of option activity under the Company’s stock option plan:

	March 31, 2021			December 31, 2020
	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life
Options outstanding, beginning	11,510	$4.86	—	19,578	$4.80	—
Granted	—	—	—	135	0.82	—
Exercised	—	—	—	—	—	—
Forfeited/Expired	(685)	4.09	—	(8,203)	4.99	—

Options outstanding, ending	10,825	$4.91	6.72	11,510	$4.86	7.34

The related share-based compensation expense for the three months ended March 31, 2021 was $1.6 million (March 31, 2020 - $5.2 million) and is presented in the selling, general and administrative expenses line on the unaudited interim condensed consolidated statements of operations.

As of March 31, 2021, the weighted average period over which compensation cost on non-vested stock options is expected to be recognized is one year and the unrecognized expense is $6.9 million.

Note 6 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2021 and 2020:

	2021	2020
Loss from operations before income taxes	$(12,161)	$(234,935)
Income tax expense	7,291	1,406

Effective tax rate	(60.0)%	(0.6)%

The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets of non-cultivator entities.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 7 - Segment Information

The below table presents revenues by type for the three months ended March 31, 2021 and 2020:

Reportable Segments

	For the Three Months Ended March 31,
	2021	2020
Revenues
Eastern Region	$33,056	$18,049
Western Region	18,302	11,725
Other(1)	447	652

Total	$51,805	$30,426

Gross profit
Eastern Region	21,162	$10,761
Western Region	8,580	4,761
Other	(21)	(70)

Total	$29,721	$15,452

Depreciation and amortization
Eastern Region	$6,178	$5,519
Western Region	838	590
Other	358	305

Total	$7,374	$6,414

Asset impairments and write-downs
Eastern Region	$259	$196,844
Western Region	—	252
Other	—	2,947

Total	$259	$200,043

Purchase of property, plant and equipment
Eastern Region	$4,745	$9,621
Western Region	3	388
Other	4	21

Total	$4,752	$10,030

Purchase of intangibles
Eastern Region	$—	$218
Western Region	—	74
Other	—	—

Total	$—	$292

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

	March 31, 2021	December 31, 2020
		(Revised)
Assets
Eastern Region	$230,195	$227,237
Western Region	109,356	109,039
Other	25,330	16,857

Total	$364,881	$353,133

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues. For the three months ended March 31, 2021 and 2020, no sales were made to any one customer that represented in excess of 10% of total revenues.

Geographic Information

As of March 31, 2021 and December 31, 2020, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the three months ended March 31, 2021, and 2020, the Company disaggregated its revenues as follows:

	For the Three Months Ended March 31,
	2021	2020
Revenue
iAnthus branded products	$31,182	$15,179
Third party branded products	15,207	10,458
Wholesale/bulk/other products	5,416	4,789

Total	$51,805	$30,426

Note 8 - Financial Instruments

Fair values have been determined for measurement and/or disclosure purposes based on the following methods. The Company characterizes inputs used in determining fair value using a hierarchy that prioritizes inputs depending on the degree to which they are observable. The levels of the fair value hierarchy are as follows:

•	Level 1 – fair value measurements are those derived from quoted prices (unadjusted) in active markets for identical assets or liabilities;

•

Level 2 – fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and

•	Level 3 – fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Long term investments - other[1]	$532	$—	$—	$532	$512	$—	$—	$512

Financial Liabilities
Derivative liabilities	$—	$—	$282	$282	$—	$—	$245	$245

(1)	Long-term investments – other are included in the investments balance in the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three months ended March 31, 2021. For the three months ended March 31, 2020, there was a transfer of long-term investments from Level 3 to Level 1 within the fair value hierarchy. This transfer is related to shares of another company that is now publicly traded and can be valued using listed stock prices.

The Company’s other investment as of March 31, 2021 is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data, or inputs are now available.

All Level 1 investments are comprised of equity investments which are re-measured at fair value using quoted market prices.

The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2020	$512
Revaluations on Level 1 instruments	20

Balance as of March 31, 2021	$532

The derivative liabilities related to the convertible debt instruments and freestanding warrants are recorded at fair value estimated using the Black-Scholes option pricing model and is therefore considered to be a Level 3 measurement.

The following tables summarizes the changes in Level 3 financial assets and liabilities:

Derivative Liabilities
Balance as of December 31, 2020	$245
Revaluations on Level 3 instruments	37

Balance as of March 31, 2021	$282

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The following table summarizes the Company’s long-term debt instruments (Note 4) at their carrying value and fair value:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Debentures	$55,455	$56,305	$54,905	$53,830
Secured Notes	130,217	141,230	115,350	134,609
Other	1,361	1,086	920	924

Total	$187,033	$198,621	$171,175	$189,363

Note 9 - Commitments

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described by the agreement.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

The following table summarizes the Company’s contractual obligations and commitments as of March 31, 2021:

	For the twelve months ended March 31,
	2022	2023	2024	2025	2026
Operating leases	$7,630	$6,983	$7,041	$7,198	$7,271
Service contracts	2,701	—	—	—	—
Construction contracts	12	—	—	—	—
Long-term debt, principal(1)	167,901	11,605	58	65	15,681

Total	$178,244	$18,588	$7,099	$7,263	$22,952

(1)	The payment schedule above shows amounts payable if the conversion options are not exercised by the lender for Company’s convertible debt instruments.

Line of Credit to Zia Integrated, LLC

On May 23, 2019, the Company established a line of credit with Zia Integrated, LLC (“Zia”), a cannabis management and consulting firm based in Maryland, permitting Zia drawdowns of up to an aggregate of $15.0 million. For each drawdown made by Zia, a convertible promissory note will be issued to Zia by the Company. As of the date of filing of the unaudited interim condensed consolidated financial statements, no drawdowns have been made on the line of credit and the principal amount on the convertible promissory note is $Nil (December 31, 2020—$Nil).

Note 10 - Contingencies and Guarantees

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 450 Contingencies, the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.

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

The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•

There is a claim from a former consultant against the Company, with respect to alleged consulting fees owed by MPX to the consultant, claiming the right to receive approximately $0.5 million and punitive damages. During the three months ended March 31, 2021, the former consultant updated the claim to set forth the total damages claimed, which are $5.4 million, and provided supplemental disclosures which specify total damages sought, which are $167.0 million;

•

There is a claim from two former noteholders against the Company and MPX ULC, with respect to alleged payments of $1.3 million made by the noteholders to MPX, claiming the right to receive $115.0 million. During the three months ended March 31, 2021, the claim was proposed to be amended to include additional damages of $10.0 million; and

•

There is a claim against the Company, MPX ULC and MPX, with respect to a prior acquisition made by MPX in relation to a subsidiary that was not acquired by the Company as part of the MPX Acquisition, claiming $3.0 million in connection with alleged contractual obligations of MPX.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:

There is a claim against the Company for damages of $22.0 million plus treble damages for shares owed to prior shareholders of GrowHealthy Holdings, LLC (“GHH”), in relation to the Company acquiring substantially all the assets of GHH.

On March 4, 2020, a security services firm filed a complaint against McCrory Sunny Hill Nursery, LLC (“McCrory”), GHHIA Management, Inc (“GHHIA”), GrowHealthy Properties, LLC (“GHP”), and iAnthus Holdings Florida, LLC (“IHF”), collectively, claiming $1.0 million in damages, as a result of an alleged breach of a contractual relationship by McCrory, GHHIA, GHP, and IHF.

On April 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Debentureholders of the Company in the principal amount of $5.0 million, filed a complaint with the United States District Court for the Southern District of New York (the “USDC”) against the Company (the “Hi-Med Complaint”). Hi-Med is seeking damages for an unspecified amount and other remedies against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement. On November 20, 2020, the Company filed a Motion to Dismiss the Hi-Med Complaint. On June 29, 2020, Hi-Med filed a claim in the Court, which mirrors the Hi-Med Complaint. Refer to Note 4 for further discussion on the Unsecured Debentures.

On April 20, 2020, a shareholder filed a class action lawsuit with the USDC against the Company (the “Class Action Lawsuit”), and is seeking damages for an unspecified amount against the Company for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On July 9, 2020, the USDC issued an order consolidating the Class Action Lawsuit and the Hi-Med Complaint and appointed a lead plaintiff (“Lead Plaintiff”). On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company filed a Motion to Dismiss the Amended Complaint.

On July 13, 2020, the Company announced the proposed Recapitalization Transaction. On September 14, 2020, at the meetings of Secured Lenders, Unsecured Debentureholders and the holder of the Company’s common shares, options and warrants (collectively, the “Securityholders”), the Securityholders voted in support of the Recapitalization Transaction. On October 5, 2020, the Company received final approval from the Court for the Plan of Arrangement. Completion of the Recapitalization Transaction is subject to, among other things, such other approvals, as may be required by the Court, and the receipt of all necessary regulatory approvals and approval by the Canadian Securities Exchange. As such, no amounts have been accrued with respect to the Recapitalization Transaction. On January 29, 2021, the notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal.

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

During the year ended December 31, 2020, the Company filed a statement of claim against Oasis Investments II Master Fund Ltd. (“Oasis”), an Unsecured Debentureholder, in the Ontario Superior Court of Justice. In response to the Company’s statement of claim, Oasis filed a defense and counterclaim, alleging that the Company breached certain debt covenants and is seeking an order that the Company repay the debt instrument in the amount of $25.0 million including interest and related fees. On July 13, 2020, in connection with the proposed Recapitalization Transaction, the Company agreed to discontinue with prejudice its litigation claim which it made on February 27, 2020 against Oasis (regardless of whether the Recapitalization Transaction is consummated), and Oasis has agreed, while the Restructuring Support Agreement is in effect, not to take any steps in connection with its counterclaim against the Company. In addition, the Company and Oasis have agreed that the counterclaim by Oasis against the Company will be dismissed as a condition of closing of the Recapitalization Transaction.

During the year ended December 31, 2020, the Company received demand letters (the “Employee Demand Letters”) from two former employees, claiming combined damages of $1.2 million. Subsequent to March 31, 2021, the Company reached a settlement of less than $0.1 million with one of the employees claiming a total of $0.5 million; however, both parties are still in the process of negotiating a full and final settlement. The remaining claim for a total of $0.7 million is still outstanding. The Company intends to vigorously defend itself in this manner; however, the ultimate disposition is not known at this time.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

On December 16, 2020, MPX New Jersey, LLC (“MPX NJ”) filed a complaint against the Company in the Superior Court of New Jersey Chancery Division—Monmouth County seeking preliminary and final injunctive relief. Subsequently, on February 3, 2021, the court issued an order, denying MPX NJ’s request for injunctive relief; provided, however, that the court ordered that the area of the Pleasantville, New Jersey cultivation facility currently growing and/or cultivating cannabis shall remain under the control of MPX NJ and be accessed under the supervision of MPX NJ. On March 11, 2021, MPX NJ, iAnthus Capital Management, LLC (“ICM”) and INJ executed a consent for a final judgement on the matter, which was ordered by the court on March 17, 2021. The final judgment ordered that: (i) MPX NJ’s Motion for Preliminary Injunction is denied in part for the reasons stated in the court’s February 3, 2021 order and for those reasons set forth by the court on the oral record; (ii) the area of the Pleasantville facility currently growing and/or cultivating cannabis shall remain under the control of MPX NJ and be accessed only under the supervision of or with the consent of MPX NJ; and (iii) the matter be closed and this order constitute the final judgment and order of the court; (iv) the parties expressly preserve all rights to appeal the court’s February 3, 2021 order denying MPX NJ’s Motion for Preliminary Injunction and granting MPX NJ certain relief, as well as the final order and judgment; and (v) in the event the February 3, 2021 order from the court is vacated on appeal, both the February 3, 2021 order and the final order and judgment is also vacated.

On January 13, 2021, a class action complaint was filed against iAnthus Empire Holdings, LLC (“IEH”) in the United States District Court for the Southern District of New York, alleging violations of the Telephone Consumer Protection Act relating to IEH’s alleged text message marketing. On February 1, 2021, the plaintiff filed a Notice of Dismissal Without Prejudice, dismissing all claims of the named, individual plaintiff and the unnamed members of the alleged class.

On April 13, 2021, Sean Zaboroski (“Zaboroski”) filed a Statement of Claim for a putative class action lawsuit against the Company, its former Chief Executive Officer, its current Interim Chief Executive Officer and its current Board of Directors (collectively, the “iAnthus Defendants”) alleging gross negligence on the part of the iAnthus Defendants. Zaboroski seeks to certify the proposed class on behalf of all persons, except the Company’s and Gotham Green Partners LLC’s affiliates, agents, officers, directors, senior employees, legal representatives, heirs, predecessors, successors and assigns, and any member of the individual defendants’ immediate families and any entity in which any of the foregoing has or had an interest, who were non-debenture holding shareholders of the Company from the date the Company defaulted on its obligations pursuant to the Debentures to the date the Plan of Arrangement was or is implemented (the “Proposed Class”). The Proposed Class does not include shareholders who acquired the Company’s shares in the secondary market on or after May 30, 2019 and who held some or all of those securities until after the close of trading on April 5, 2020. Zaboroski seeks an unspecified amount of damages, including punitive damages, together with costs and interest. Zaboroski’s certification motion has not yet been scheduled.

Note 11 - Related Party Transactions

	March 31, 2021	December 31, 2020
Financial Statement Line Item
Accounts receivable	$—	$140
Other long-term assets	3,732	3,358

Total	$3,732	$3,498

As part of the February 5, 2019 MPX Acquisition, the Company acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrues interest at the rate of 16.0%, compounded annually. Interest is due upon maturity of the loan on December 31, 2021. The balance of such facility was $3.6 million as of March 31, 2021 (December 31, 2020 – $3.2 million), which includes accrued interest of $0.5 million (December 31, 2020—$0.3 million). The related party balances are presented in other long-term assets line on the unaudited interim condensed consolidated balance sheets.

On June 30, 2017, the Company entered into a loan facility with a former director and officer of the Company, Hadley Ford (“Ford”). The total loan facility was up to C$0.5 million (equivalent to $0.4 million) and accrued interest at the rate of 2.5%. Interest was due upon maturity of the loan on June 30, 2021. As of December 31, 2020, this balance was presented net of management’s estimate of accrued compensation of $0.3 million owed to Ford. As part of Ford’s termination agreement, the total loan facility was offset by compensation owed to Ford of $0.5 million during the three months ended March 31, 2021. As of March 31, 2021, the outstanding balance of the facility including accrued interest was C$Nil (equivalent to $Nil) (December 31, 2020 – C$0.5 million) (equivalent to $0.4 million). The related party balance is presented in the accounts receivable line on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Note 12 - Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	For the Three Months Ended March 31,
	2021	2020
Income taxes	$657	$—
Interest	24	52

(b) Changes in other non-cash operating assets and liabilities are comprised of the following:

	For the Three Months Ended March 31,
	2021	2020
Decrease (increase) in:
Accounts receivables	$(1,009)	$(344)
Prepaid expenses	(1,028)	(790)
Inventories	(723)	(2,823)
Other assets	(719)	(54)
Increase (decrease) in:
Accounts payable	1,930	(3,974)
Accrued and other liabilities	6,341	11,458

	$4,792	$3,473

(c) Depreciation and amortization are comprised of the following:

	For the Three Months Ended March 31,
	2021	2020
Property, plant and equipment	$2,977	$2,146
Operating lease right-of-use assets	542	413
Other intangible assets	3,855	3,855

	$7,374	$6,414

(d) Write-downs and other charges are comprised of the following:

	For the Three Months Ended March 31, 2021
	2020
Write-downs:
Accounts receivable provisions	$—	$329
Fixed asset	259	350

	$259	$679

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

(e) Significant non-cash investing and financing activities are as follows:

	For the Three Months Ended March 31,
	2021	2020
Supplemental Cash Flow Information:
Share issuance – settlement of outstanding obligations	$—	$193
Cashless exercise of MPX warrants recorded as derivatives	—	3,325

Cash and Cash Equivalents

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and cash equivalents include cash, restricted cash and amounts held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of March 31, 2021, the Company held $8,435 as restricted cash (December 31, 2020—$495), which is mainly related to funds held in escrow from the Senior Secured Bridge Notes. The net proceeds from the Senior Secured Bridge Notes were placed in escrow, and the availability of the funds are subject to drawdown requests that must be approved by the Secured Lenders.

The following table provides a reconciliation of cash and restricted cash reported within the unaudited interim condensed consolidated balance sheet to such amounts presented in the statement of cash flows:

	March 31, 2021	December 31, 2020
Cash	$13,692	$11,015
Restricted cash	8,435	495

Total cash and restricted cash presented in statements of cash flows	$22,127	$11,510

Note 13 - Subsequent Events

Legal Proceedings

Please refer to Note 10 for further discussion.

Event of Default and Financial Restructuring

The Company is currently in default of the obligations under the Company’s long-term debt as discussed in Note 1.

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

(in ’000s of U.S. dollars)	Restructured Senior Debt[1]	Interim Financing[2]	8% Senior Unsecured Debentures[3]	Pro Forma Common Equity[4]
Secured Lenders	$85,000	$14,737	$5,000	48.625%
Unsecured Debentureholders	—	—	15,000	48.625%
Existing Shareholders	—	—	—	2.75%

Total	$85,000	$14,737	$20,000	100%

(1)

The principal balance of the Secured Notes will be reduced to $85.0 million, which will be increased by the amount of the Interim Financing, as set forth above, which has a first lien, senior secured position over all of the Company’s assets, is non-convertible and non-callable for three years and includes payment in kind at an interest rate of 8% per year and a maturity date which will be five years after the consummation of the Recapitalization Transaction (the “Restructured Senior Debt”).

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

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

Upon consummation of the Recapitalization Transaction, a new board of directors (the “New Board”) will be composed of the following members: (i) three nominees will be designated by the Secured Lenders; (ii) three nominees will be designated by the majority of the Unsecured Lenders (“Consenting Unsecured Lenders”); and (iii) one nominee will be designated by the director nominees of the Secured Lenders and Consenting Unsecured Lenders to serve as a member of the Company’s New Board.

Pursuant to the terms of the proposed Recapitalization Transaction, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that now exist or may in the future arise under any of the purchase agreements with respect of the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect of the Unsecured Convertible Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”) and shall take such steps as are necessary to stop any current or pending enforcement efforts in relation thereto. Upon consummation of the Recapitalization Transaction, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders are also expected to irrevocably waive all Defaults and take all steps required to withdraw, revoke and/or terminate any enforcement efforts in relation thereto.

Completion of the Recapitalization Transaction will be subject to receipt of the Requisite Approvals. If the Requisite Approvals are obtained, the Plan of Arrangement will bind all Secured Lenders, Unsecured Debentureholders and Existing Shareholders. The Plan of Arrangement was approved by the Supreme Court of British Columbia on October 5, 2020. On January 29, 2021, a notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal. The Company is in progress of obtaining the remaining Requisite Approvals.

Note 14 - Revision of Prior Period Financial Statements

During the three months ended March 31, 2021, the Company determined that it had not appropriately recorded cost of inventory as of December 31, 2020. This resulted in an overstatement of the inventory balance, accrued and other current liabilities and accumulated deficit as of December 31, 2020 and income tax expense and an understatement of costs and expenses applicable to revenues for the year ended December 31, 2020.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended.

The effect of the adjustments on the line items within the Company’s consolidated balance sheet as of December 31, 2020 is as follows:

	December 31, 2020
	As previously reported	Adjustment	As adjusted
Inventories	$30,292	$(4,841)	$25,451
Current Assets	50,464	(4,841)	45,623
Total Assets	357,974	(4,841)	353,133
Accrued and other current liabilities	56,381	(1,328)	55,053
Current liabilities	233,207	(1,328)	231,879
Total Liabilities	307,132	(1,328)	305,804
Accumulated Deficit	(720,629)	(3,513)	(724,142)
Total Shareholders’ Equity	50,842	(3,513)	47,329
Total Liabilities and Shareholders’ Equity	357,974	(4,841)	353,133

The effect of the adjustments on the line items within the Company’s interim condensed consolidated statements of Shareholders’ equity for the three months ended March 31, 2021 is as follows:

	March 31, 2021
	As previously reported	Adjustment	As adjusted
Deficit accumulated – Balance January 1, 2021	$(720,629)	$(3,513)	$(724,142)
Shareholders’ equity total – Balance January 1, 2021	50,842	(3,513)	47,329

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Through our subsidiaries, we currently own and/or operate 31 dispensaries and 10 cultivation and/or processing facilities in nine U.S. states. In addition, we distribute cannabis and CBD products to over 200 dispensaries and CBD products to over 2,300 retail locations throughout the United States. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional ten dispensaries in five states, plus an uncapped number of dispensary licenses in Florida, and up to 12 cultivation and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states.

Our multi-state operations encompass the full spectrum of medical and adult-use cannabis and CBD enterprises, including cultivation, processing, product development, wholesale-distribution and retail. Cannabis products offered by us include biomass, products containing biomass (such as pre-rolls), cannabis infused products (such as topical creams and edibles) and products containing cannabis extracts (such as vape cartridges, concentrates, live resins, wax products, oils and tinctures). Our CBD products include topical creams, tinctures and sprays and products designed for beauty and skincare (such as lotions, creams, haircare products, lip balms and bath bombs). Under U.S. federal law, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), to our knowledge, the U.S. Food and Drug Administration has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis, cannabis-derived or CBD products.

Operational and Financial Highlights – March 31, 2021

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenues and Gross Profit

	Three Months Ended March 31,
(in ‘000s of U.S. dollars)	2021	2020
Revenues
Eastern Region	$33,056	$18,049
Western Region	18,302	11,725
Other	447	652

Total revenues	$51,805	$30,426

Cost of sales applicable to revenues
Eastern Region	$(11,893)	$(7,288)
Western Region	(9,723)	(6,963)
Other	(468)	(723)

Total cost of sales applicable to revenues	$(22,084)	$(14,974)

Gross profit
Eastern Region	$21,162	$10,761
Western Region	8,580	4,761
Other	(21)	(70)

Total gross profit	$29,721	$15,452

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey and Vermont. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.

Eastern Region

As of March 31, 2021, we held licenses to operate up to 17 dispensaries plus an uncapped number of dispensaries in Florida, and seven cultivation and/or processing facilities in the eastern region, subject to regulatory approval. As of March 31, 2021, we had 26 dispensaries, four cultivation and processing facilities, and one processing only facility open and operational in this region. As of March 31, 2020, we had held licenses to operate up to 58 dispensaries, including a cap of 40 dispensaries in Florida, and seven cultivation and/or processing facilities. As of March 31, 2020, we had 24 dispensaries, three cultivation and processing facilities, and one processing only facility open and operational in this region.

Our sales revenues in the eastern region increased by 83.1% from $18.0 million in the prior year quarter to $33.1 million for the three months ended March 31, 2021. Across the eastern region, we continued to experience steady organic growth within each of our revenue channels: retail, wholesale, and delivery. The increase in sales revenues was also attributable to two new dispensaries in Florida and Massachusetts, which opened in January 2021 and December 2020, respectively.

During the three months ended March 31, 2021, approximately 11,700 pounds of plant material was harvested from three cultivation facilities operating in the eastern region as compared to approximately 3,800 pounds harvested from the same facilities for the three months ended March 31, 2020.

In the eastern region, for the three months ended March 31, 2021, gross profit was $21.2 million, or 64.0% of sales revenues, as compared to $10.8 million, or 59.6% of sales revenues for the three months ended March 31, 2020. The increase in gross profit as a percentage of sales revenue is primarily due to a more favorable sales mix and from improving efficiency of our operations across the Easton Region in the current year quarter.

Western Region

As of March 31, 2021, we held licenses to operate up to eight dispensaries and fourteen cultivation and processing facilities in the western region, subject to regulatory approval. As of March 31, 2021, we had five dispensaries and five cultivation and processing facilities open and operational in this region. As of March 31, 2020, we held licenses to operate up to eight dispensaries and five cultivation and processing facilities in the western region. As of March 31, 2020, we had five dispensaries and five cultivation and processing facilities open and operational. The decrease in the number of dispensary and cultivation facilities was a result of the redemption of our equity interest in Reynold Greenleaf & Associates, LLC (“RGA”) which occurred in the fourth quarter of 2020.

Our sales revenues in the western region increased by 56.1% from $11.7 million in the prior year quarter to $18.3 million for the three months ended March 31, 2021. The increase in sales revenues was mainly attributable to strong same-store sales growth in each of our four Arizona dispensaries. Furthermore, wholesale revenues in both Arizona and Nevada markets improved quarter over quarter, and revenues generated from delivery and toll processing channels increased nearly threefold in the current quarter as compared to the prior year quarter.

During the three months ended March 31, 2021, approximately 1,700 pounds of plant material was harvested from five cultivation facilities operating in the western region as compared to approximately 1,800 pounds harvested from the same facilities in the prior year quarter.

In the western region, for the three months ended March 31, 2021, gross profit was $8.6 million, or 46.9% of sales revenues, as compared to $4.8 million, or 40.6% of sales revenues for the prior year quarter. The increase in gross margin in the western region is due to our manufacturing and selling of more higher margin in-house products in the current quarter as compared to the prior year quarter.

Other revenues

Other revenues include revenues from the sale of CBD products and income from property leasing arrangements from our assets in Colorado which do not meet the consolidation criteria under U.S. GAAP. For the three months ended March 31, 2021, other revenues were $0.4 million as compared to $0.7 million for the prior year quarter. This decrease was attributable to lower retail sales of CBD products as a result of restrictions imposed on retailers across the U.S. due to COVID-19.

Selling, general and administrative expenses

	Three Months Ended March 31,
(in ‘000s of U.S. dollars)	2021	2020
Salaries and employee benefits	$10,006	$11,135
Share-based compensation	1,634	5,175
Legal and other professional fees	5,238	3,330
Facility, insurance, and technology costs	4,100	3,887
Marketing expenses	1,153	1,540
Travel and pursuit costs	151	596
Other general corporate expenditures	1,404	2,078

Total	$23,686	$27,741

Salaries and employee benefits

For the three months ended March 31, 2021, salaries and employee benefits decreased to $10.0 million as compared to $11.1 million for the prior year quarter. The decrease was primarily due to a reduction in headcount and optimization of our workforce as part of our cost savings initiatives that began in the second quarter of 2020.

As of March 31, 2021, total employee headcount was approximately 930 employees as compared to 750 employees as of March 31, 2020.

Share-based compensation

Share-based compensation decreased to $1.6 million for the three months ended March 31, 2021 as compared to $5.2 million for the prior year quarter as a result of the forfeitures of certain executive and employee options during 2020 and during the three months ended March 31, 2021.

Legal and other professional fees

Legal and other professional fees for the three months ended March 31, 2021 increased to $5.2 million as compared to $3.3 million for the prior year quarter. We continue to use the expertise of various professionals such as bankers, lawyers, accountants, auditors, valuators and tax specialists to ensure compliance with local and state regulations. The main driver for the increase in legal and other professional fees for the three months ended March 31, 2021 is $0.8 million in fees incurred related to the Recapitalization Transaction. Professional fees related to the Recapitalization Transaction are incurred as we navigate closing of the Recapitalization Transaction.

Facility, insurance and technology costs

Facility, insurance and technology costs for the three months ended March 31, 2021 increased to $4.1 million as compared to $3.9 million for the prior year quarter. Costs such as facility rent, utilities, property taxes, insurance, repairs and maintenance have remained relatively consistent quarter over quarter. The increase is attributable to new facility build-outs since the prior year quarter, offset by the decrease as a result of savings from the renewal of our insurance policies in February 2021.

Marketing expenses

Marketing expenses for the three months ended decreased to $1.2 million from $1.5 million for the prior year quarter due to fewer marketing initiatives in the current quarter as compared to the prior year quarter.

Travel and pursuit costs

Travel and pursuit costs for the three months ended March 31, 2021 decreased to $0.2 million from $0.6 million for the three months ended March 31, 2020 primarily due to fewer travel expenses incurred in the current quarter as compared to the prior year quarter due to travel restrictions as a result of COVID-19.

Other general corporate expenditures

Other general corporate expenditures for the three months ended March 31, 2021 were $1.4 million as compared to $2.1 million for the prior year quarter. Other general corporate expenditures include research and development costs related to new products, bank fees, general office expenses, regulatory and compliance related expenses, loss contingencies, foreign exchange gains and losses and miscellaneous items, other than interest. The decrease was mainly due to savings in office expenses as most of our employees have been working from home since the onset of COVID-19 in March 2020.

Depreciation and amortization expenses

Depreciation and amortization expenses for the three months ended March 31, 2021 were $7.4 million as compared to $6.4 million in the prior year quarter. The increase was primarily due to the increased depreciable asset base resulting from the opening of new dispensaries in the Eastern region and the continued buildout of our cultivation and processing facilities in Florida, Arizona and New Jersey. Amortization of intangible assets of $3.9 million remained consistent quarter over quarter.

Impairment loss

For the three months ended March 31, 2021, no impairment loss was recognized as compared to $199.4 million in the prior year quarter. As a result of the decline in our stock price in the prior year quarter, indicators of impairment existed which resulted in the recognition of an impairment charge of $199.4 million of which $48.0 million was attributable to the Eastern region and $151.4 was attributable to the Western region.

Interest income

For the three months ended March 31, 2021 and 2020, interest income of $0.1 million and less than $0.1 million, respectively, was recognized as a result of our loan facilities and bank balances.

Interest expense, accretion expense and other debt related expenses

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2021	2020
Interest expense	$5,678	$4,467
Accretion expense	4,852	4,004
Provision for debt obligation fee	414	12,503

Total	$10,944	$20,974

For the three months ended March 31, 2021, interest expense increased to $5.7 million as compared to $4.5 million for the prior year quarter. The increase was mainly due to the following financings and certain amendments to terms of existing debt instruments during the three months ended March 31, 2021:

•	In March 2020, we defaulted on our 13% senior secured convertible debentures (“Secured Notes”) which triggered an escalation of the annual interest rate from 13% to 16%;

•	In July 2020, the holders of the Secured Notes (“Secured Lenders”) provided $14.7 million of secured debentures (“Interim Financing”) which have an annual interest rate of 8%; and

•	In February 2021, iAnthus New Jersey, LLC issued $11.0 million of senior secured bridge notes (“Senior Secured Bridge Notes”) which have an annual interest rate of 14%.

For the three months ended March 31, 2021, we recorded accretion expense of $4.9 million as compared to $4.0 million for the prior year quarter. The increase was mainly due to accretion expense recognized on the additional financings noted above. Refer to Note 4 in the accompanying unaudited interim condensed consolidated financial statements for more details on the long-term debt instruments that have an impact on periodic interest and accretion expense.

For the three months ended March 31, 2021, accrued interest of $0.4 million was recognized as part of the $10.0 million obligation required to be paid as part of the Secured Notes which accrue interest at a rate of 13% (the “Exit Fee”). The Exit Fee is classified under the provision for debt obligation fee on the unaudited interim condensed consolidated statements of operations. Refer to Note 4 in the accompanying unaudited interim condensed consolidated financial statements for more details on the Exit Fee.

Our policy is to expense any debt issuance costs allocated to a derivative liability for our compound financial instruments at the time of issuance. For the three months ended March 31, 2021 and 2020, debt issuance costs were $0.7 million and $Nil, respectively. Debt issuance costs allocated to the host debt contracts are deferred and amortized over the time to maturity of the debt instrument and are included in accretion expense. Any debt issuance costs allocated to financial instruments classified in equity are recorded in paid-in-capital on the unaudited interim condensed consolidated balance sheets.

Change in fair value of financial instruments

For the three months ended March 31, 2021, we recorded a loss of less than $0.1 million due to the change in fair value of financial instruments classified as derivative liabilities requiring fair value recognition each reporting period as compared to a gain of $4.7 million in the prior year quarter. We use the Black-Scholes valuation model to determine the fair value of derivative financial instruments each reporting period. Key inputs to the model are current share price, volatility and a risk-free rate. The loss from the change in fair value recorded in 2021 was a result of the movement in our share price quarter over quarter.

Income Taxes

Our effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, the provision for income taxes at different rates in foreign and domestic jurisdictions, including changes in enacted statutory tax rate increases or reductions in the year, changes in our valuation allowance based on our recoverability assessments of deferred tax assets and favorable or unfavorable resolution of various tax examinations.

As of March 31, 2021, we had a gross deferred income tax liability of $32.1 million as compared to $34.6 million for the prior year quarter. For the three months ended March 31, 2021, we recorded an income tax expense of $7.3 million as compared to $1.4 million from the prior year quarter. The increase in income tax expense is a result higher income for the three months ended March 31, 2021 compared to the prior year quarter.

Liquidity and Capital Resources

Financing requirements have fluctuated from period to period because we have historically been in the development stage. Management consistently monitors our cash flows and assesses the liquidity necessary to fund both operations and development. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, our ability to achieve sustainable revenues and profitable operations and, our ability to obtain the necessary capital to meet our obligations and repay our liabilities when they become due. Our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 have been prepared under the assumption that we will be able to continue our operations and will be able to realize our assets and discharge our liabilities in the normal course of business in the foreseeable future. For the three months ended March 31, 2021, we reported a net loss of $19.5 million and an accumulated deficit of $743.6 million as of March 31, 2021. These material circumstances cast substantial doubt on our ability to continue as a going concern and ultimately on the appropriateness of the use of the accounting principles applicable to a going concern for a period of no less than 12 months from the date of this report.

We are currently in default with respect to our long-term debt which, as of March 31, 2021 consists of $97.5 million and $60.0 million of principal amount, and $19.0 million and $6.0 million in accrued interest, with respect to the Secured Notes and our 8% convertible unsecured debentures (“Unsecured Debentures”), respectively. In addition, as a result of the default, we have accrued additional principal and interest of $14.2 million in excess of the aforementioned amounts.

Our major financing activities during the three months ended March 31, 2021 were as follows:

•

In February 2021, we issued $11.0 million of senior secured bridge notes which mature on the earlier of (i) February 2, 2023, (ii) the date on which we close a Qualified Financing and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The senior secured bridge notes accrue interest at 14% annually (increasing to 25% annually in the event of default and decreasing to 8% annually upon the completion of our proposed recapitalization transaction). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to us of not less than $10 million from the subscription of our securities, including, but not limited to, a private placement or rights offering.

Our major financing activities during the year ended December 31, 2020 were as follows:

•	In July 2020, we issued $14.7 million of secured debentures which mature on July 13, 2025 and accrue interest at 8% annually.

Although there has been an increase in the amount of capital available over the last several years, there is neither a broad nor deep pool of institutional capital that is available to cannabis license holders and/or applicants in the United States. There can be no assurance that additional capital will be available to us when needed or on terms that are acceptable. Our potential inability to raise capital to fund capital expenditures and/or acquisitions may cast substantial doubt on our ability to continue as a going concern and may have a material adverse effect on future profitability.

The terms of our outstanding Secured Notes impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Such notes are secured by all of our current and future assets and the rights of the remaining lenders are subordinate to the secured notes. Our remaining outstanding unsecured debt instruments also impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness at the subsidiary level.

We believe that the financing transactions discussed above should provide us with the funding necessary for us to continue as a going concern. However, in the event we need additional capital, there can be no assurance that such capital will be available to us on favorable terms, if at all. As such, these material circumstances cast substantial doubt on our ability to continue as a going concern for a period of no less than 12 months from the date of this report. Our unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Working Capital

As of March 31, 2021, we held unrestricted cash of $13.7 million (December 31, 2020 —$11.0 million). The increase in cash was due to the net cash inflows from operating activities and the Senior Secured Bridge Notes financing, partially offset by capital expenditures during the three months ended March 31, 2021. As of March 31, 2021, we had a working capital deficit of $190.2 million, compared to a working capital deficit of $186.3 million as of December 31, 2020. Working capital is in a deficit in both periods primarily as a result our default on our long-term debt on April 4, 2020, which resulted in classifying our secured notes issued on May 14, 2018 in the aggregate principal amount of $40 million, our secured notes issued on December 20, 2019 in the principal amount of $20 million, our secured notes issued on December 20, 2019 in the principal amount of $36.2 million as current liabilities on the interim condensed consolidated balance sheets. Furthermore, working capital decreased from higher interest and income taxes for the three months ended March 31, 2021 as compared to the prior year quarter. This was partially offset by higher inventory and biological asset balances due to increased cultivation and processing quarter to quarter, cash received from operating activities and financings, and an increase in accounts receivable from wholesale revenues on account.

Cash Flow For the Three Months Ended March 31, 2021 as Compared to March 31, 2020

Cash from Operating Activities

Our net cash flows from operating activities is affected by a number of factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new business acquisitions and development of newly acquired businesses and the level of cash collections received from our customers.

Cash flows provided from operating activities during the three months ended was $5.5 million as compared to cash used from operating activities of $6.9 million for the three months ended March 31, 2020. Cash flows provided from operating activities increased as a result of our cost saving initiatives over the past year and increased revenues for the three months ended March 31, 2021.

Changes in other operating assets for the three months ended March 31, 2021 include an increase in inventory of $0.7 million due to increased production and cultivation as compared to the prior year quarter.

Changes in other operating liabilities for the three months ended March 31, 2021 includes an increase in accrued and other liabilities of accounts payable of $6.3 million due to additional accrued interest and income taxes as compared to the prior year quarter.

As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although we expect to have positive cash flows from operations in 2021, no assurance can be given that we will have positive cash inflows from operations in 2021.

Cash from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 was $5.1 million as compared to $10.2 million for the three months ended March 31, 2020. The decrease in cash used in investing activities was primarily a result of fewer cultivation and dispensary construction projects during the three months ended March 31, 2021 as compared to the prior year quarter.

There were no cash inflows from investing activities during the three months ended March 31, 2021, compared to $0.1 million of cash inflows in the prior year quarter from a one-time distribution received from our investment in RGA.

Cash from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $10.3 million as compared to net cash used by financing activities of $11.2 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, our financing activities increased as a result of the issuance of the Senior Secured Bridge Notes of $11.0 million, offset by related debt issuance costs of $0.7 million. During the same period in prior year, cash used in financing activities primarily related to the $10.8 million repayment of the note payable to the Elizabeth Stavola 2016 NV Irrevocable Trust which was assumed by us as part of our acquisition of MPX Bioceutical Corporation.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Change in Estimates

In January 2021, we completed an assessment of the yield per gram that is used as an input to value our inventory. The timing of this review was based on a combination of factors accumulating over time that provided us with updated information to make a better estimate on the yield of our products. These factors included enhanced data gathering of crop production and yields into inventory. The assessment resulted in a revision of our production yield estimates that are used to value ending inventory. This change in accounting estimate was effective in the first quarter of 2021. The effect of this change was an increase in costs and expenses applicable to revenues of approximately $2.9 million for the three months ended March 31, 2021.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation	of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as disclosed in Part II – Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 1, 2021. In addition, during the quarter ended March 31, 2021, we identified an error in the valuation of our inventory as of December 31, 2020 which resulted in an additional material weakness related to inventory in our internal controls over financial reporting for the year ended December 31, 2020. We intend to increase the size of our accounting team as soon as economically feasible and sustainable to remediate these material weaknesses.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth herein, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Walmer Matter

On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX Bioceutical Corporation (“MPX”). The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation following the acquisition of MPX which occurred on February 5, 2019. MPX withheld the redemption of approximately $1,250,000 of the original subscription amount of the MPX Debentures as MPX was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into the Company’s common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111,000,000 and breach of a security subordination agreement in the amount of $3,500,000. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against the Company and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX, the Company and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX and the Company to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111,000,000; (iii) damages for breach of a security subordination agreement in the amount of $3,500,000; (iv) damages for breach of a consultancy agreement in the amount of $440,000 plus $150,000 plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1,000,000. On October 31, 2019, the Company and MPX served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike the Company’s and MPX’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, the Company’s directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia. On January 26, 2021, Walmer, Island, Crawford and Broughton advised the Company that it was seeking to file an Amended Notice of Civil Claim with the Supreme Court of British Columbia to include Gotham Green Partners as a defendant. The proposed Amended Notice of Civil Claim includes additional claims for conspiracy, intentional interference with contractual relations and fraud and seeks damages in the amount of $10,000,000 in connection with such additional claims. The Amended Notice of Civil Claim has not been filed yet.

U.S. Shareholder Class Action

On April 20, 2020, a shareholder of the Company filed a putative class action against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others in the United States District Court for the Southern District of New York seeking damages of an unspecified amount for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On May 5, 2020, another shareholder of the Company filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed. On July 9, 2020, the court issued an order consolidating the various class actions complaints along with U.S. Hi-Med LLC matter (as set forth below) and appointed a lead plaintiff and lead counsel. On July 23, 2020, the parties filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the lead plaintiff filed a consolidated amended class action complaint. On October 14, 2020, the court issued a stipulation and scheduling and coordination order, which requires that the defendants answer, move, or otherwise respond to the amended complaints no later than November 20, 2020. On November 20, 2020, the Company and its current Chief Financial Officer filed a motion to dismiss the amended class action complaint. On January 8, 2021, the lead plaintiff filed an opposition to the motion to dismiss. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. The motion to dismiss remains pending before the court.

U.S. Hi-Med Matter

On April 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and a holder of an Unsecured Convertible Debenture in the principal amount of $5,000,000 filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of the Company’s current and former directors and officers and other defendants. Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Convertible Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Convertible Debentures and the related debenture purchase agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Exchange Act and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced above. On July 23, 2020, the parties filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint. On October 14, 2020, the court issued a stipulation and scheduling and coordination order, which requires that the defendants answer, move, or otherwise respond to the amended complaints no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a motion to dismiss Hi-Med’s amended complaint. On January 8, 2021, Hi-Med filed an opposition to the motion to dismiss. The reply to the opposition by the Company and certain of its current officers and directors was filed on February 22, 2021. The motion to dismiss remains pending before the court.

Plan of Arrangement

On July 13, 2020, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with all of the holders (the “Secured Lenders”) the 13% senior secured convertible debentures issued by the Company (the “Secured Notes”) and certain holders of the Company’s Unsecured Debentures to effectuate a proposed recapitalization transaction to be implemented by way of a court-approved plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia). On October 5, 2020, the Plan of Arrangement was approved by the Supreme Court of British Columbia, subject to the receipt of all necessary regulatory and stock exchange approvals. On November 3, 2020, Walmer, Island and Crawford collectively served and filed a Notice of Appeal with respect to the court’s approval of the Plan of Arrangement, which appeal was dismissed by the British Columbia Court of Appeal on January 29, 2021.

MPX NJ Matter

On December 16, 2020, MPX New Jersey, LLC (“MPX NJ”) filed a complaint in the Superior Court of New Jersey Chancery Division – Monmouth County against iAnthus Capital Management, LLC (“ICM”) and iAnthus New Jersey, LLC (“INJ”). MPX NJ seeks a declaratory judgment from the court declaring: (i) MPX NJ is solely authorized to represent its interests to state and local officials and other parties and that Elizabeth Stavola, our former Chief Strategy Officer and Director, is principally responsible for the management and operations of MPX NJ; and (ii) that the Services Agreement dated August 27, 2019 by and between INJ and MPX NJ is currently ineffective and unenforceable. MPX NJ also seeks preliminary and final injunctive relief enjoining ICM and INJ from representing itself as having authority to act on MPX NJ’s behalf or as having a controlling interest in MPX NJ and from executing any agreements on MPX NJ’s behalf with any state or local official or other party. Additionally, MPX NJ seeks relief enjoining ICM and INJ from acting, directing or causing any actions at the Pleasantville, New Jersey cultivation facility absent express consent from MPX NJ. On December 23, 2020, the Superior Court of New Jersey preliminarily entered an order, with ICM’s and INJ’s consent, granting temporary restraints that: (i): enjoin ICM and INJ from entering into contracts that would bind MPX NJ; (ii) enjoin ICM and INJ from representing that ICM or INJ currently has a controlling interest in MPX NJ and that any future control is subject to approval by the New Jersey Department of Health; and (iii) require ICM and INJ to disclose to MPX NJ all contracts and activities taking place at the Pleasantville, New Jersey cultivation facility and to obtain consent of MPX NJ for any construction that takes place in regulated cultivation areas of the facility. The court hearing for the preliminary injunction was held on February 3, 2021. On February 3, 2021, the court issued an order, denying MPX NJ’s request for injunctive relief; provided, however, that the court ordered that the area of the Pleasantville, New Jersey cultivation facility currently growing and/or cultivating cannabis shall remain under the control of MPX NJ and be accessed under the supervision of MPX NJ. The court’s February 3, 2021 order supersedes its December 23, 2020 order. On March 11, 2021, MPX NJ, ICM and INJ executed a consent for a final judgement on the matter, which was ordered by the court on March 17, 2021. The final judgment ordered that: (i) MPX NJ’s Motion for Preliminary Injunction is denied in part for the reasons stated in the court’s February 3, 2021 order and for those reasons set forth by the court on the oral record; (ii) the area of the Pleasantville facility currently growing and/or cultivating cannabis shall remain under the control of MPX NJ and be accessed only under the supervision of or with the consent of MPX NJ; and (iii) the matter be closed and this order constitute the final judgment and order of the court; (iv) the parties expressly preserve all rights to appeal the court’s February 3, 2021 order denying MPX NJ’s Motion for Preliminary Injunction and granting MPX NJ certain relief, as well as the final order and judgment; and (v) in the event the February 3, 2021 order from the court is vacated on appeal, both the February 3, 2021 order and the final order and judgment is also vacated.

Telephone Consumer Protection Act (“TCPA”) Class Action Matter

On January 13, 2021, a class action complaint was filed against iAnthus Empire Holdings, LLC (“IEH”) in the United States District Court for the Southern District of New York, alleging violations of the TCPA relating to IEH’s alleged text message marketing. On February 1, 2021, the plaintiff filed a Notice of Dismissal Without Prejudice, dismissing all claims of the named, individual plaintiff and the unnamed members of the alleged class.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

	By:	/s/ Randy Maslow
Randy Maslow
Interim Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Julius Kalcevich
Julius Kalcevich
Chief Financial Officer
(Principal Financial and Accounting Officer)