Form 10-Q
period 2021-06-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2021-08-10
CIK 1643154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
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

August 9, 2021 was 171,718,192.

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
Form 10-Q
and Current Reports on
Form 8-K
as may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report on
Form 10-Q
and the documents that we reference herein and have filed as exhibits to the reports we file with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on
Form 10-Q
is accurate as of the date hereof. Because the risk factors in our SEC reports, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on
Form 10-Q,
and particularly our forward-looking statements, by these cautionary statements.

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars or shares)

	June 30,	December 31,
	2021	2020
		(Revised)
Assets
Cash	$18,171	$11,015
Restricted cash	5,710	495
Accounts receivable, net of allowance for doubtful accounts of $194 (December 31, 2020 - $401)	3,714	3,351
Prepaid expenses	3,878	3,611
Inventories	27,656	25,451
Other assets	3,045	1,700

Current Assets	62,174	45,623

Investments	713	512
Property, plant and equipment	110,627	106,997
Right-of-use assets	30,865	33,083
Other long-term assets	8,150	8,137
Intangible assets	150,994	158,781

Total Assets	$363,523	$353,133

Liabilities

Accounts payable	$11,186	$12,089
Accrued and other current liabilities	78,833	55,053
Current portion of long-term debt, net of issuance costs	163,918	157,042
Derivative liabilities	136	245
Current portion of lease liabilities	7,545	7,450

Current Liabilities	261,618	231,879

Long-term debt, net of issuance costs	26,475	14,133
Deferred income tax	32,130	32,122
Long-term portion of lease liabilities	27,384	27,670

Total Liabilities	347,607	305,804

Commitments and Contingencies

Shareholders’ Equity
Common shares — no par value. Authorized — unlimited number. 171,718 — issued and outstanding (December 31, 2020 — 171,718 — issued and outstanding)	—	—
Shares to be issued	1,531	1,531
Additional paid-in capital	773,235	769,940
Accumulated deficit	(758,850)	(724,142)

Total Shareholders’ Equity	$15,916	$47,329

Total Liabilities and Shareholders’ Equity	$363,523	$353,133

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues, net of discounts	$54,228	$34,646	$106,033	$65,072
Costs and expenses applicable to revenues	(22,917)	(15,756)	(45,001)	(30,730)

Gross profit	31,311	18,890	61,032	34,342

Operating expenses
Selling, general and administrative expenses	20,996	22,607	44,682	50,348
Depreciation and amortization	7,759	6,765	15,133	13,179
Write-downs, recoveries and other charges, net	(73)	8	186	687
Impairment loss	1,696	—	1,696	199,364

Income (loss) from operations	933	(10,490)	(665)	(229,236)

Interest income	109	168	233	180
Other income	220	214	494	295
Interest expense	(5,879)	(5,165)	(11,557)	(9,632)
Accretion expense	(2,664)	(4,113)	(7,516)	(8,117)
Provision for debt obligation fee	(418)	(416)	(832)	(12,919)
Gains from change in fair value of financial instruments	327	234	310	4,926

Loss before income taxes	(7,372)	(19,568)	(19,533)	(254,503)

Income tax expense	7,884	5,257	15,175	6,663

Net loss	$(15,256)	$(24,825)	$(34,708)	$(261,166)

Net loss per share - basic and diluted	$(0.09)	$(0.14)	$(0.20)	$(1.52)
Weighted average number of common shares outstanding - basic and diluted	171,718	171,643	171,718	171,655
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars or shares)

	Three Months Ended June 30, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – March 31, 2021	171,718	$1,531	$771,574	$(743,594)	$29,511
Share-based compensation	—	—	1,661	—	1,661
Net loss	—	—	—	(15,256)	(15,256)

Balance – June 30, 2021	171,718	$1,531	$773,235	$(758,850)	$15,916

	Six Months Ended June 30, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2021– Revised	171,718	$1,531	$769,940	$(724,142)	$47,329
Share-based compensation	—	—	3,295	—	3,295
Net loss	—	—	—	(34,708)	(34,708)

Balance – June 30, 202 1	171,718	$1,531	$773,235	$(758,850)	$15,916

	Three Months Ended June 30, 2020
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – March 31, 2020	171,718	$1,531	$763,765	$(647,121)	$118,175
Share-based compensation	—	—	2,492	—	2,492
Net loss	—	—	—	(24,825)	(24,825)

Balance – June 30, 202 0	171,718	$1,531	$766,257	$(671,946)	$95,842

	Six Months Ended June 30, 2020
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2020	171,643	$1,531	$761,722	$(410,780)	$352,473
Share issuance – Settlement of outstanding obligations	75	—	193	—	193
Share-based compensation	—	—	7,667	—	7,667
Other - Warrant issuance	—	—	(3,325)	—	(3,325)
Net loss	—	—	—	(261,166)	(261,166)

Balance – June 30, 2020	171,718	$1,531	$766,257	$(671,946)	$95,842

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S dollars)

	Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(34,708)	$(261,166)
Adjustments to reconcile net loss to cashflow from (used in) operations:
Interest income	(233)	(180)
Interest expense	11,557	9,632
Accretion expense	7,516	8,117
Debt obligation fees	832	12,919
Impairment loss	1,696	199,364
Depreciation and amortization	15,133	13,179
Write-downs and other charges	186	687
Share-based compensation	3,295	7,860
Gain from change in fair value of financial instruments	(310)	(4,926)
Income from equity-accounted investments	—	(29)
Deferred income taxes	—	(4,244)
Change in non-cash working capital items (Note 12)	7,409	17,079

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$12,373	$(1,708)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,611)	(11,475)
Acquisition of other intangible assets	(31)	(378)
Proceeds from redemption and sale of investment	—	110
Issuance of related party promissory note	(638)	(2,022)

NET CASH USED IN INVESTING ACTIVITIES	$(10,280)	$(13,765)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	11,000	—
Debt issuance costs	(694)	—
Repayment of debt	(28)	(11,228)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$10,278	$(11,228)

CASH AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH DURING THE PERIOD	12,371	(26,701)

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	11,510	34,821

CASH AND RESTRICTED CASH, END OF PERIOD	$23,881	$8,120

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)
Note 1 – Overview and Basis of Presentation

(a)	Description of Business
iAnthus Capital Holdings, Inc. (“ICH” or “iAnthus”), together with its consolidated subsidiaries (collectively, the “Company”) is a vertically-integrated multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities, and developer, producer and distributor of innovative branded cannabis and cannabidiol (“CBD”) products in the United States. Through the Company’s subsidiaries, licenses, interests and contractual arrangements, the Company has the capacity to operate dispensaries and cultivation/processing facilities, and manufacture and distribute cannabis across the states in which the Company operates in the U.S. Additionally, the Company distributes CBD products online and to retail locations across the United States.
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
The accompanying unaudited interim condensed consolidated financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with U.S. GAAP, have been condensed or omitted in accordance with SEC rules and regulations.
The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on the Form
10-K
filed with the SEC on April 1, 2021. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported on the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021, or any other period.
Except as otherwise stated, these unaudited interim condensed consolidated financial statements are presented in U.S. dollars.

(c)	Going Concern
These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the six months ended June 30, 2021, the Company reported a net loss of $34.7 million and an accumulated deficit of $758.9 million as of June 30, 2021. These material circumstances cast substantial doubt on the Company’s ability to continue as a going concern for a period of at least 12 months from the date of this report and ultimately on the appropriateness of the use of the accounting principles applicable to a going concern.
During the six months ended June 30, 2021, due to liquidity constraints, the Company did not make interest payments due to the lenders of the Company’s 13% senior secured convertible debentures (the “Secured Notes”) and the 8% convertible unsecured debentures (the “Unsecured Debentures”) (together the “Lenders”). On March 31, 2020, the Company defaulted with respect to its long-term debt and is currently in default of those obligations, which, as of June 30, 2021 consists of $97.5 million and $60.0 million of principal amount, and $22.9 million and $7.2 million in accrued interest, with respect to the Secured Notes and Unsecured Debentures, respectively. In addition, as a result of the default, the Company has accrued additional principal and interest of $14.6 million in excess of the aforementioned amounts. Refer to Note 4 and Note 13 for further discussion.
As a result of the March 31, 2020 default, the Board of Directors of the Company (the “Board”) formed a special committee comprising of five independent, non-management
directors of the Company (the “Special Committee”) to, among other matters, explore and consider strategic alternatives available to the Company in light of the prospective liquidity requirements of the Company, the condition of the capital markets affecting companies in the cannabis industry, and the rapid change in the state of the economy and capital markets generally caused by the novel coronavirus known as
COVID-19
(“COVID-19”),
including, but not limited to:

•
renegotiation of existing financing arrangements and other material contracts, including any amendments, waivers, extensions or similar agreements with the Lenders to and/or stakeholders of the Company and/or its subsidiaries that the Special Committee determines are in the best interest of the Company and/or its subsidiaries;

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

•	managing available sources of capital, including equity investments or debt financing or refinancing and the terms thereof;

•	implementing the operational and financial restructuring of the Company and its subsidiaries and their respective businesses, assets and licensure and other rights; and

•	implementing other potential strategic transactions.
The Special Committee engaged Canaccord Genuity Corp. as its financial advisor to assist it in analyzing various strategic alternatives to address the Company’s capital structure and liquidity challenges.
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
On July 10, 2020, the Company entered into the Restructuring Support Agreement (as defined below) to
a
ffect a proposed recapitalization transaction (the “Recapitalization Transaction”) with some of the Lenders to provide interim financing of $14.7 million (the “Tranche Four Secured Notes”). In connection with the Recapitalization Transaction, the Company and certain of its subsidiaries entered into a restructuring support agreement (the “Restructuring Support Agreement”) with all of the holders (the “Secured Lenders”) of the Secured Notes issued by iAnthus Capital Management, LLC, the Company’s U.S. wholly-owned subsidiary, and certain holders (the “Unsecured Debentureholders”) of the Unsecured Debentures issued by the Company.
Subject to compliance with the Restructuring Support Agreement, the Secured Lenders and a majority of the Unsecured Debentureholders (the “Consenting Unsecured Debentureholders”) will forbear from further exercising any rights or remedies in connection with any events of default of the Company occurring under their respective agreements and will stop any current or pending enforcement actions with respect to the same, including as set forth in the Demand Letter.
Pursuant to the
t
erms of the Restructuring Support Agreement, the Recapitalization Transaction will be implemented pursuant to arrangement proceedings (“Arrangement Proceedings”) commenced under the British Columbia Business Corporations Act, or, only if necessary, the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Completion of the Recapitalization Transaction through the Arrangement Proceedings is subject to, among other things, requisite stakeholder approval of the plan of arrangement (the “Plan of Arrangement”).
On September 14, 2020, the Company held meetings at which the stakeholders approved the Plan of Arrangement. Following the stakeholder vote, on September 25, 2020, the Company attended a court hearing before the Supreme Court of British Columbia (the “Court”) to receive approval of the Plan of Arrangement. On October 6, 2020, the Company received final approval from the Court for the Plan of Arrangement. The Company may be required to obtain other necessary approvals with respect to the Plan of Arrangement, including approvals by state-level regulators and the Canadian Securities Exchange (collectively, the “Requisite Approvals”). Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by the Company in such states. On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, GreenMart of Nevada NLV, LLC (“GMNV”), contemplated by the Recapitalization Transaction. On June 17, 2021, the Massachusetts Cannabis Control Commission also approved the proposed change of ownership and control of the current licenses held by the Company’s wholly-owned subsidiaries, Mayflower Medicinals, Inc. (“Mayflower”) and Cannatech Medicinals, Inc. (“Cannatech”), contemplated by the Recapitalization Transaction. Similar state-level approvals are being sought in Florida, Maryland, New York, New Jersey and Vermont. Pursuant to the terms of the Restructuring Support Agreement, if the Recapitalization Transaction is completed through CCAA proceedings, then the existing holders of the Company’s common shares (the “Existing Shareholders”) will not receive any recovery. On November 5, 2020, the Company received a notice of appeal with respect to the final approval for the Plan of Arrangement by the Court, and on January 29, 2021, the appeal was dismissed by the British Columbia Court of Appeal. On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

( e )	Use of Estimates
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
Significant estimates made by management include, but are not limited to: economic
l
ives of leased assets; allowances for potential uncollectability of accounts and notes receivable, provisions for inventory obsolescence; impairment assessment of long-lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.

( f )	Change in Estimates
In January 2021, the Company completed an assessment of the yield per gram that is used as an input to value the Company’s inventory. The timing of this review was based on a combination of factors accumulating over time that provided the Company with updated information to make a better estimate on the yield of its products. These factors included enhanced data gathering of crop production and yields into inventory. The assessment resulted in a revision of the Company’s production yield estimates that are used to value ending inventory. The effect of this change was an increase in costs and expenses applicable to revenues of approximately $2.9 million in the first quarter of 2021.

( g )	Coronavirus Pandemic
In March 2020, the World Health Organization declared the global emergence of the
COVID-19
pandemic. The impact of
COVID-19
on the Company’s business is currently unknown. The Company continues to monitor guidance and orders issued by federal, state, and local authorities with respect to
COVID-19.
As a result, the Company may take actions that alter its business operations as may be required by such guidance and orders or take other steps that the Company determines are in the best interest of its employees, customers, partners, suppliers, shareholders, and stakeholders.
Any such alterations or modifications could cause substantial interruption to the Company’s business and could have a material adverse effect on the Company’s business, operating results, financial condition, and the trading price of the Company’s common shares, and could include temporary closures of one or more of the Company’s facilities; temporary or long-term labor shortages; temporary or long-term adverse impacts on the Company’s supply chain and distribution channels; and the potential of increased network vulnerability and risk of data loss resulting from increased use of remote access and removal of data from the Company’s facilities. In addition,
COVID-19
could negatively impact capital expenditures and overall economic activity globally which could impact the demand for the Company’s products and services.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

It is unknown to what extent the Company may be impacted by the continuing
COVID-19
pandemic, including as a result of the waiver of regulatory requirements or the implementation of emergency regulations to which the Company is subject. The
COVID-19
pandemic poses a risk that the Company or its employees, contractors, suppliers, and other partners may be hindered from conducting business activities for an unknown period of time.
Although the Company has been deemed essential and/or has been permitted to continue operating its facilities in the states in which it cultivates, processes, manufactures, and sells cannabis during the pendency of the
COVID-19
pandemic, subject to the implementation of certain restrictions on adult-use
cannabis sales in both Massachusetts and Nevada, which have since been lifted, there is no assurance that the Company’s operations will continue to be deemed essential and/or will continue to be permitted to operate. The Company may incur expenses or delays relating to such events outside of its control, which could have a material adverse impact on its business, operating results, financial condition and the trading price of its common shares.
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
Maturities of lease liabilities for operating leases as of June 30, 2021, were as follows:

Operating Leases
2022	$7,545
2023	7,101
2024	7,201
2025	7,354
2026	6,755
Thereafter	60,441

Total lease payments	$96,397
Less: interest expense	(61,468)

Present value of lease liabilities	$34,929
Weighted-average remaining lease term (years)	11.7
Weighted-average discount rate	20%

For the three and six months ended June 30, 2021, the Company recorded operating lease expenses of $2.0 million and $4.4 million, respectively, (June 30, 2020 - $2.1 million and $4.1 million, respectively), which are included in selling, general and administrative expenses and depreciation and amortization lines on the unaudited interim condensed consolidated statements of operations.
The Company entered into multiple sublease agreements during the quarter ended June 30, 2021 for two of its facilities pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross in the Company’s unaudited interim condensed consolidated balance sheets. For the three and six months ended June 30, 2021, the Company recorded sublease income of less than $0.1 million and $0.1 million, respectively, which is included in the other income line on the unaudited interim condensed consolidated statements of operations. The sublease income to be earned over the remaining sublease term was determined to be less than the costs associated with the primary lease held by the Company. As a result the Company tested its right-of-use
assets of related subleased facilities for impairment and recorded impairment expense of $1.7 million for the three and six months ended June 30, 2021 (June 30, 2020 - $Nil and $
Nil
, respectively).

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	June 30, 2021	December 31, 2020
Right-of-use assets	Operating leases	$30,865	$33,083

Lease Liabilities
Current portion of lease liabilities	Operating leases	$7,545	$7,450
Long-term lease liabilities	Operating leases	27,384	27,670

Total		$34,929	$35,120

Note 3 - Inventories
Inventories is comprised of the following items:

	June 30, 2021	December 31, 2020
		(Revised)
Supplies	$5,716	$5,010
Raw materials	8,658	7,047
Work in process	7,029	5,710
Finished goods	6,253	7,684

Total	$27,656	$25,451

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and six months ended June 30, 2021, the Company recorded
$0.2
million and
$0.5 million
,

respectively (June 30, 2020 - $Nil and $0.9 million, respectively), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.
Note 4 - Long-Term Debt

	Secured Notes (1)	May 2019 Debentures	March 2019 Debentures	Other	Total
As of January 1, 2021	$115,350	$23,240	$31,665	$920	$171,175

Fair value of financial liabilities issued	11,570	—	—	160	11,730
Accretion of balance	6,109	390	722	295	7,516
Repayment	—	—	—	(28)	(28)

As of June 30, 2021	$133,029	$23,630	$32,387	$1,347	$190,393

(1)	This amount includes the Company’s obligation to pay an exit fee of $10.0 million that accrues interest at a rate of 13% per annum (the “Exit Fee”) under the Secured Notes.
As of June 30, 2021, the total and unamortized discount costs were $30.3 million and $4.1 million, respectively (December 31, 2020 - $30.3 million and $9.5 million, respectively). As of June 30, 2021, the total and unamortized debt issuance costs were $7.7 million and $3.1 million, respectively (December 31, 2020 - $7.0 million and $3.5 million, respectively).
As of June 30, 2021, the total interest accrued on both current and long-term debt was $34.4 million (December 31, 2020 - $23.3 million).

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

(a)	Secured Notes
Tranche One
On May 14, 2018, the Company issued $40.0 million secured notes (the “Tranche One Secured Notes”) with an original maturity date of May 14, 2021.
The principal amount of such notes will remain outstanding until the closing of the Recapitalization Transaction. Interest on the Tranche One Secured Notes will continue to accrue at the default rate of
16.0% per annum until such time. Because the conversion price of $3.08 was less than the Company’s closing stock price on the date of issuance, this gave rise to a beneficial conversion feature valued at $7.9 million. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the closing date. The discount to the Tranche One Secured Notes is being amortized to interest expense until maturity or its earlier repayment or conversion. For the three and six months ended June 30, 2021, the amount of amortization recorded in accretion expense was $0.3 million and $1.0 million, respectively (June 30, 2020 - $0.7 million and $1.3 million, respectively). The terms also contain a financial covenant requiring the Company’s asset value to be 1.75 times the total net debt at each quarter end and maintain a minimum cash balance of $1.0 million while the Tranche One Secured Notes remain outstanding (the “market value test”).
For the three and six months ended June 30, 2021, interest expense of $1.7 million and $3.3 million, respectively, (June 30, 2020 - $1.7 million and $3.0 million, respectively), and accretion expense of $1.1 million and $3.4 million, respectively (June 30, 2020 - $2.1 million and $4.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
As of March 31, 2020, the Company was not in compliance with the market value test and therefore in breach of a financial covenant for the Tranche One Secured Notes, Tranche Two Secured Notes (as defined herein), and Tranche Three Secured Notes (as defined herein). Furthermore, the Company was in default on its Secured Notes as of March 31, 2020, and as a result, an event of default occurred on April 4, 2020. This default was triggered on the Company’s long-term debt, which as of June 30, 2021, consisted of $97.5 million and $60.0 million of principal amount and $22.9 million and $7.2 million in accrued interest with respect to the Secured Notes and Unsecured Debentures, respectively. As a result of the default, the Company is classifying the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes as current liabilities on the unaudited interim condensed consolidated balance sheets. As of June 30, 2021, the Company is still in default on the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes. Further details on the default are disclosed in Note 13.
For the three and six months ended June 30, 2021, interest expense of $0.4 million and $0.8 million, respectively (June 30, 2020 - $0.4 million and $0.8 million, respectively), was recorded in relation to the Exit Fee on the unaudited interim condensed consolidated statements of operations. As of June 30, 2021, the Company accrued $14.6 million (June 30, 2020 - $12.9 million) related to the Exit Fee, comprised of an aggregate principal amount of $10.3 million and $4.3 million in accrued interest (June 30, 2020 – an aggregate principal amount of $10.3 million and $2.6 million in accrued interest). Furthermore, as a result of this default, the Company is classifying the Exit Fee as a current liability on the unaudited interim condensed consolidated balance sheets as of June 30, 2021.
Tranche Two
On September 30, 2019, the Company issued an additional $20.0 million of secured notes (the “Tranche Two Secured Notes”). The Tranche Two Secured Notes accrue interest at 13.0% per annum and had an original maturity date of May 14, 2021
. The principal amount of such notes will remain outstanding until the closing of the Recapitalization Transaction. Interest on the Tranche Two Secured Notes will continue to accrue at the default rate of 16.0% per annum until such time.
For the three and six months ended June 30, 2021, interest expense of $0.8 million and $1.6 million, respectively (June 30, 2020 - $0.8 million and $1.5 million, respectively), and accretion expense of $0.2 million and $0.7 million, respectively (June 30, 2020 - $0.4 million and $0.9 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes are also applicable to the Tranche Two Secured Notes.
Tranche Three
On December 20, 2019, the Company issued an additional $36.2 million of secured notes (the “Tranche Three Secured Notes”). The Tranche Three Secured Notes accrue interest at 13.0% per annum and had an original maturity date of May 14, 2021
. The principal amount of such notes will remain outstanding until the closing of the Recapitalization Transaction. Interest on the Tranche Three Secured Notes will continue to accrue at default rate of 16.0% per annum until such time.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

For the three and six months ended June 30, 2021, interest expense of $1.5 million and $2.9 million, respectively (June 30, 2020 - $1.5 million and $2.6 million, respectively), and accretion expense of $0.5 million and $1.6 million, respectively (June 30, 2020 - $1.0 million and $2.0 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes and Tranche Two Secured Notes are also applicable to the Tranche Three Secured Notes.
Tranche Four
On July 13, 2020, as part of the Recapitalization Transaction, the Company issued an additional $14.7 million as the Tranche Four Secured Notes. The Tranche Four Secured Notes accrue interest at 8.0% per annum and mature on July 13, 2025.
For the three and six months ended June 30, 2021, interest expense of $0.3 million and $0.6 million, respectively (June 30, 2020 - $
Nil
and $
Nil
, respectively), and accretion expense of $0.1 million and $0.2 million, respectively (June 30, 2020 - $
Nil
and $
Nil
, respectively), was recognized on the unaudited interim condensed consolidated statements of operations. As of June 30, 2021, the Company no longer had restricted cash in escrow (December 31, 2020 - $0.4 million) from the Tranche Four Secured Notes.
All terms, restrictions, and financial covenants
a
pplicable to the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes, are also applicable to the Tranche Four Secured Notes. The Company remains in default with respect to the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes, due to failure to remit applicable interest payments between March 2020 and June 2021. Thus, all amounts owing on the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes are classified as current liabilities on the unaudited interim condensed consolidated balance sheets. The Company has not defaulted on the Tranche Four Secured Notes as of June 30, 2021. Therefore, the Tranche Four Secured Notes are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.
iAnthus New Jersey, LLC Senior Secured Bridge Notes
On February 2, 2021, iAnthus New Jersey, LLC (“INJ”) issued an aggregate of $11.0 million of senior secured bridge notes (“Senior Secured Bridge Notes”) which mature on the earlier of (i) February 2, 2023, (ii) the date on which the Company closes a Qualified Financing (as defined below) and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The Senior Secured Bridge Notes accrue interest at a rate of 14.0% per annum (increasing to 25.0% per annum in the event of default and decreasing to 8.0% per annum upon the completion of the Company’s Recapitalization Transaction). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to the Company of not less than $10 million from the subscription of the Company’s securities, including, but not limited to, a private placement or rights offering.
The host debt, classified as a liability, was recognized at the fair value of $10.3 million, net of issuance costs of $0.7 million.
Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter and such amount thereafter becoming part of the principal amount and will accrue interest. Interest paid in kind will be payable on the date that all of the principal amount is due and payable.
For the three and six months ended June 30, 2021, interest expense of $0.4 million and $0.6 million, respectively (June 30, 2020 - $Nil and $Nil, respectively), and accretion expense of $0.1 million and $0.1 million, respectively (June 30, 2020 - $Nil and $Nil, respectively), was recognized on the unaudited interim condensed consolidated statements of operations. As of June 30, 2021, the Company held $5.7 million (December 31, 2020 - $Nil) of restricted cash in escrow from the Senior Secured Bridge Notes. Refer to Note 12(e) for further discussion.
The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. The Company provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes. The Company has not defaulted on the Senior Secured Bridge Notes as of June 30, 2021. Therefore, the Senior Secured Bridge Notes are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

(b)	March 2019 Debentures
On March 18, 2019, the Company completed a private placement of $35.0 million of unsecured convertible debentures (the “March 2019 Debentures”) and corresponding warrants to purchase 2,177,291 common shares of the Company at an exercise price of $6.43 per share which  expire on
March 15, 2022
. The March 2019 Debentures accrue interest at a rate of 8.0% per annum, payable quarterly on the last business day of each fiscal quarter, beginning on March 31, 2019. Interest is paid in cash, shares, or a combination of cash and shares, up to 50%, at the Company’s election. The March 2019 Debentures mature on March 15, 2023.
For the three and six months ended June 30, 2021, interest expense of $0.7 million and $1.4 million, respectively (June 30, 2020 - $0.7 million and $1.4 million, respectively), and accretion expense of $0.4 million and $0.7 million, respectively (June 30, 2020 - $0.3 million and $0.7 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
As of June 30, 2021, the Company is in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. Further, as a result of this default, the Company is classifying the debt as a current liability as the March 2019 Debentures are due on demand. The event of default is applicable to all amounts outstanding under the March 2019 Debentures.

(c)	May 2019 Debentures
On May 2, 2019, the Company completed a private placement of $25.0 million of unsecured convertible debentures (the “May 2019 Debentures”) and corresponding warrants to purchase 1,555,207 common shares of the Company at an exercise price of $6.43 per common share which expire on March 15, 2022. The May 2019 Debentures accrue interest at a rate of 8.0%, per annum, payable quarterly on the last business day of each fiscal quarter, beginning on June 30, 2019. Interest is paid in cash, shares, or a combination of cash and shares, up to 50%, at the Company’s election. The May 2019 Debentures mature on March 15, 2023.
For the three and six months ended June 30, 2021, interest expense of $0.5 million and $1.0 million, respectively (June 30, 2020 - $0.5 million and $1.0 million, respectively), and accretion expense of $0.2 million and $0.4 million, respectively (June 30, 2020 - $0.2 million and $0.4 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the May 2019 Debentures impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of June 30, 2021, the Company is in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the May 2019 Debentures. Further, as a result of this default, the Company is classifying the debt as a current liability as the May 2019 Debentures are due on demand. The event of default is applicable to all amounts outstanding under the May 2019 Debentures.

(d)	Stavola Trust Note
As part of the acquisition of MPX Bioceutical Corporation (“MPX”) on February 5, 2019 (the “MPX Acquisition”) (Note 5(b)), the Company assumed a long-term note (the “Stavola Trust Note”) of $10.8 million, payable to the Elizabeth Stavola 2016 NV Irrevocable Trust. This trust is for the benefit of a former director and officer of the Company, Elizabeth Stavola, and is therefore a related party balance. The note had a maturity date of January 19, 2020, and an interest rate of 8.0% per annum. Repayment of the note was secured by the assets of certain subsidiaries of the Company. On January 10, 2020, the Stavola Trust Note was paid in full.
Note 5 - Share Capital

(a)	Share Capital
Authorized: Unlimited common shares. The shares have no par value.
The Company’s common shares are voting and dividend-paying. There were no common share issuances for the three and six months ended June 30, 2021.
The following is a summary of the common share issuances for the three and six months ended June 30, 2020:

•	75 common shares of the Company were issued to settle outstanding obligations, with share issuance costs of $0.2 million.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

(b)	Warrants
The following table summarizes certain information in respect of the Company’s warrants:

	June 30, 2021
	Units	Weighted Average Exercise Price (C$)
Warrants outstanding as of December 31, 2020	49,236	$4.06
Granted	—	—
Exercised	—	—
Expired	(26,577)	4.21

Warrants outstanding as of June 30, 2021	22,659	$3.49

As of June 30, 2021 and December 31, 2020, warrants classified as derivative liabilities on the unaudited interim condensed consolidated balance sheets were revalued with the following inputs:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.4%	0.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	88.9 - 203.0%	148.0 - 251.1%
The revaluation of the warrants classified as derivative liabilities resulted in a fair value of $0.1 million for these instruments as of June 30, 2021 (December 31, 2020 - $0.2 million). As a result of the revaluation, the Company recognized a gain of $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively (June 30, 2020 - $0.1 million and $4.8 million, respectively), on the unaudited interim condensed consolidated statements of operations.
Full share equivalent warrants outstanding and exercisable are as follows:

	June 30, 2021		December 31, 2020
Year of expiration	Number Outstanding	Weighted Average Exercise Price (C$)	Number Outstanding	Weighted Average Exercise Price (C$)
2021	19	$6.87	26,596	$4.37
2022	20,855	3.40	20,855	3.62
2023	1,785	4.57	1,785	4.57

Warrants outstanding	22,659	$3.49	49,236	$4.06

(c)	Potentially Dilutive Securities
The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of June 30, 2021:

	June 30, 2021	December 31, 2020
Common share options	10,578	11,510
Warrants	22,659	49,236
Secured notes	46,458	46,458
Debentures	10,135	10,135
MPX dilutive instruments (1)	408	408

Total	90,238	117,747

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

(1)	Prior to the MPX Acquisition, MPX had instruments outstanding that were potentially dilutive and as a result of the MPX Acquisition, the Company assumed certain of these instruments.
Total potentially dilutive securities does not include the shares that would potentially be issued upon conversion of the accrued interest on the Company’s long-term debt. As of June 30, 2021, this would amount to 12.1 million common shares (December 31, 2020 – 8.0 million common shares).

(d)	Stock Options
The following table summarizes certain information in respect of option activity under the Company’s stock option plan:

	June 30, 2021			December 31, 2020
	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life
Options outstanding, beginning	11,510	$4.86	—	19,578	$4.80	—
Granted	—	—	—	135	0.82	—
Exercised	—	—	—	—	—	—
Forfeited/Expired	(932)	4.02	—	(8,203)	4.99	—

Options outstanding, ending	10,578	$4.93	6.46	11,510	$4.86	7.34

The related share-based compensation expense for the three and six months ended June 30, 2021 was $1.6 million and $3.3 million, respectively (June 30, 2020, —$2.5 million and $7.7 million, respectively), and is presented in the selling, general and administrative expenses line on the unaudited interim condensed consolidated statements of operations.
As of June 30, 2021, the weighted average period over which compensation cost on non-vested
stock options is expected to be recognized is 0.8 years and the unrecognized expense is $5.2 million.
Note 6 - Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Loss before income taxes	$(7,372)	$(19,568)	$(19,533)	$(254,503)
Income tax expense	7,884	5,257	15,175	6,663

Effective tax rate	(106.9)%	(26.9)%	(77.7)%	(2.6)%

The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the
e
ffective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible
items, state and local income taxes and the valuation allowance for deferred tax assets of non-cultivator
entities.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Note 7 - Segment Information
The below table presents revenues by segment for the three and six months ended June 30, 2021, and 2020:
Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues
Eastern Region	$34,724	$19,589	$67,780	$37,638
Western Region	19,103	14,004	37,406	25,729
Other (1)	401	1,053	847	1,705

Total	$54,228	$34,646	$106,033	$65,072

Gross profit
Eastern Region	$24,402	$12,199	$45,565	$22,960
Western Region	7,004	6,290	15,583	11,051
Other	(95)	401	(116)	331

Total	$31,311	$18,890	$61,032	$34,342

Depreciation and amortization
Eastern Region	$6,687	$5,797	$12,865	$11,317
Western Region	698	647	1,536	1,237
Other	374	321	732	625

Total	$7,759	$6,765	$15,133	$13,179

Asset impairments and write-downs
Eastern Region	$—	$7	$259	$196,851
Western Region	—	1	—	253
Other	1,624	—	1,623	2,947

Total	$1,624	$8	$1,882	$200,051

Net los s
Eastern Region	$2,746	$(4,082)	$3,482	$(208,917)
Western Region	668	705	3,167	617
Other	(18,670)	(21,448)	(41,357)	(52,866)
Total	$(15,256)	$(24,825)	$(34,708)	$(261,166)

Purchase of property, plant and equipment
Eastern Region	$4,992	$1,237	$9,523	$10,858
Western Region	64	80	68	468
Other	16	128	20	149

Total	$5,072	$1,445	$9,611	$11,475

Purchase of intangibles
Eastern Region	$31	$86	$31	$304
Western Region	—	—	—	—
Other	—	—	—	74

Total	$31	$86	$31	$378

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments.

	June 30, 2021	December 31, 2020
		(Revised)
Assets
Eastern Region	$228,596	$227,237
Western Region	108,893	109,039
Other	26,034	16,857

Total	$363,523	$353,133

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Major Customers
Major customers are defined as customers that each individually accounted for greater than 10%
of the Company’s annual revenues. For the three and six months ended June 30, 2021 and 2020, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.
Geographic Information
As of June 30, 2021 and December 31, 2020, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.
Disaggregated Revenues
The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the three and six months ended June 30, 2021 and 2020, the Company disaggregated its revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
iAnthus branded products	$32,298	$16,278	$63,480	$31,457
Third party branded products	16,394	12,910	31,601	23,368
Wholesale/bulk/other products	5,536	5,458	10,952	10,247

Total	$54,228	$34,646	$106,033	$65,072

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
The carrying values of cash, receivables, payables and accrued liabilities approximate their fair values because of the short- term nature of these financial instruments. Balances due to and due from related parties have no terms and are payable on demand, thus are also considered current and short-term in nature, hence carrying value approximates fair value.
The component of the Company’s long-term debt attributed to the host liability is recorded at amortized cost. Investments in debt instruments that are held to maturity are also recorded at amortized cost.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured
at their fair values periodically:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets

Long term investments - other 1	$713	$—	$—	$713	$512	$—	$—	$512

Financial Liabilities

Derivative liabilities	$—	$—	$136	$136	$—	$—	$245	$245

(1)	Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.
There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, there was a transfer of long-term investments from Level 3 to Level 1 within the fair value hierarchy. This transfer is related to shares of another company that is now publicly traded and can be valued using listed stock prices.
The Company’s other investment as of June 30, 2021 is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data, or inputs are now available.
All Level 1 investments are comprised of equity investments which are re-measured
at fair value using quoted market prices.
The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2020	$512
Revaluations on Level 1 instruments	201

Balance as of June 30, 2021	$713

The derivative liabilities related to the convertible debt instruments and freestanding warrants are recorded at fair value estimated using the Black-Scholes option pricing model and is therefore considered to be a Level 3 measurement.
The following table summarizes the changes in Level 3 financial assets and liabilities:

Derivative Liabilities
Balance as of December 31, 2020	$245
Revaluations on Level 3 instruments	(109)

Balance as of June 30, 2021	$136

The Company’s financial and
non-financial
assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.
The following table summarizes the Company’s long-term debt instruments (Note 4) at their carrying value and fair value:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Debentures	$56,017	$58,923	$54,905	$53,830
Secured Notes	133,029	162,590	115,350	134,609
Other	1,347	1,087	920	924

Total	$190,393	$222,600	$171,175	$189,363

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Note 9 - Commitments
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable
payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described in the agreement.
The following table summarizes the Company’s contractual obligations and commitments as of June 30, 2021:

For the 12 months ended June 30,	2022	2023	2024	2025	2026
Operating leases	$7,545	$7,101	$7,201	$7,354	$6,755
Service contracts	2,700	—	—	—	—
Long-term debt, principal (1)	167,903	11,998	60	67	15,999

Total	$178,148	$19,099	$7,261	$7,421	$22,754

(1)	The payment schedule above shows amounts payable if the conversion options are not exercised by the lender of the Company’s convertible debt instruments.
Line of Credit to Zia Integrated, LLC
On May 23, 2019, the Company entered into a line of credit agreement (the “LOC Agreement”) with Zia Integrated, LLC (“Zia”), a cannabis management and consulting
f
irm based in Maryland, permitting Zia drawdowns of up to an aggregate of
$15.0
million. For each drawdown made by Zia, a convertible promissory note will be issued to Zia by the Company (the “Convertible Note”). As of the date of filing of the unaudited interim condensed consolidated financial statements, no
drawdowns have been made on the LOC Agreement and the principal amount on the Convertible Note is $Nil (December 31, 2020 - $Nil). On August 5, 2021, the Company exercised its right to terminate the LOC Agreement and Convertible Note.
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
The Company expenses legal costs relating to its lawsuits,
c
laims and proceedings as incurred.
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
The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•
There is a claim from a former consultant against the Company, with respect to alleged consulting fees owed by MPX to the consultant, claiming the right to receive approximately $0.5 million and punitive damages. During the six months ended June 30, 2021, the former consultant updated the claim to set forth the total damages claimed, which are $5.4 million, and provided supplemental disclosures which specify total damages sought, which are $167.0 million;

•
There is a claim from two former noteholders against the Company and MPX ULC, with respect to alleged payments of $1.3 million made by the noteholders to MPX, claiming the right to receive $115.0 million. During the six months ended June 30, 2021, the claim was proposed to be amended to include additional damages of $10.0 million; and

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

•
There is a claim against the Company, MPX ULC and MPX, with respect to a prior acquisition made by MPX in relation to a subsidiary that was not acquired by the Company as part of the MPX Acquisition, claiming $3.0 million in connection with alleged contractual obligations of MPX.

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
On April 19, 2020,
Hi-Med
LLC
(“Hi-Med”),
an equity holder and one of the Unsecured Debentureholders of the Company in the principal amount of $5.0 million, filed a complaint with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants
(the “Hi-Med
Complaint”).
Hi-Med
is seeking damages for an unspecified amount and other remedies against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the
Hi-Med
Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and its certain of its current officers and directors’ reply was filed on February 22, 2021. The Motion to Dismiss remains pending before the SDNY. On June 29, 2020,
Hi-Med
filed a claim in the Court, which mirrors the
Hi-Med
Complaint. Refer to Note 4 for further discussion on the Unsecured Debentures.
On April 20, 2020, a shareholder filed a class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the
Hi-Med
Complaint and appointed a lead plaintiff (“Lead Plaintiff”). On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. The Motion to Dismiss remains pending before the SDNY.
On July 13, 2020, the Company announced the proposed Recapitalization Transaction. On September 14, 2020, at the meetings of Secured Lenders, Unsecured Debentureholders and the holders of the Company’s common shares, options and warrants (collectively, the “Securityholders”), the Securityholders voted in support of the Recapitalization Transaction. On October 5, 2020, the Company received final approval from the Court for the Plan of Arrangement. Completion of the Recapitalization Transaction is subject to the Company obtaining the Requisite Approvals. As such, no amounts have been accrued with respect to the Recapitalization Transaction. On January 29, 2021, the notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal. On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021.
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
During the year ended December 31, 2020, the Company received demand letters (the “Employee Demand Letters”) from two former employees, claiming combined damages of $1.2 million. During the six months ended June 30, 2021, the Company reached a full and final settlement of less than $0.1 million with the employee claiming a total of $0.5 million. Subsequent to June 30, 2021, the Company reached a full and final settlement of less than $0.3 million with the employee claiming a total of $0.7 million.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

On December 16, 2020, MPX New Jersey, LLC (“MPX NJ”) filed a complaint against the Company in the Superior Court of New Jersey Chancery Division – Monmouth County seeking preliminary and final injunctive relief. Subsequently, on February 3, 2021, the court issued an order, denying MPX NJ’s request for injunctive relief; provided, however, that the court ordered that the area of the Pleasantville, New Jersey cultivation facility currently growing and/or cultivating cannabis shall remain under the control of MPX NJ and be accessed under the supervision of MPX NJ. On March 11, 2021, MPX NJ, iAnthus Capital Management, LLC (“ICM”) and INJ executed a consent for a final judgement on the matter, which was ordered by the court on March 17, 2021. The final judgment ordered that: (i) MPX NJ’s Motion for Preliminary Injunction is denied in part for the reasons stated in the court’s February 3, 2021 order and for those reasons set forth by the court on the oral record; (ii) the area of the Pleasantville facility currently growing and/or cultivating cannabis shall remain under the control of MPX NJ and be accessed only under the supervision of or with the consent of MPX NJ; and (iii) the matter be closed and this order constitute the final judgment and order of the court; (iv) the parties expressly preserve all rights to appeal the court’s February 3, 2021 order denying MPX NJ’s Motion for Preliminary Injunction and granting MPX NJ certain relief, as well as the final order and judgment; and (v) in the event the February 3, 2021 order from the court is vacated on appeal, both the February 3, 2021 order and the final order and judgment is also vacated (the “Final Judgement”). On May 1, 2021, the period to file an appeal of the final judgment expired. MPX NJ, ICM and INJ did not file an appeal of the final judgment and accordingly, the Final Judgement remains in effect and the matter is deemed terminated as of May 1, 2021.
On January 13, 2021, a class action complaint was filed against iAnthus Empire Holdings (“IEH”) in the SDNY, alleging violations of the Telephone Consumer Protection Act relating to IEH’s alleged text message marketing. On February 1, 2021, the plaintiff filed a Notice of Dismissal Without Prejudice, dismissing all claims of the named, individual plaintiff and the unnamed members of the alleged class.
On April 13, 2021, Sean Zaboroski (“Zaboroski”), a shareholder of the Company, filed a Statement of Claim in the Ontario Superior Court of Justice for a putative class action lawsuit against the Company, its former Chief Executive Officer, its current Interim Chief Executive Officer, and its current Board of Directors (collectively, the “iAnthus Defendants”) alleging gross negligence on the part of the iAnthus Defendants. Zaboroski seeks to certify the proposed class on behalf of all persons, except the Company’s and Gotham Green Partners LLC’s affiliates, agents, officers, directors, senior employees, legal representatives, heirs, predecessors, successors and assigns, and any member of the individual defendants’ immediate families and any entity in which any of the foregoing has or had an interest, who were non-debenture
holding shareholders of the Company from the date the Company defaulted on its obligations under the Secured Notes to the date the Plan of Arrangement is implemented (the “Proposed Class”). The Proposed Class does not include shareholders who acquired the Company’s shares in the secondary market on or after May 30, 2019 and who held some or all of those securities until after the close of trading on April 5, 2020. Zaboroski seeks an unspecified amount of damages, including punitive damages, together with costs and interest. Zaboroski’s certification motion has not yet been scheduled.
Note 11 - Related Party Transactions

	June 30, 2021	December 31, 2020
Financial Statement Line Item
Accounts receivable	$—	$140
Other long-term assets	3,996	3,358

Total	$3,996	$3,498

As part of the MPX Acquisition, the Company acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrues interest at the rate of 16.0%, compounded annually. Interest is due upon maturity of the loan on December 31, 2021. The balance of such facility was $3.9 million as of June 30, 2021 (December 31, 2020 – $3.2 million), which includes accrued interest of $0.6 million (December 31, 2020 - $0.3 million). The related party balances are presented in the other long-term assets line on the unaudited interim condensed consolidated balance sheets.
On June 30, 2017, the Company entered into a loan facility with a former director and officer of the Company, Hadley Ford (“Ford). The total loan facility was up to C$0.5 million (equivalent to $0.4 million) and accrued interest at the rate of 2.5%. Interest was due upon maturity of the loan on June 30, 2021. As of December 31, 2020, this balance was presented net of management’s estimate of accrued compensation of $0.3 million owed to Ford. As part of Ford’s termination agreement, the total loan facility was offset by compensation owed to Ford of $0.5 million during the first quarter of 2021. As of June 30, 2021, the outstanding balance of the facility including accrued interest was C$Nil (equivalent to $Nil) (December 31, 2020 – C$0.5 million) (equivalent to $0.4 million). The related party balance is presented in the accounts receivable line on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

Note 12 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a)	Cash payments made on account of:

	For the Six Months Ended June 30,
	2021	2020
Income taxes	$1,560	$—
Interest	47	94

(b)	Changes in other non-cash operating assets and liabilities are comprised of the following:

	For the Six Months Ended June 30,
	2021	2020
Decrease (increase) in:
Accounts receivables	$(291)	$2,462
Prepaid expenses	(267)	730
Inventories	(2,205)	(2,693)
Other assets	(548)	835
Increase (decrease) in:
Accounts payable	(1,746)	(5,764)
Accrued and other current liabilities	12,466	21,509

	$7,409	$17,079

(c)	Depreciation and amortization are comprised of the following:

	For the Six Months Ended June 30,
	2021	2020
Property, plant and equipment	$6,386	$4,616
Operating lease right-of-use assets	1,037	853
Intangible assets	7,710	7,710

	$15,133	$13,179

(d)	Write-downs and other charges are comprised of the following:

	For the Six Months Ended June 30,
	2021	2020
Write-downs :
Account receivable (recoveries) provisions, net	$(72)	$329
Fixed asset	258	358

	$186	$687

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

(e)	Significant non-cash investing and financing activities are as follows:

	For the Six Months Ended June 30,
	2021	2020
Supplemental Cash Flow Information:
Share issuance - settlement of outstanding obligations	$—	$193
Cashless exercise of MPX warrants recorded as derivatives	—	3,325
Cash and Restricted Cash
For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.
Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of June 30, 2021, the Company held $5.7 million as restricted cash (December 31, 2020 - $0.5 million), which is mainly related to funds held in escrow from the Senior Secured Bridge Notes. The net proceeds from the Senior Secured Bridge Notes were placed in escrow, and the availability of the funds are subject to drawdown requests that must be approved by the Secured Lenders.
The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statement
s
of cash flows:

	June 30, 2021	December 31, 2020
Cash	$18,171	$11,015
Restricted cash	5,710	495

Total cash and restricted cash presented in the statements of cash flows	$23,881	$11,510

Note 13 - Subsequent Events
Legal Proceedings
Please refer to Note 10 for further discussion.
Event of Default and Financial Restructuring
The Company is
c
urrently in default of the obligations under the Company’s long-term debt as discussed in Note 1.
As part of the Restructuring Support Agreement with the Secured Lenders and a majority of the Unsecured Debentureholders, dated July 13, 2020, the Secured Lenders, the Unsecured Debentureholders and the Existing Shareholders of the Company are to be allocated and issued, approximately, the amounts of Restructured Senior Debt (as defined below), Interim Financing (as defined below), Junior
Non-Convertible
Unsecured Notes (as defined below) and percentage of the pro forma common equity, as presented in the following table:

(in ’000s of U.S. dollars)	Restructured Senior Debt 1	Interim Financing 2	8% Senior Unsecured Debentures 3	Pro Forma Common Equity 4
Secured Lenders	$85,000	$14,737	$5,000	48.625%
Unsecured Debentureholders	—	—	15,000	48.625%
Existing Shareholders	—	—	—	2.75%

Total	$85,000	$14,737	$20,000	100%

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

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

(2)
The Secured Lenders provided $14.7 million of interim financing (“Interim Financing”) to ICM on substantially the same terms as the Restructured Senior Debt, net of a 5% original issue discount. The amounts of the Interim Financing along with any accrued interest thereon is expected to be converted into, and the original principal balance will be added to, the Restructured Senior Debt upon consummation of the Recapitalization Transaction.

(3)
The 8% Senior Unsecured Debentures include payment in kind at an interest rate of 8% per annum, a maturity date which will be five years after the consummation of the Recapitalization Transaction, are non-callable
for three years and are subordinate to the Restructured Senior Debt but senior to the Company’s common shares.

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

Upon consummation of the Recapitalization Transaction, a new board of directors (the “New Board”) will be composed of the following members: (i) three nominees will be designated by the Secured Lenders; (ii) three nominees will be designated by the Consenting Unsecured Lenders; and (iii) one nominee will be designated by the director nominees of the Secured Lenders and Consenting Unsecured Lenders to serve as a member of the Company’s New Board.
Pursuant to the terms of the proposed Recapitalization Transaction, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that now exist or may in the future arise under any of the purchase
a
greements with respect of the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect of the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”) and shall take such steps as are necessary to stop any ongoing enforcement efforts in relation thereto. Upon consummation of the Recapitalization Transaction, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders are also expected to irrevocably waive all Defaults and take all steps required to withdraw, revoke and/or terminate any enforcement efforts in relation thereto.
Completion of the Recapitalization Transaction will be subject to receipt of the Requisite Approvals. If the Requisite Approvals are obtained, the Plan of Arrangement will bind all Secured Lenders, Unsecured Debentureholders and Existing Shareholders. The Plan of Arrangement was approved by the Court on October 5, 2020. On January 29, 2021, a notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal. The Company is in progress of obtaining the remaining Requisite Approvals. Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by the Company in such states. On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, GMNV, contemplated by the Recapitalization Transaction. On June 17, 2021, the Massachusetts Cannabis Control Commission also approved the proposed change of ownership and control of the current licenses held by the Company’s wholly-owned subsidiaries, Mayflower and Cannatech, contemplated by the Recapitalization Transaction. Similar state-level approvals are being sought in Florida, Maryland, New York, New Jersey and Vermont. On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021, to August 31, 2021.
For the three and six months ended June 30, 2021, restructuring costs of $1.0 million and $1.9 million, respectively (June 30, 2020 – $2.5 million and $2.5 million, respectively), were incurred with respect to the Recapitalization Transaction. To date, the Company has incurred $8.7 million in restructuring costs. Restructuring costs are recorded in the selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
Note 14 - Revision of Prior Period Financial Statements
During the six months ended June 30, 2021, the Company determined that it had not appropriately recorded cost of inventory as of December 31, 2020. This resulted in an overstatement of the inventory balance, accrued and other current liabilities and accumulated deficit as of December 31, 2020, and income tax expense and an understatement of costs and expenses applicable to revenues for the year ended December 31, 2020.
Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except per share amounts)

The effect of the adjustments on the line items on the Company’s consolidated balance sheet as of December 31, 2020 is as follows:

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
The effect of the adjustments on the line items on the Company’s unaudited interim condensed consolidated statements of shareholders equity for the six months ended June 30, 2021 is as follows:

	June 30, 2021
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
Through our subsidiaries, we currently own and/or operate 31 dispensaries and 10 cultivation and/or processing facilities in nine U.S. states. In addition, we distribute cannabis and CBD products to over 200 dispensaries and CBD products to over 2,300 retail locations throughout the United States. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional 10 dispensaries in five states, plus an uncapped number of dispensary licenses in Florida, and up to 12 cultivation and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states.
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

Financial Restructuring
The significant disruption of global financial markets, and specifically, the decline in the overall public equity cannabis markets due to the coronavirus (COVID-19) pandemic negatively impacted our ability to secure additional capital, which caused liquidity constraints. Due to the liquidity constraints, we attempted to negotiate temporary relief of our interest obligations with the holders (the “Secured Lenders”) of our 13% senior secured convertible debentures (the “Secured Convertible Notes”). However, we were unable to reach an agreement and did not make interest payments when due and payable to the Secured Lenders or payments that were due to the holders of our 8% convertible unsecured debentures (the “Unsecured Convertible Debentures” and together with the Secured Convertible Notes, the “Debentures”) (“Unsecured Lenders” and together with the Secured Lenders, the “Lenders”). As of June 30, 2021, we are in default of our obligations pursuant to the Debentures which consists of $97.5 million and $60.0 million in principal amount plus accrued interest thereon of $22.9 million and $7.2 million with respect to the Secured Convertible Notes and Unsecured Convertible Debentures, respectively.
As a result of the default, all amounts, including principal and accrued interest, became immediately due and payable to the Lenders. Furthermore, as a result of the default, we also became obligated to pay an exit fee (the “Exit Fee”) of $10.0 million that accrues interest at a rate of 13% annually in relation to the Secured Convertible Notes, which as of June 30, 2021, is $4.3 million. Upon payment of the Exit Fee, the holders of our $40.0 million secured notes issued in May 2018 (the “Tranche One Secured Notes”) are required to transfer the 3,891,051 common shares issued under the $10.0 million equity financing that closed concurrently with the Tranche One Secured Notes to us. As of June 30, 2021, we have not paid the Exit Fee and such shares have not been transferred to us.
On June 22, 2020, we received a notice demanding repayment under the Amended and Restated Secured Debenture Purchase
Agreement dated October 10, 2019 of the entire principal amount of the Secured Convertible Notes, together with interest, fees, costs and other charges that have accrued or may accrue from Gotham Green Admin 1, LLC, the collateral agent (the “Collateral
Agent”) holding security for the benefit of the Secured Convertible Notes. The Collateral Agent concurrently provided us with a
Notice of Intention to Enforce Security (the “BIA Notice”) under section 244 of the Bankruptcy and Insolvency Act (Canada) (the
“BIA”). Pursuant to section 244 of the BIA, the Collateral Agent may not enforce the security over the collateral granted by us until ten days after sending the BIA Notice unless we consent to an earlier enforcement of the security.
On July 13, 2020, we entered into a restructuring support agreement (the “Restructuring Support Agreement”) with the Secured Lenders and the majority of the Unsecured Lenders (the “Consenting Unsecured Lenders”) to effectuate a proposed recapitalization transaction (the “Recapitalization Transaction”) to be implemented by way of a court-approved plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “BCBCA”) following approval by the Secured Lenders, Unsecured Lenders and existing holders of our common shares (the “Existing Shareholders”). Pursuant to Section 288(1) of the BCBCA, a company may propose an arrangement to its security holders (including shareholders and noteholders). To be effective, the arrangement must first be approved by security holders of the company and then by the Supreme Court of British Columbia pursuant to a final arrangement approval order.
Pursuant to the Recapitalization Transaction, the Secured Lenders, the Unsecured Lenders and our Existing Shareholders are to be allocated and issued, approximately, such amounts of Restructured Senior Debt (as defined herein), Interim Financing (as defined herein), 8% Senior Unsecured Convertible Debentures and percentage of our pro forma common shares, as presented in the following table:

(in ‘000s of U.S. dollars)	Restructured Senior Debt (1)	Interim Financing (2)	8% Senior Unsecured Debentures (3)	Pro Forma Common Equity (4)
Secured Lenders	$85,000	$14,737	$5,000	48.625%
Unsecured Lenders	—	—	15,000	48.625%
Existing Shareholders	—	—	—	2.75%

Total	$85,000	$14,737	$20,000	100%

(1)
The principal balance of the Secured Convertible Notes will be reduced to $85.0 million, which will be increased by the amount of the Interim Financing, which has a first lien, senior secured position over all of our assets, is non-convertible and non-callable for three years and includes payment in kind at an interest rate of 8% per year and a maturity date which will be five years after the consummation of the Recapitalization Transaction (the “Restructured Senior Debt”).

(2)
The Secured Lenders provided $14.7 million of interim financing (the “Interim Financing”) to iAnthus Capital Management, LLC, on substantially the same terms as the Restructured Senior Debt, net of a 5% original issue discount. The amounts of the Interim Financing along with any accrued interest thereon is expected to be converted into, and the original principal balance will be added to, the Restructured Senior Debt upon consummation of the Recapitalization Transaction.

(3)
The 8% Senior Unsecured Debentures include payment in kind at an interest rate of 8% per year, a maturity date which will be five years after the consummation of the Recapitalization Transaction, are non-callable for three years and are subordinate to the Restructured Senior Debt but senior to our common shares.

(4)
Following consummation of the Recapitalization Transaction, a to-be-determined amount of equity will be made available for management, employee and director incentives, as determined by the New Board (as defined herein). All of our existing warrants and options will be cancelled, and our common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

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
Pursuant to the terms of the proposed Recapitalization Transaction, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that now exist or may in the future arise under any of the purchase agreements with respect of the Secured Convertible Notes and all other agreements delivered in connection therewith, the purchase agreements with respect of the Unsecured Convertible Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”)) and shall take such steps as are necessary to stop any current or pending enforcement efforts in relation thereto. Upon consummation of the Recapitalization Transaction, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders are also expected to irrevocably waive all Defaults and take all steps required to withdraw, revoke and/or terminate any enforcement efforts in relation thereto.
On September 14, 2020, our securityholders voted in support of the Recapitalization Transaction. Specifically, all of the holders of the Secured Convertible Notes and Unsecured Convertible Debentures voted in favor of the Plan of Arrangement. In addition, the holders of our common shares, options and warrants, representing 79.0% of the votes cast, voted in favor of the Plan of Arrangement.
On October 5, 2020, the Plan of Arrangement was approved by the Supreme Court of British Columbia (the “Court”), subject to the receipt of the Requisite Approvals (as defined herein).
On November 3, 2020, Walmer Capital Limited, Island Investments Holdings Limited and Alastair Crawford collectively served and filed a Notice of Appeal with respect to the Court’s approval of the Plan of Arrangement. On January 29, 2021, the appeal was dismissed by the British Columbia Court of Appeal.
Consummation of the Recapitalization Transaction through the Plan of Arrangement is subject to certain conditions, including: approval of our securityholders, which has been obtained; approval of the Plan of Arrangement by the Court, which has been obtained; and the receipt of all necessary state regulatory approvals in which we operate that require approval and approval by the Canadian Securities Exchange (collectively, the “Requisite Approvals”). Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by us in such states. On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC, contemplated by the Recapitalization Transaction. On June 17, 2021, the Massachusetts Cannabis Control Commission also approved the proposed change of ownership and control of the current licenses held by the our wholly-owned subsidiaries, Mayflower Medicinals, Inc. and Cannatech Medicinals, Inc., contemplated by the Recapitalization Transaction. Similar state-level approvals are being sought in Florida, Maryland, New York, New Jersey and Vermont. Pursuant to the terms of the Restructuring Support Agreement, if the Recapitalization Transaction is completed through Companies’ Creditors Arrangement Act (Canada) proceedings, then the Existing Shareholders will not receive any recovery.
On June 15, 2021, we and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021.
Pursuant to the terms of the Recapitalization Transaction and subject to the closing thereof, the Company is required to issue an aggregate of 6,072,579,699 common shares upon the extinguishment of (i) $22.5 million of Secured Convertible Notes (including the Exit Fees) plus interest accrued thereon, (ii) $40.0 million of Unsecured Convertible Debentures plus interest accrued thereon, and (iii) interest accrued above the principal amount of $14.7 million of the Interim Financing provided by the Secured Lenders.
The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey and Vermont. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total operating expenses	$30,378	$29,380	$61,697	$263,578
Total other expense	8,305	9,078	18,868	25,267
Income tax expense	7,884	5,257	15,175	6,663
Total operating expenses
Total operating expenses other than those included in costs and expenses applicable to revenues consist of selling, general, and administrative expenses which are necessary to conduct our ordinary business operations as well as support marketing, technology, and other growth initiatives such as opening new dispensaries and building-out our facilities; and depreciation and amortization charges taken on our fixed and intangible assets, as well as any write-downs or impairment on our assets. Since the second quarter of 2020, we have taken measures necessary to control our discretionary spending to employ capital as efficiently as possible. However, we expect total operating expenses to continue to increase as we continue to invest in our operations and capital projects, attract and retain top talent, and implement robust technology systems in our corporate, retail and operational facilities.
Total other income and expenses
Total other income and expenses include income and expenses that are not included in the ordinary day-to-day activities of the business. This includes interest and accretion expenses on our financing arrangements, fair value gains or losses on our financial instruments, and income earned from arrangements that are not from our ordinary revenue streams of retail, wholesale, or delivery of cannabis products.
Income tax expense
As a result of operating in the federally illegal cannabis industry, we are subject to the limitations of Internal Revenue Code Section 280E (“Section 280E”) under which taxpayers are only allowed to deduct expenses directly related to sales of product and no other ordinary business expenses. Our effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, the provision for income taxes at different rates in foreign and domestic jurisdictions, including changes in enacted statutory tax rate increases or reductions in the year, changes in our valuation allowance based on our recoverability assessments of deferred tax assets and favorable or unfavorable resolution of various tax examinations.
Results of Operations for the Three Months Ended June 30, 2021 and 2020
Eastern region
As of June 30, 2021, we held licenses to operate up to 16 dispensaries plus an uncapped number of dispensaries in Florida, and seven cultivation and/or processing facilities in the eastern region, subject to regulatory approval. As of June 30, 2021, we had 26 dispensaries, four cultivation and processing facilities, and one processing only facility open and operational in this region. As of June 30, 2020, we had held licenses to operate up to 16 dispensaries, plus an uncapped number of dispensaries in Florida, and seven cultivation and/or processing facilities. As of June 30, 2020, we had 24 dispensaries, three cultivation and processing facilities, and one processing only facility open and operational in this region.
For the three months ended June 30, 2021, our sales revenues in the eastern region were $34.7 million as compared to $19.6 million for the three months ended June 30, 2020, which represents an increase of 77.3%. Across the eastern region, we continued to experience steady organic growth within each of our revenue channels: retail, wholesale, and delivery. The increase in sales revenues was also attributable to two new dispensaries in Florida and Massachusetts, which opened in January 2021 and December 2020, respectively.
For the three months ended June 30, 2021, gross profit was $24.4 million, or 70.3% of sales revenues, as compared to a gross profit of $12.2 million, or 62.2% of sales revenues, for the three months ended June 30, 2020. The increase in gross margin is due to a more favorable sales mix of in-house brands which yield higher margins and from improving efficiency and scale of our operations which drove lower production and cultivation costs used to manufacture inventory in the current year.
During the three months ended June 30, 2021, approximately 11,700 pounds of plant material was harvested in the eastern region as compared to approximately 9,100 pounds harvested during the three months ended June 30, 2020. In the second quarter of 2021, we planted our first seeds in our new Fall River cultivation and processing facility located in Massachusetts and expect to begin harvesting later this year, which will contribute to future increases in biomass harvested in the eastern region.

Western region
As of June 30, 2021, we held licenses to operate up to eight dispensaries and 14 cultivation and processing facilities in the western region, subject to regulatory approval. As of June 30, 2021, we had five dispensaries and five cultivation and processing facilities open and operational in this region. As of June 30, 2020, we held licenses to operate up to 15 dispensaries and eight cultivation and processing facilities in the western region. As of June 30, 2020, we had 12 dispensaries and seven cultivation and processing facilities open and operational. The decrease in the number of dispensary and cultivation facilities was a result of the redemption of our equity interest in Reynold Greenleaf & Associates, LLC (“RGA”) which occurred in the fourth quarter of 2020.
For the three months ended June 30, 2021, our sales revenues in the western region were $19.1 million as compared to $14.0 million for the three months ended June 30, 2020, which represents an increase of 36.4%. The increase in sales revenues was mainly attributable to strong same-store sales growth in each of our four Arizona dispensaries and an increase in wholesale revenues in both Arizona and Nevada.
For the three months ended June 30, 2021, gross profit was $7.0 million, or 36.7% of sales revenues, as compared to a gross profit of $6.3 million, or 44.9% of sales revenues, for the three months ended June 30, 2020. The decrease in gross margin for the three-month periods ended June 30, 2021 and 2020 is a result of higher intermediary material costs used in cultivation and extraction activities to produce certain inventory items in both Arizona and Nevada.
During the three months ended June 30, 2021, approximately 1,400 pounds of plant material was harvested in the western region as compared to approximately 1,700 pounds harvested during the three months ended June 30, 2020.
Other revenues
Other revenues include revenues from the sale of CBD products and income from property leasing arrangements from our assets in Colorado which do not meet the consolidation criteria under accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three months ended June 30, 2021, other revenues were $0.4 million as compared to $1.0 million for the three months ended June 30, 2020. This decrease was attributable to lower retail sales of CBD products.
Total operating expenses
For the three months ended June 30, 2021, our total operating expenses were $30.4 million as compared to $29.4 million for the three months ended June 30, 2020, which represents an increase of 3.4%.
The increases in total operating expenses between the three months ended June 30, 2021 and 2020 are primarily attributable to higher depreciation and amortization expense of $1.0 million on our fixed and intangible assets, and an impairment loss of $1.7 million on our right-of-use assets as a result of a sublease arrangement signed during the three months ended June 30, 2021. This was partially offset by a decrease in share-based compensation expense of $0.8 million as compared to the three months ended June 30, 2020 due to large stock option forfeitures in the prior year period.
Total other income and expenses
For the three months ended June 30, 2021, our total other expenses were $8.3 million as compared to $9.1 million for the three months ended June 30, 2020, which represents a decrease of 8.5%.
The decrease in total other expenses between the three months ended June 30, 2021 and 2020 is primarily attributable to lower accretion expense of $1.4 million in the current period as our Tranche One Secured Notes. $20.0 million of secured notes issued in September 2019 (“Tranche Two Secured Notes”), and $36.2 million of secured notes issued in December 2019 (“Tranche Three Secured Notes”) have been fully accreted as of May 2021, as compared to full accretion expense taken on these instruments during the three months ended June 30, 2020. This was partially offset by an increase in interest expense of $0.7 million as we are now accruing three months of interest on our $14.7 million secured notes issued in July 2020 and the $11.0 million of Senior Secured Bridge Notes issued in February 2021 by iAnthus New Jersey, LLC which did not exist in the prior year period.
Income tax expense
For the three months ended June 30, 2021, our income tax expense was $7.9 million as compared to $5.3 million for the three months ended June 30, 2020, which represents an increase of 50.0%. The increase in income tax expense is a result of our higher taxable income from our growth during the year and from certain expenses that are disallowed under Section 280E.
Results of Operations for the Six Months Ended June 30, 2021 and 2020
Eastern region
For the six months ended June 30, 2021, our sales revenues in the eastern region were $67.8 million as compared to $37.6 million for the six months ended June 30, 2020 which represents an increase of 80.1%. Revenues across all retail, wholesale and delivery channels experienced continuous growth from the prior year periods. The increase in sales revenues was also attributable to two new dispensaries in Florida and Massachusetts, which opened in January 2021 and December 2020, respectively.
For the six months ended June 30, 2021, gross profit was $45.6 million, or 67.2% of sales revenues, as compared to a gross profit of $22.9 million, or 61.0% of sales revenues, for the six months ended June 30, 2020. The increase in gross margin is due to a more favorable sales mix of in-house brands which yield higher margins and from improving efficiency and scale of our operations which resulted in lower costs of production across the eastern region.
During the six months ended June 30, 2021, approximately 23,500 pounds of plant material was harvested in the eastern region as compared to approximately 12,900 pounds harvested during the six months ended June 30, 2020. In the second quarter of 2021, we planted our first seeds in our new Fall River cultivation and processing facility located in Massachusetts and expect to begin harvesting later this year, which will contribute to future increases in biomass harvested in the eastern region.
Western region
For the six months ended June 30, 2021, our sales revenues in the western region were $37.4 million as compared to $25.7 million for the six months ended June 30, 2020, which represents an increase of 45.4%. The increase in sales revenues was mainly attributable to strong same-store sales growth in each of our four Arizona dispensaries and an increase in wholesale revenues in both Arizona and Nevada as these states began to recover from the negative impacts of
COVID-19
in the prior year periods. Furthermore, additional revenues were generated from the introduction of toll processing in the western region in 2021.
For the six months ended June 30, 2021, gross profit was $15.6 million, or 41.7% of sales revenues, as compared to a gross profit of $11.1 million, or 43.0% of sales revenues, for the six months ended June 30, 2020. In comparing the six months ended June 30, 2021 and 2020, gross margins have remained consistent as the increase in material costs was isolated to the second quarter of 2021.
During the six months ended June 30, 2021, approximately 3,100 pounds of plant material was harvested in the western region as compared to approximately 3,400 pounds harvested during the six months ended June 30, 2020.
Other revenues
For the six months ended June 30, 2021, other revenues were $0.8 million as compared to $1.7 million for the six months ended June 30, 2020. This decrease was attributable to lower retail sales of CBD products.

Total operating expenses
For the six months ended June 30, 2021, our total operating expenses were $61.7 million as compared to $263.6 million for the six months ended June 30, 2020, which represents a decrease of 76.6%.
The decrease in total operating expenses between the six months ended June 30, 2021 and 2020 is primarily attributable to the significant impairment charge of $199.4 million taken on our remaining goodwill in the prior year. Furthermore, share-based compensation expense during the six months ended June 30, 2021 has decreased by $4.3 million as compared to the six months ended June 30, 2020. This is a result of no stock option grants during the six months ended June 30, 2021 and from large forfeitures by certain executives during the six months ended June 30, 2020.
Total other income and expenses
For the six months ended June 30, 2021, our total other expenses were $18.9 million as compared to $25.3 million for the six months ended June 30, 2020, which represents a decrease of 25.3%.
The decrease in total other expenses between the six months ended June 30, 2021 and 2020 is primarily attributable to the provision for debt obligation fee as the principal amount of $12.0 million which was accrued during the six months ended June 30, 2020 as a result of our default on the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes. Further, the decrease in total other expenses is attributable to lower accretion expense of $0.6 million as our Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three have been fully accreted as of May 2021, as compared to full accretion expense for these instruments taken during the six months ended June 30, 2020. This was partially offset by an increase in interest expense of $1.9 million as we are now accruing six months of interest on our July 2020 and February 2021 financings which did not exist in the prior year period, and less gains from changes in fair value of financial instruments of $4.6 million.
Income tax expense
For the six months ended June 30, 2021, our income tax expense was $15.2 million as compared to $6.7 million for the six months ended June 30, 2020, which represents an increase of 127.8%. The increase in income tax expense is a result of our higher taxable income from our growth during the year, and from certain expenses that are disallowed under Section 280E.
Liquidity and Capital Resources
As of June 30, 2021, we held unrestricted cash of $18.2 million (December 31, 2020 – $11.0 million), an accumulated deficit of $758.9 million (December 31, 2020 – $724.1 million), and a working capital deficit of $199.4 million (December 31, 2020 – $186.3 million). In assessing our liquidity, we monitor our cash on-hand and our operating expenditure commitments required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations primarily through cash flows from operations as well as equity and debt financings and anticipate that we will need to raise additional capital to fund our future operations. We expect to finance our operating activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, the terms of certain of our standing debt instruments impose certain restrictions on our operating and financing activities, including, but not limited to, our ability to incur certain additional indebtedness and our ability to issue shares or convertible securities. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Going Concern
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, our ability to achieve sustainable revenues and profitable operations and, our ability to obtain the necessary capital to meet our obligations and repay our liabilities when they become due.
We are currently in default with respect to our long-term debt, which, as of June 30, 2021, amounted to $202.2 million, including interest accrued thereon. In February 2021, we issued $11.0 million of senior secured bridge notes. While we believe that we have funding necessary for us to continue as a going concern, we may need to raise additional capital and there can be no assurance that such capital will be available to us on favorable terms, if at all. As such, these material circumstances cast substantial doubt on our ability to continue as a going concern for a period of no less than 12 months from the date of this report, and our unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned.
Cash Flow for the Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020
Operating Activities
Our net cash flows from operating activities are affected by a number of factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new business acquisitions and development of newly acquired businesses and the level of cash collections received from our customers.

Net cash provided by operating activities during the six months ended was $12.4 million as compared to net cash used in operating activities of $1.7 million for the six months ended June 30, 2020. Net cash provided from operating activities was primarily attributable to our net loss of $34.7 million, partially offset by $15.1 million of depreciation and amortization expense, $11.6 million in interest expense, $7.6 million of accretion expense, $7.4 million from changes in non-working capital items, and $3.3 million in share-based compensation.
Changes in other operating assets for the six months ended June 30, 2021 include an increase in inventory of $0.4 million due to increased cultivation and production as compared to the prior year period.
Changes in other operating liabilities for the six months ended June 30, 2021 includes an increase in accrued and other liabilities of accounts payable of $9.0 million due to additional interest and income taxes accrued in the current period.
As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although we expect continue to have positive cash flows from operations in 2021, no assurance can be given that we will have positive cash flows in the future.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2021 was $10.3 million as compared to $13.8 million for the six months ended June 30, 2020. The decrease in cash used in investing activities was primarily attributable to lower cultivation and dispensary construction expenditures of $1.9 million. In addition, during the six months ended June 30, 2021, we loaned $0.6 million to MPX New Jersey as compared to $2.0 million during the six months ended June 30, 2020.
There were no cash inflows from investing activities during the six months ended June 30, 2021 compared to $0.1 million during the six months ended June 30, 2020 due to a one-time
distribution received from our investment in RGA.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $10.3 million as compared to net cash used in financing activities of $11.2 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, our financing activities increased primarily as a result of the issuance of the Senior Secured Bridge Notes in the principal amount of $11.0 million, offset by related debt issuance costs of $0.7 million. During the six months ended June 30, 2020, cash used in financing activities primarily related to the $10.8 million repayment of the note payable to the Elizabeth Stavola 2016 NV Irrevocable Trust which was assumed by us as part of the MPX Acquisition.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of June 30, 2021, we did not have any
off-balance
sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources nor did we have any commitments or contractual obligations.
Critical Accounting Policies and Estimates
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
Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Significant Accounting Policies and Critical Accounting Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. There have been no other material changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 except for the change in estimate described below.
Change in Estimate
In January 2021, we completed an assessment of the yield per gram that is used as an input to value our inventory. The timing of this review was based on a combination of factors accumulating over time that provided us with updated information to make a better estimate on the yield of our products. These factors included enhanced data gathering of crop production and yields into inventory. The assessment resulted in a revision of our production yield estimates that are used to value ending inventory. This change in accounting estimate was effective in the first quarter of 2021. The effect of this change was an increase in costs and expenses applicable to revenues of approximately $2.9 million for the first quarter of 2021.
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
Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting relating to inventory costing and other areas as disclosed in Part II – Item 9A of the Form
10-K
for the year ended December 31, 2020 filed with the SEC on April 1, 2021. We intend to increase the size of our accounting team as soon as economically feasible and sustainable to remediate these material weaknesses.
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

Plan of Arrangement
On July 13, 2020, the Company entered into the Restructuring Support Agreement with the Secured Lenders and certain holders of the Company’s Unsecured Debentures to effectuate the Recapitalization Transaction to be implemented by way of the Plan of Arrangement under the BCBCA. On October 5, 2020, the Plan of Arrangement was approved by the Court, subject to the receipt of the Required Approvals. On November 3, 2020, Walmer, Island and Crawford collectively served and filed a Notice of Appeal with respect to the Court’s approval of the Plan of Arrangement. On January 29, 2021, a notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company in November 2020 was dismissed by the British Columbia Court of Appeal. On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021.
MPX NJ Matter
On December 16, 2020, MPX New Jersey, LLC (“MPX NJ”) filed a complaint in the Superior Court of New Jersey Chancery Division – Monmouth County against iAnthus Capital Management, LLC (“ICM”) and iAnthus New Jersey, LLC (“INJ”). MPX NJ seeks a declaratory judgment from the court declaring: (i) MPX NJ is solely authorized to represent its interests to state and local officials and other parties and that Elizabeth Stavola, our former Chief Strategy Officer and Director, is principally responsible for the management and operations of MPX NJ; and (ii) that the Services Agreement dated August 26, 2019 by and between INJ and MPX NJ is currently ineffective and unenforceable. MPX NJ also seeks preliminary and final injunctive relief enjoining ICM and INJ from representing itself as having authority to act on MPX NJ’s behalf or as having a controlling interest in MPX NJ and from executing any agreements on MPX NJ’s behalf with any state or local official or other party. Additionally, MPX NJ seeks relief enjoining ICM and INJ from acting, directing or causing any actions at the Pleasantville, New Jersey cultivation facility absent express consent from MPX NJ. On December 23, 2020, the Superior Court of New Jersey preliminarily entered an order, with ICM’s and INJ’s consent, granting temporary restraints that: (i): enjoin ICM and INJ from entering into contracts that would bind MPX NJ; (ii) enjoin ICM and INJ from representing that ICM or INJ currently has a controlling interest in MPX NJ and that any future control is subject to approval by the New Jersey Department of Health; and (iii) require ICM and INJ to disclose to MPX NJ all contracts and activities taking place at the Pleasantville, New Jersey cultivation facility and to obtain consent of MPX NJ for any construction that takes place in regulated cultivation areas of the facility. The court hearing for the preliminary injunction was held on February 3, 2021. On February 3, 2021, the court issued an order, denying MPX NJ’s request for injunctive relief; provided, however, that the court ordered that the area of the Pleasantville, New Jersey cultivation facility currently growing and/or cultivating cannabis shall remain under the control of MPX NJ and be accessed under the supervision of MPX NJ. The court’s February 3, 2021 order supersedes its December 23, 2020 order. On March 11, 2021, MPX NJ, ICM and INJ executed a consent for a final judgement on the matter, which was ordered by the court on March 17, 2021. The final judgment ordered that: (i) MPX NJ’s Motion for Preliminary Injunction is denied in part for the reasons stated in the court’s February 3, 2021 order and for those reasons set forth by the court on the oral record; (ii) the area of the Pleasantville facility currently growing and/or cultivating cannabis shall remain under the control of MPX NJ and be accessed only under the supervision of or with the consent of MPX NJ; and (iii) the matter be closed and this order constitute the final judgment and order of the court; (iv) the parties expressly preserve all rights to appeal the court’s February 3, 2021 order denying MPX NJ’s Motion for Preliminary Injunction and granting MPX NJ certain relief, as well as the final order and judgment; and (v) in the event the February 3, 2021 order from the court is vacated on appeal, both the February 3, 2021 order and the final order and judgment is also vacated (the “Final Judgment”). On May 1, 2021, the period to file an appeal of the Final Judgment expired. MPX NJ, ICM and INJ did not file an appeal of the Final Judgment and accordingly, the Final Judgement remains in effect and the matter is deemed terminated as of May 1, 2021.

Canadian Shareholder Litigation
On April 13, 2021, Sean Zaboroski (“Zaboroski”), a shareholder of the Company, filed a Statement of Claim in the Ontario Superior Court of Justice for a putative class action lawsuit against the Company, its former Chief Executive Officer, its current Interim Chief Executive Officer, and its current Board of Directors (collectively, the “iAnthus Defendants”) alleging gross negligence on the part of the iAnthus Defendants. Zaboroski seeks to certify the proposed class on behalf of all persons, except the Company’s and Gotham Green Partners LLC’s affiliates, agents, officers, directors, senior employees, legal representatives, heirs, predecessors, successors and assigns, and any member of the individual defendants’ immediate families and any entity in which any of the foregoing has or had an interest, who were non-debenture holding shareholders of the Company from the date the Company defaulted on its obligations under the Secured Convertible Notes to the date the Plan of Arrangement is implemented (the “Proposed Class”). The Proposed Class does not include shareholders who acquired the Company’s shares in the secondary market on or after May 30, 2019 and who held some or all of those securities until after the close of trading on April 5, 2020. Zaboroski seeks an unspecified amount of damages, including punitive damages, together with costs and interest. Zaboroski’s certification motion has not yet been scheduled.
Claim by Former Consultant
On July 13, 2018, a former consultant (the “Plaintiff”) filed a complaint, as amended on July 8, 2019 and November 20, 2019, in the District Court of Clark County, Nevada against the Company and two of its wholly-owned subsidiaries, CGX Life Sciences, Inc. and MPX Bioceutical ULC (collectively, the “iAnthus Defendants”), with respect to alleged consulting fees owed to the Plaintiff pursuant to a Consultancy Services Agreement (the “Agreement”) dated as of July 8, 2015. The iAnthus Defendants responded to the Plaintiff’s first and second amended complaints on July 22, 2019 and December 11, 2019, respectively. On February 4, 2021, the Plaintiff served a supplemental disclosure on the iAnthus Defendants which included a computation of damages totaling $167,000,000 for the alleged finder’s fee owed to the Plaintiff by MPX and $5,416,200 for damages pursuant to the Agreement. The parties completed discovery in this matter, and the trial is currently scheduled to be held on October 11, 2021. The Plaintiff filed two motions, a Motion to Reinstate a Jury Trial Demand and a Motion to Compel Discovery from the iAnthus Defendants, both of which are being heard by the court on August 9, 2021.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
See Part I, Item 2, “Financial Restructuring” for information regarding the Company’s default upon senior securities.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Amending Agreement to the Restructuring Support Agreement dated June 15, 2021 by and among the Company, the Secured Lenders and the Consenting Debenture Holders (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: August 9, 2021	By:	/s/ Randy Maslow
Randy Maslow Interim Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Julius Kalcevich
Julius Kalcevich Chief Financial Officer (Principal Financial and Accounting Officer)