Form 10-Q
period 2021-09-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2021-11-08
CIK 1643154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of November 8, 2021 was 171,718,192.

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
Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our most recent Annual Report on Form
10-K
and any updates described in our Quarterly Reports on Form
10-Q
and Current Reports on Form
8-K
as may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report on Form
10-Q
and the documents that we reference herein and have filed as exhibits to the reports we file with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form
10-Q
is accurate as of the date hereof. Because the risk factors in our SEC reports could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form
10-Q,
and particularly our forward-looking statements, by these cautionary statements.

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars or shares)

	September 30,	December 31,
	2021	2020
		(Revised)
Assets
Cash	$19,502	$11,015
Restricted cash	4,138	495
Accounts receivable, net of allowance for doubtful accounts of $194 (December 31, 2020 - $401)	3,427	3,351
Prepaid expenses	3,150	3,611
Inventories	29,984	25,451
Other assets	2,627	1,700

Current Assets	62,828	45,623
Investments	592	512
Property, plant and equipment	113,308	106,997
Right-of-use assets	31,268	33,083
Other long-term assets	8,442	8,137
Intangible assets	147,566	158,781

Total Assets	$364,004	$353,133

Liabilities
Accounts payable	$13,033	$12,089
Accrued and other current liabilities	89,358	55,053
Current portion of long-term debt, net of issuance costs	164,793	157,042
Derivative liabilities	315	245
Current portion of lease liabilities	7,579	7,450

Current Liabilities	275,078	231,879
Long-term debt, net of issuance costs	27,074	14,133
Deferred income tax	32,130	32,122
Long-term portion of lease liabilities	28,027	27,670

Total Liabilities	362,309	305,804

Commitments and Contingencies
Shareholders’ Equity
Common shares — no par value. Authorized — unlimited number. 171,718 — issued and outstanding (December 31, 2020 — 171,718 — issued and outstanding)	—	—
Shares to be issued	1,531	1,531
Additional paid-in capital	774,849	769,940
Accumulated deficit	(774,685)	(724,142)

Total Shareholders’ Equity	$1,695	$47,329

Total Liabilities and Shareholders’ Equity	$364,004	$353,133

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(Revised)		(Revised)
Revenues, net of discounts	$49,263	$40,616	$155,296	$105,688
Costs and expenses applicable to revenues	(23,206)	(15,513)	(68,207)	(46,243)

Gross profit	26,057	25,103	87,089	59,445

Operating expenses
Selling, general and administrative expenses	22,581	24,173	67,263	74,521
Depreciation and amortization	8,133	7,237	23,266	20,416
Write-downs, recoveries and other charges, net	—	3	186	690
Impairment loss	127	4,100	1,823	203,464

Loss from operations	(4,784)	(10,410)	(5,449)	(239,646)
Interest income	138	96	371	276
Other income	350	461	844	756
Interest expense	(5,959)	(5,476)	(17,516)	(15,108)
Accretion expense	(767)	(4,354)	(8,283)	(12,471)
Provision for debt obligation fee	(423)	(423)	(1,255)	(13,342)
( Loss ) gains from change in fair value of financial instruments	(300)	244	10	5,170

Loss before income taxes	(11,745)	(19,862)	(31,278)	(274,365)
Income tax expense	4,090	5,609	19,265	12,272

Net loss	$(15,835)	$(25,471)	$(50,543)	$(286,637)

Net loss per share - basic and diluted	$(0.09)	$(0.15)	$(0.29)	$(1.67)
Weighted average number of common shares outstanding - basic and diluted	171,718	171,643	171,718	171,651
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars or shares)

	Three Months Ended September 30, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – June 30, 2021	171,718	$1,531	$773,235	$(758,850)	$15,916
Share-based compensation	—	—	1,614	—	1,614
Net loss	—	—	—	(15,835)	(15,835)

Balance – September 30, 2021	171,718	$1,531	$774,849	$(774,685)	$1,695

	Nine Months Ended September 30, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2021 - Revised	171,718	$1,531	$769,940	$(724,142)	$47,329
Share-based compensation	—	—	4,909	—	4,909
Net loss	—	—	—	(50,543)	(50,543)

Balance – September 30, 2021	171,718	$1,531	$774,849	$(774,685)	$1,695

	Three Months Ended September 30, 2020
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – June 30, 2020	171,718	$1,531	$766,257	$(671,946)	$95,842
Share-based compensation	—	—	1,745	—	1,745
Net loss (Revised)	—	—	—	(25,471)	(25,471)

Balance (Revised) – September 30, 2020	171,718	$1,531	$768,002	$(697,417)	$72,116

	Nine Months Ended September 30, 2020
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2020	171,643	$1,531	$761,722	$(410,780)	$352,473
Share issuance – Settlement of outstanding obligations	75	—	193	—	193
Share-based compensation	—	—	9,412	—	9,412
Other - Warrant issuance	—	—	(3,325)	—	(3,325)
Net loss (Revised)	—	—	—	(286,637)	(286,637)

Balance (Revised) – September 30, 2020	171,718	$1,531	$768,002	$(697,417)	$72,116

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S dollars)

	Nine Months Ended September 30,
	2021	2020
		(Revised)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(50,543)	$(286,637)
Adjustments to reconcile net loss to cashflow from (used in) operations:
Interest income	(371)	(276)
Interest expense	17,516	15,108
Accretion expense	8,283	12,471
Debt obligation fees	1,255	13,342
Impairment loss	1,823	203,464
Depreciation and amortization	23,266	20,416
Write-downs, recoveries and other charges, net	186	690
Share-based compensation	4,909	9,605
Gain from change in fair value of financial instruments	(10)	(5,170)
Income from equity-accounted investments	—	(140)
Deferred income taxes	—	(3,845)
Change in non-cash working capital items (Note 12)	13,531	13,227

NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$19,845	$(7,745)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,528)	(12,297)
Acquisition of other intangible assets	(463)	(459)
Proceeds from redemption and sale of investment	—	1,685
Issuance of related party promissory note	(977)	(3,016)

NET CASH USED IN INVESTING ACTIVITIES	$(17,968)	$(14,087)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	11,000	14,737
Debt issuance costs	(694)	(2,230)
Repayment of debt	(53)	(10,838)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,253	$1,669

CASH AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH DURING THE PERIOD	12,130	(20,163)

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD	11,510	34,821

CASH AND RESTRICTED CASH, END OF PERIOD	$23,640	$14,658

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)
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
The Company’s business activities, and the business activities of its subsidi
a
ries, which operate in jurisdictions where the use of marijuana has been legalized under state and local laws, currently are illegal under U.S. federal law. The U.S. Controlled Substances Act classifies marijuana as a Schedule I controlled substance. Any proceeding that may be brought against the Company could have a material adverse effect on the Company’s business plans, financial condition and results of operations.

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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021, or any other period.
Except as otherwise stated, these unaudited interim condensed consolidated financial statements are presented in U.S. dollars.

(c)	Going Concern
These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the nine months ended September 30, 2021, the Company reported a net loss of $50.5 million and an accumulated deficit of $774.7 million as of September 30, 2021. These material circumstances cast substantial doubt on the Company’s ability to continue as a going concern for a period of at least 12 months from the date of this report and ultimately on the appropriateness of the use of the accounting principles applicable to a going concern.
During the nine months ended September 30, 2021, due to liquidity constraints, the Company did not make interest payments due to the holders (the “Secured Lenders”) of the 13% senior secured convertible debentures (the “Secured Notes”) issued by iAnthus Capital Management, LLC, the Company’s U.S. wholly-owned subsidiary
,
and the holders (the “Unsecured Debentureholders” and together with the Secured Lenders, the “Lenders”) of the Company’s 8% convertible unsecured debentures (the “Unsecured Debentures”). On March 31, 2020, the Company defaulted with respect to its long-term debt and is currently in default of those obligations, which, as of September 30, 2021 consists of $97.5 million and $60.0 million of principal amount, and $26.9 million and $8.4 million in accrued interest, with respect to the Secured Notes and Unsecured Debentures, respectively. In addition, as a result of the default, the Company has accrued additional principal and interest of $15.0 million in excess of the aforementioned amounts. Refer to Note 4 and Note 13 for further discussion.
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
(In thousands of U.S. dollars, except share amounts)

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
On July 10, 2020, the Company and certain of its subsidiaries entered into a restructuring support agreement (as amended, the “Restructuring Support Agreement”) with the Secured Lenders and certain of the Unsecured Debentureholders (the “Consenting Unsecured Debentureholders”) to affect a proposed recapitalization transaction (the “Recapitalization Transaction”). Under the Restructuring Support Agreement, certain of the Secured Lenders agreed to provide interim financing of $14.7 million (the “Tranche Four Secured Notes”).
Subject to compliance with the Restructuring Support Agreement, the Secured Lenders and the Consenting Unsecured Debentureholders will forbear from further exercising any rights or remedies in connection with any events of default of the Company occurring under their respective agreements and will stop any current or pending enforcement actions with respect to the same, including as set forth in the Demand Letter.
Pursuant to the terms of the Restructuring Support Agreement, the Recapitalization Transaction will be implemented pursuant to arrangement proceedings (“Arrangement Proceedings”) commenced under the British Columbia Business Corporations Act, or, only, if necessary, the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Completion of the Recapitalization Transaction through the Arrangement Proceedings is subject to, among other things, requisite stakeholder approval of the plan of arrangement (the “Plan of Arrangement”). Pursuant to the terms of the Restructuring Support Agreement, if the Recapitalization Transaction is completed through CCAA proceedings, then the existing holders of the Company’s common shares (the “Existing Shareholders”) will not receive any recovery.
On September 14, 2020, the Company held meetings at which the stakeholders approved the Plan of Arrangement. Following the stakeholder vote, on September 25, 2020, the Company attended a court hearing before the Supreme Court of British Columbia (the “Court”) to receive approval of the Plan of Arrangement. On October 6, 2020, the Company received final approval from the Court for the Plan of Arrangement. On November 5, 2020, the Company received a notice of appeal with respect to the final approval for the Plan of Arrangement by the Court, and on January 29, 2021, the appeal was dismissed by the British Columbia Court of Appeal. The Company may be required to obtain other necessary approvals with respect to the Plan of Arrangement, including approvals by state-level regulators and the Canadian Securities Exchange (collectively, the “Requisite Approvals”). Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by the Company in such states. On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, GreenMart of Nevada NLV, LLC (“GMNV”), contemplated by the Recapitalization Transaction. On June 17, 2021, the Massachusetts Cannabis Control Commission (the “CCC”) also approved the proposed change of ownership and control of the current licenses held by the Company’s wholly-owned subsidiaries, Mayflower Medicinals, Inc. (“Mayflower”) and Cannatech Medicinals, Inc. (“Cannatech”), contemplated by the Recapitalization Transaction (the “June 17 Approval”). On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021.
On August 12, 2021, Mayflower’s pending application for a Marijuana Establishment retail license for its Allston, Massachusetts retail location (the “Allston Retail License”) was approved by the CCC at its August public meeting. As a result of this August 12, 2021 approval, Mayflower must submit a new change of ownership and control application to the CCC in connection with the Recapitalization Transaction with respect to the Allston Retail License (the “New COC Application”). The New COC Application must be submitted by Mayflower and approved by the CCC before the June 17 Approval can be effectuated. The New COC Application has not yet been submitted.
On August 20, 2021, Gotham Green Partners, LLC and Gotham Green Admin 1, LLC (the “Applicants”) filed a Notice of Application (the “Application”) with the Ontario Superior Court of Justice Commercial List (“OSCJ”), which sought, among other things, a declaration that the “Outside Date”, as that term is defined in the Restructuring Support Agreement, be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ. At this conference, the OSCJ issued an endorsement (the “Stay Order”) that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued its decision granting the Applicant’s relief sought in the Application (the “Decision”). Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. The Company is reviewing the Decision carefully and considering the merits of an appeal. The Company has the right to appeal the Decision to the Ontario Court of Appeal on or before 30 days from the release of the Decision.
On August 20, 2021, the Vermont Department of Public Safety (the “DPS”) confirmed that DPS does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and Interim Chief Executive Officer of the Company to be appointed upon the closing of the Recapitalization Transaction.
On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”) contemplated by the Recapitalization Transaction.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

State-level regulatory approvals remain outstanding in Massachusetts, Maryland, and New York. In New Jersey, a change of ownership and control approval is not required at the present time because the Company is awaiting approval by the New Jersey Cannabis Regulatory Commission (“CRC”) for the Company to close its acquisition of 100% of the equity interest in New Jersey license holder MPX New Jersey, LLC (“MPX NJ”) pursuant to certain contractual agreements (the “Agreements”, and the approval application before the CRC, the “Amended Permit Application”). Upon approval of the Amended Permit Application by the CRC and the closing of the acquisition within five business days thereafter, as set forth in the Agreements, prior regulatory approval for the change of beneficial own
e
rship of MPX NJ that would result from the Recapitalization Transaction will be required as a condition to closing under the Restructuring Support Agreement.
The Company believes that the financing transactions discussed above should provide the necessary funding for the Company to continue as a going concern. However, there can be no assurance that such capital will be available in the future. As discussed above, these material circumstances cast substantial doubt on the Company’s ability to continue as a going concern for a period of no less than 12 months from the date of this report. These unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(d)	Basis of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of the Company together with its consolidated subsidiaries, except for subsidiaries which the Company has identified as variable interest entities where the Company is not the primary beneficiary.

(e)	Use of Estimates
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

(f)	Change in Estimates
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

(g)	Coronavirus Pandemic
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
(In thousands of U.S. dollars, except share amounts)

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
Maturities of lease liabilities for operating leases as of September 30, 2021, were as follows:

Operating Leases
2022	$7,579
2023	7,328
2024	7,463
2025	7,629
2026	7,538
Thereafter	59,301

Total lease payments	$96,838
Less: interest expense	(61,232)

Present value of lease liabilities	$35,606
Weighted-average remaining lease term (years)	11.5
Weighted-average discount rate	19%

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

For the three and nine months ended September 30, 2021, the Company recorded operating lease expenses of $2.1 million and $6.5 million, respectively, (September 30, 2020 - $2.3 million and $6.4 million, respectively), which are included in selling, general and administrative expenses and depreciation and amortization lines on the unaudited interim condensed consolidated statements of operations.
The Company entered into multiple sublease agreements during the nine months ended September 30, 2021 pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, the Company recorded sublease income of $0.2 million and $0.3 million, respectively, which is included in the other income line on the unaudited interim condensed consolidated statements of operations. The sublease income to be earned over the remaining sublease term was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company tested its right-of-use
assets of related subleased facilities for impairment and recorded impairment expense of $0.1 million and $1.8 million for the three and nine months ended September 30, 2021
, respectiv
ely
 (September 30, 2020 - $Nil and $Nil, respectively).
Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	September 30, 2021	December 31, 2020
Right-of-use assets	Operating leases	$31,268	$33,083

Lease Liabilities
Current portion of lease liabilities	Operating leases	$7,579	$7,450
Long-term lease liabilities	Operating leases	28,027	27,670

Total		$35,606	$35,120

Note 3 - Inventories
Inventories is comprised of the following items:

	September 30, 2021	December 31, 2020
		(Revised)
Supplies	$6,383	$5,010
Raw materials	3,536	7,047
Work in process	10,532	5,710
Finished goods	9,533	7,684

Total	$29,984	$25,451

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and nine months ended September 30, 2021, the Company recorded $Nil and $0.4 million, respectively (September 30, 2020 – $Nil and $0.9 million, respectively), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.
Note 4 - Long-Term Debt

	Secured Notes (1)	May 2019 Debentures	March 2019 Debentures	Other	Total
As of January 1, 2021	$115,350	$23,240	$31,665	$920	$171,175

Fair value of financial liabilities issued	12,302	—	—	160	12,462
Accretion of balance	6,302	591	1,095	295	8,283
Repayment	—	—	—	(53)	(53)

As of September 30, 2021	$133,954	$23,831	$32,760	$1,322	$191,867

(1)	This amount includes the Company’s obligation to pay an exit fee of $10.0 million that accrues interest at a rate of 13% per annum (the “Exit Fee”) under the Secured Notes.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

As of September 30, 2021, the total and unamortized discount costs were $30.3 million and $3.6 million, respectively (December 31, 2020 - $30.3 million and $9.5 million, respectively). As of September 30, 2021, the total and unamortized debt issuance costs were $7.7 million and $2.8 million, respectively (December 31, 2020 - $7.0 million and $3.5 million, respectively).
As of September 30, 2021, the total interest accrued on both current and long-term debt was $40.0 million (December 31, 2020 - $23.3 million).

(a)	Secured Notes
Tranche One
On May 14, 2018, the Company issued $40.0 million Secured Notes (the “Tranche One Secured Notes”) with an original maturity date of May 14, 2021. The principal amount of such notes will remain outstanding until the closing of the Recapitalization Transaction. Interest on the Tranche One Secured Notes will continue to accrue at the default rate of 16.0% per annum until such time. Because the conversion price of $3.08 was less than the Company’s closing stock price on the date of issuance, this gave rise to a beneficial conversion feature valued at $7.9 million. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the closing date. The discount to the Tranche One Secured Notes is being amortized to interest expense until maturity or its earlier repayment or conversion. For the three and nine months ended September 30, 2021, the amount of amortization recorded in accretion expense was $Nil and $1.0 million, respectively (September 30, 2020 – $0.7 million and $2.0 million, respectively). The terms also contain a financial covenant requiring the Company’s asset value to be 1.75 times the total net debt at each quarter end and maintain a minimum cash balance of $1.0 million while the Tranche One Secured Notes remain outstanding (the “market value test”).
For the three and nine months ended September 30, 2021, interest expense of $1.7 million and $5.0 million, respectively, (September 30, 2020 – $1.7 million and $4.7 million, respectively), and accretion expense of $Nil and $2.4 million, respectively (September 30, 2020 – $1.5 million and $4.4 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
As of March 31, 2020, the Company was not in compliance with the market value test and therefore in breach of a financial covenant for the Tranche One Secured Notes, Tranche Two Secured Notes (as defined herein), and Tranche Three Secured Notes (as defined herein). Furthermore, the Company was in default on its Secured Notes as of March 31, 2020, and as a result, an event of default occurred on April 4, 2020. This default was triggered on the Company’s long-term debt, which as of September 30, 2021, consisted of $97.5 million and $60.0 million of principal amount and $26.9 million and $8.4 million in accrued interest with respect to the Secured Notes and Unsecured Debentures, respectively. As a result of the default, the Company is classifying the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes as current liabilities on the unaudited interim condensed consolidated balance sheets. As of September 30, 2021, the Company is still in default on the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes. Further details on the default are disclosed in Note 13.
For the three and nine months ended September 30, 2021, interest expense of $0.4 million and $1.3 million, respectively (September 30, 2020 – $0.4 million and $1.2 million, respectively), was recorded in relation to the Exit Fee on the unaudited interim condensed consolidated statements of operations. As of September 30, 2021, the Company accrued $15.0 million (September 30, 2020—$13.3 million) related to the Exit Fee, comprised of an aggregate principal amount of $10.3 million and $4.7 million in accrued interest (September 30, 2020 – an aggregate principal amount of $10.3 million and $3.0 million in accrued interest). Furthermore, as a result of this default, the Company is classifying the Exit Fee as a current liability on the unaudited interim condensed consolidated balance sheets as of September 30, 2021.
Tranche Two
On September 30, 2019, the Company issued an additional $20.0 million of Secured Notes (the “Tranche Two Secured Notes”). The Tranche Two Secured Notes accrue interest at 13.0% per annum and had an original maturity date of May 14, 2021. The principal amount of such notes will remain outstanding until the closing of the Recapitalization Transaction. Interest on the Tranche Two Secured Notes will continue to accrue at the default rate of 16.0% per annum until such time.
For the three and nine months ended September 30, 2021, interest expense of $0.8 million and $2.4 million, respectively (September 30, 2020 – $0.8 million and $2.3 million, respectively), and accretion expense of $Nil and $0.7 million, respectively (September 30, 2020 – $0.5 million and $1.4 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes are also applicable to the Tranche Two Secured Notes.
Tranche Three
On December 20, 2019, the Company issued an additional $36.2 million of Secured Notes (the “Tranche Three Secured Notes”). The Tranche Three Secured Notes accrue interest at 13.0% per annum and had an original maturity date of May 14, 2021. The principal amount of such notes will remain outstanding until the closing of the Recapitalization Transaction. Interest on the Tranche Three Secured Notes will continue to accrue at default rate of 16.0% per annum until such time.
For the three and nine months ended September 30, 2021, interest expense of $1.5 million and $4.4 million, respectively (September 30, 2020 – $1.5 million and $4.1 million, respectively), and accretion expense of $Nil and $1.6 million, respectively (September 30, 2020 – $1.0 million and $3.0 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
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
For the three and nine months ended September 30, 2021, interest expense of $0.3 million and $0.9 million, respectively (September 30, 2020 - $0.3 million and $0.3 million, respectively), and accretion expense of $0.1 million and $0.3 million, respectively (September 30, 2020 - $0.1 million and $0.1 million, respectively), were recognized on the unaudited interim condensed consolidated statements of operations. As of September 30, 2021, the Company no longer had restricted cash in escrow (December 31, 2020 - $0.4 million) from the Tranche Four Secured Notes.
All terms, restrictions, and financial covenants applicable to the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes, are also applicable to the Tranche Four Secured Notes. The Company remains in default with respect to the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes, due to failure to remit applicable interest payments between March 2020 and September 2021. Thus, all amounts owing on the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes are classified as current liabilities on the unaudited interim condensed consolidated balance sheets. The Company has not defaulted on the Tranche Four Secured Notes as of September 30, 2021. Therefore, the Tranche Four Secured Notes are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.
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
(In thousands of U.S. dollars, except share amounts)

Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter and such amount thereafter becoming part of the principal amount and will accrue interest. Interest paid in kind will be payable on the date that all of the principal amount is due and payable.
For the three and nine months ended September 30, 2021, interest expense of $0.4 million and $1.0 million, respectively (September 30, 2020 - $Nil and $Nil, respectively), and accretion expense of $0.1 million and $0.2 million, respectively (September 30, 2020 - $Nil and $Nil, respectively), were recognized on the unaudited interim condensed consolidated statements of operations. As of September 30, 2021, the Company held $4.1 million (December 31, 2020 - $Nil) of restricted cash in escrow from the Senior Secured Bridge Notes. Refer to Note 12(e) for further discussion.
The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. The Company provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes. The Company has not defaulted on the Senior Secured Bridge Notes as of September 30, 2021. Therefore, the Senior Secured Bridge Notes are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

(b)	March 2019 Debentures
On March 18, 2019, the Company completed a private placement of $35.0 million of unsecured convertible debentures (the “March 2019 Debentures”) and corresponding warrants to purchase 2,177,291 common shares of the Company at an exercise price of $6.43 per share which expire on March 15, 2022. The March 2019 Debentures accrue interest at a rate of 8.0% per annum, payable quarterly on the last business day of each fiscal quarter, beginning on March 31, 2019. Interest is paid in cash, shares, or a combination of cash and shares, up to 50%, at the Company’s election. The March 2019 Debentures mature on March 15, 2023.
For the three and nine months ended September 30, 2021, interest expense of $0.7 million and $2.1 million, respectively (September 30, 2020 – $0.7 million and $2.1 million, respectively), and accretion expense of $0.4 million and $1.1 million, respectively (September 30, 2020 – $0.4 million and $1.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
As of September 30, 2021, the Company is in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. Further, as a result of this default, the Company is classifying the debt as a current liability as the March 2019 Debentures are due on demand. The event of default is applicable to all amounts outstanding under the March 2019 Debentures.

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
For the three and nine months ended September 30, 2021, interest expense of $0.5 million and $1.5 million, respectively (September 30, 2020 – $0.5 million and $1.5 million, respectively), and accretion expense of $0.2 million and $0.6 million, respectively (September 30, 2020 – $0.2 million and $0.6 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the May 2019 Debentures impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of September 30, 2021, the Company is in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the May 2019 Debentures. Further, as a result of this default, the Company is classifying the debt as a current liability as the May 2019 Debentures are due on demand. The event of default is applicable to all amounts outstanding under the May 2019 Debentures.

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
(In thousands of U.S. dollars, except share amounts)

Note 5 - Share Capital

(a)	Share Capital
Authorized: Unlimited common shares. The shares have no par value.
The Company’s common shares are voting and dividend-paying. There were no common share issuances for the three and nine months ended September 30, 2021.
The following is a summary of the common share issuances for the three and nine months ended September 30, 2020:

•	75 common shares of the Company were issued to settle outstanding obligations, with share issuance costs of $0.2 million.

(b)	Warrants
The following table summarizes certain information in respect of the Company’s warrants:

	September 30, 2021
	Units	Weighted Average Exercise Price (C$)
Warrants outstanding as of December 31, 2020	49,236	$4.06
Granted	—	—
Exercised	—	—
Expired	(26,577)	4.21

Warrants outstanding as of September 30, 2021	22,659	$3.57

As of September 30, 2021 and December 31, 2020, warrants classified as derivative liabilities on the unaudited interim condensed consolidated balance sheets were revalued with the following inputs:

	September 30, 2021	December 31, 2020
Risk-free interest rate	0.5%	0.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	67.4 - 186.1%	148.0 - 251.1%
The revaluation of the warrants classified as derivative liabilities resulted in a fair value of $0.3 million for these instruments as of September 30, 2021 (December 31, 2020 - $0.2 million). As a result of the revaluation, the Company recognized a loss of $0.2 million and $0.1 million for the three and nine months ended September 30, 2021, respectively (September 30, 2020 – $0.1 million and $4.9 million, respectively), on the unaudited interim condensed consolidated statements of operations.
Full share equivalent warrants outstanding and exercisable are as follows:

	September 30, 2021		December 31, 2020
Year of expiration	Number Outstanding	Weighted Average Exercise Price (C$)	Number Outstanding	Weighted Average Exercise Price (C$)
2021	19	$6.87	26,596	$4.37
2022	20,855	3.49	20,855	3.62
2023	1,785	4.57	1,785	4.57

Warrants outstanding	22,659	$3.57	49,236	$4.06

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

(c)	Potentially Dilutive Securities
The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of September 30, 2021:

	September 30, 2021	December 31, 2020
Common share options	10,543	11,510
Warrants	22,659	49,236
Secured notes	46,458	46,458
Debentures	10,135	10,135
MPX dilutive instruments (1)	408	408

Total	90,203	117,747

(1)	Prior to the MPX Acquisition, MPX had instruments outstanding that were potentially dilutive and as a result of the MPX Acquisition, the Company assumed certain of these instruments.
Total potentially dilutive securities does not include the shares that would potentially be issued upon conversion of the accrued interest on the Company’s long-term debt. As of September 30, 2021, this would amount to 14.2 million common shares (December 31, 2020 – 8.0 million common shares).

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

(d)	Stock Options
The following table summarizes certain information in respect of option activity under the Company’s stock option plan:

	September 30, 2021			December 31, 2020
	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life
Options outstanding, beginning	11,510	$4.86	—	19,578	$4.80	—
Granted	—	—	—	135	0.82	—
Exercised	—	—	—	—	—	—
Forfeited/Expired	(967)	3.99	—	(8,203)	4.99	—

Options outstanding, ending	10,543	$4.94	6.22	11,510	$4.86	7.34

The related share-based compensation expense for the three and nine months ended September 30, 2021 was $1.6 million and $4.9 million, respectively (September 30, 2020 - $1.7 million and $9.4 million, respectively), and is presented in the selling, general and administrative expenses line on the unaudited interim condensed consolidated statements of operations.
As of September 30, 2021, the weighted average period over which compensation cost on non-vested
stock options is expected to be recognized is 0.6 years and the unrecognized expense is $3.5 million.
Note 6 - Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2021, and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (Revised)	2021	2020 (Revised)
Loss before income taxes	$(11,745)	$(19,862)	$(31,278)	$(274,365)
Income tax expense	4,090	5,609	19,265	12,272

Effective tax rate	(34.8)%	(28.2)%	(61.6)%	(4.5)%

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
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

Note 7 - Segment Information
The below table presents revenues by segment for the three and nine months ended September 30, 2021, and 2020:
Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (Revised)	2021	2020 (Revised)
Revenues
Eastern Region	$31,518	$23,759	$99,298	$61,397
Western Region	17,361	16,216	54,767	41,945
Other (1)	384	641	1,231	2,346

Total	$49,263	$40,616	$155,296	$105,688

Gross profit
Eastern Region	$19,460	$16,716	$65,025	$39,676
Western Region	6,231	7,944	21,814	18,996
Other	366	443	250	773

Total	$26,057	$25,103	$87,089	$59,445

Depreciation and amortization
Eastern Region	$5,056	$3,506	$13,379	$10,755
Western Region	2,702	3,280	8,755	8,551
Other	375	451	1,132	1,110

Total	$8,133	$7,237	$23,266	$20,416

Asset impairments and write-downs
Eastern Region	$127	$—	$386	$45,385
Western Region	—	4,100	—	155,875
Other	—	3	1,624	2,894

Total	$127	$4,103	$2,010	$204,154

Net loss
Eastern Region	$581	$(5,291)	$8,911	$(52,302)
Western Region	(637)	(13,864)	(1,679)	(165,340)
Other	(15,779)	(6,316)	(57,775)	(68,995)

Total	$(15,835)	$(25,471)	$(50,543)	$(286,637)

Purchase of property, plant and equipment
Eastern Region	$5,255	$1,237	$14,778	$11,663
Western Region	1,635	80	1,703	408
Other	26	128	47	226

Total	$6,916	$1,445	$16,528	$12,297

Purchase of intangibles
Eastern Region	$—	$86	$31	$385
Western Region	—	—	—	—
Other	432	—	432	74

Total	$432	$86	$463	$459

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

	September 30, 2021	December 31, 2020
		(Revised)
Assets
Eastern Region	$226,362	$227,237
Western Region	109,580	109,039
Other	28,062	16,857

Total	$364,004	$353,133

Major Customers
Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues. For the three and nine months ended September 30, 2021 and 2020, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.
Geographic Information
As of September 30, 2021 and December 31, 2020, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.
Disaggregated Revenues
The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the three and nine months ended September 30, 2021 and 2020, the Company disaggregated its revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
iAnthus branded products	$25,925	$20,911	$89,404	$52,369
Third party branded products	15,692	13,248	47,294	36,615
Wholesale/bulk/other products	7,646	6,457	18,598	16,704

Total	$49,263	$40,616	$155,296	$105,688

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
(In thousands of U.S. dollars, except share amounts)

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured
at their fair values periodically:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Long term investments - other 1	$592	$—	$—	$592	$512	$—	$—	$512

Financial Liabilities
Derivative liabilities	$—	$—	$315	$315	$—	$—	$245	$245

(1)	Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.
There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, there was a transfer of long-term investments from Level 3 to Level 1 within the fair value hierarchy. This transfer is related to shares of another company that is now publicly traded and can be valued using listed stock prices.
The Company’s other investment as of September 30, 2021 is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data, or inputs are now available.
All Level 1 investments are comprised of equity investments which are re-measured
at fair value using quoted market prices.
The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2020	$512
Revaluations on Level 1 instruments	80

Balance as of September 30, 2021	$592

The derivative liabilities related to the convertible debt instruments and freestanding warrants are recorded at fair value estimated using the Black-Scholes option pricing model and is therefore considered to be a Level 3 measurement.
The following table summarizes the changes in Level 3 financial assets and liabilities:

Derivative Liabilities
Balance as of December 31, 2020	$245
Revaluations on Level 3 instruments	70

Balance as of September 30, 2021	$315

The Company’s financial and
non-financial
assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.
The following table summarizes the Company’s long-term debt instruments (Note 4) at their carrying value and fair value:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Debentures	$56,591	$61,694	$54,905	$53,830
Secured Notes	133,954	169,259	115,350	134,609
Other	1,322	1,018	920	924

Total	$191,867	$231,971	$171,175	$189,363

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

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

The following table summarizes the Company’s contractual obligations and commitments as of September 30, 2021:

For the 12 months ended September 30,	2022	2023	2024	2025	2026
Operating leases	$7,579	$7,328	$7,463	$7,629	$7,538
Service contracts	2,704	4	—	—	—
Long-term debt, principal (1)	168,210	12,108	65	16,320	78

Total	$178,493	$19,440	$7,528	$23,949	$7,616

(1)	The payment schedule above shows amounts payable if the conversion options are not exercised by the lender of the Company’s convertible debt instruments.
Line of Credit to Zia Integrated, LLC
On May 23, 2019, the Company entered into a line of credit agreement (the “LOC Agreement”) with Zia Integrated, LLC (“Zia”), a cannabis management and consulting firm based in Maryland, permitting Zia drawdowns of up to an aggregate of $15.0 million. For each drawdown made by Zia, a convertible promissory note will be issued to Zia by the Company (the “Convertible Note”). As of the date of filing of the unaudited interim condensed consolidated financial statements, no drawdowns have been made on the LOC Agreement and the principal amount on the Convertible Note is $Nil (December 31, 2020 - $Nil). On August 5, 2021, the Company exercised its right to terminate the LOC Agreement and Convertible Note.
Note 10 - Contingencies and Guarantees
The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with the Financial Accounting Standards Board Accounting St
a
ndards Codification Topic 450 Contingencies, the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.
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
The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•
There is a claim from a former consultant against the Company, with respect to alleged consulting fees owed by MPX to the consultant, claiming the right to receive approximately $0.5 million and punitive damages. During the nine months ended September 30, 2021, the former consultant updated the claim to set forth the total damages claimed, which are $5.4 million, and provided supplemental disclosures which specify total damages sought, which are $167.0 million;

•
There is a claim from two former noteholders against the Company and MPX Bioceutical ULC (“MPX ULC”), with respect to alleged payments of
$1.3 million made by the noteholders to MPX, claiming the right to receive $115.0 million. During the nine months ended September 30, 2021, the claim was proposed to be amended to include additional damages of $10.0 million; and

•
There is a claim against the Company, MPX ULC and MPX, with respect to a prior acquisition made by MPX in relation to a subsidiary that was not acquired by the Company as part of the MPX Acquisition, claiming $3.0 million in connection with alleged contractual obligations of MPX.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:
There is a claim against the Company for damages of $22.0 million plus treble damages for shares owed to prior shareholders of GrowHealthy Holdings, LLC (“GHH”), in relation to the Company acquiring substantially all the assets of GHH.
On March 4, 2020, a security services firm filed a complaint against McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”), GHHIA Management, Inc (“GHHIA”), GrowHealthy Properties, LLC (“GHP”), and iAnthus Holdings Florida, LLC (“IHF”), collectively, claiming
$1.0
million in damages, as a result of an alleged breach of a contractual relationship by McCrory’s, GHHIA, GHP, and IHF.
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
Hi-Med
Complaint. On January 8, 2021,
Hi-Med
filed an opposition to the Motion to Dismiss. The Company and its certain of its current officers and directors’ reply were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the
Hi-Med
Complaint. The SDNY indicated that
Hi-Med
may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021,
Hi-Med
filed a motion for leave to amend the
Hi-Med
Complaint. The Company’s response to
Hi-Med’s
motion for leave is due November 1, 2021. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a Second Amended Complaint. Pursuant to this stipulation, the defendants take no position as to whether the SDNY should grant
Hi-Med’s
Motion for Leave to File a Second Amended Complaint, which motion remains pending before the SDNY. If the SNDY does grant this motion, the Company will have the right to file a Motion to Dismiss Hi-Med’s second amended complaint no later than 45 days after the filing of Hi-Med’s second amended complaint. On June 29, 2020,
Hi-Med
filed a claim in the Court, which mirrors the
Hi-Med
Complaint. Refer to Note 4 for further discussion on the Unsecured Debentures.
On April 20, 2020, a shareholder filed a class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the
Hi-Med
Complaint and appointed a lead plaintiff (“Lead Plaintiff”). On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Lead Plaintiff’s Motion for Leave to File a Second Amended Complaint. Pursuant to this stipulation, the defendants take no position as to whether the SDNY should grant the Lead Plaintiff’s Motion for Leave to File a Second Amended Complaint, which motion remains pending before the SDNY. If the SNDY does grant this motion, the Company will have the right to file a Motion to Dismiss Lead Plaintiff’s second amended complaint no later than 45 days after the filing of Lead Plaintiff’s second amended complaint.
On July 13, 2020, the Company announced the proposed Recapitalization Transaction. On September 14, 2020, at the meetings of Secured Lenders, Unsecured Debentureholders and the holders of the Company’s common shares, options and warrants (collectively, the “Securityholders”), the Securityholders voted in support of the Recapitalization Transaction. On October 5, 2020, the Company received final approval from the Court for the Plan of Arrangement. Completion of the Recapitalization Transaction is subject to the Company obtaining the Requisite Approvals. As such, no amounts have been accrued with respect to the Recapitalization Transaction. On January 29, 2021, the notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal. On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021. On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the “Outside Date”, as that term is defined in the Restructuring Support Agreement, be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ. At this conference, the OSCJ issued a Stay Order that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provid
e
d that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued its Decision. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. The Company is reviewing the Decision carefully and considering the merits of an appeal. The Company has the right to appeal the Decision to the Ontario Court of Appeal on or before 30 days from the release of the Decision.
On July 23, 2020, a proposed class action was issued in the OSCJ in Toronto against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer. On September 27, 2021, the OSCJ granted leave for the plaintiff to amend its claim. In the amended claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. A motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) is scheduled to be heard on March 29, 2022.
During the year ended December 31, 2020, the Company filed a statement of claim against Oasis Investments II Master Fund Ltd. (“Oasis”), an Unsecured Debentureholder, in the OSCJ. In response to the Company’s statement of claim, Oasis filed a defense and counterclaim, alleging that the Company breached certain debt covenants and is seeking an order that the Company repay the debt instrument in the amount of
$25.0 million including interest and related fees. On July 13, 2020, in connection with the proposed Recapitalization Transaction, the Company agreed to discontinue with prejudice its litigation claim which it made on February 27, 2020 against Oasis (regardless of whether the Recapitalization Transaction is consummated), and Oasis has agreed, while the Restructuring Support Agreement is in effect, not to take any steps in connection with its counterclaim against the Company. In addition, the Company and Oasis have agreed that the counterclaim by Oasis against the Company will be dismissed as a condition of closing of the Recapitalization Transaction.
During the year ended December 31, 2020, the Company received demand letters (the “Employee Demand Letters”) from two former employees, claiming combined damages of $1.2 million. During the nine months ended September 30, 2021, the Company reached a full and final settlement of less than $0.1 million with one of
the employe
es
claiming a total of $0.5 million. On July 15, 2021, the Company reached a full and final settlement of less than $0.3 million with the other
employee claiming a total of $0.7 million.
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
(In thousands of U.S. dollars, except share amounts)

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
On April 13, 2021, Sean Zaboroski (“Zaboroski”), a shareholder of the Company, filed a Statement of Claim in the OSCJ for a putative class action lawsuit against the Company, its former Chief Executive Officer, its current Interim Chief Executive Officer, and its current Board of Directors (collectively, the “iAnthus Defendants”) alleging gross negligence on the part of the iAnthus Defendants. By court order dated September 27, 2021, the Statement of Claim filed by Zaboroski was discontinued.
On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association, claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million.
Note 11 - Related Party Transactions

	September 30, 2021	December 31, 2020
Financial Statement Line Item
Accounts receivable	$—	$140
Other long-term assets	4,335	3,358

Total	$4,335	$3,498

As part of the MPX Acquisition, the Company acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrues interest at the rate of 16.0%, compounded annually. Interest is due upon maturity of the loan on December 31, 2021. The balance of such facility was $4.2 million as of September 30, 2021 (December 31, 2020 – $3.2 million), which includes accrued interest of $0.7 million (December 31, 2020—$0.3 million). The related party balances are presented in the other long-term assets line on the unaudited interim condensed consolidated balance sheets.
On June 30, 2017, the Company entered into a loan facility with a former director and officer of the Company, Hadley Ford (“Ford”). The total loan facility was up to
C$0.5 million (equivalent to $0.4 million) and accrued interest at the rate of 2.5%. Interest was due upon maturity of the loan on June 30, 2021. As of December 31, 2020, this balance was presented net of management’s estimate of accrued compensation of $0.3 million owed to Ford. As part of Ford’s termination agreement, the total loan facility was offset by compensation owed to Ford of $0.5 million during the first quarter of 2021. As of September 30, 2021, the outstanding balance of the facility including accrued interest was C$Nil (equivalent to $Nil) (December 31, 2020 – C$0.5 million
,
 equivalent to $0.4 million). The related party balance is presented in the accounts receivable line on the unaudited interim condensed consolidated balance sheets.
Note 12 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information
(a) Cash payments made on account of:

	For the Nine Months Ended September 30,
	2021	2020
Income taxes	$1,560	$292
Interest	71	123
(b) Changes in other
non-cash
operating assets and liabilities are comprised of the following:

	For the Nine Months Ended September 30,
	2021	2020
Decrease (increase) in:
Accounts receivables	$(4)	$1,791
Prepaid expenses	461	928
Inventories	(4,534)	(5,209)
Other assets	59	(1,602)
Increase (decrease) in:
Accounts payable	(486)	(9,686)
Accrued and other current liabilities	18,035	27,005

	$13,531	$13,227

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

(c)
Depreciation and amortization are comprised of the following:

	For the Nine Months Ended September 30,
	2021	2020
Property, plant and equipment	$10,135	$7,590
Operating lease right-of-use assets	1,567	1,264
Intangible assets	11,564	11,562

	$23,266	$20,416

(d)
Write-downs and other charges are comprised of the following:

	For the Nine Months Ended September 30,
	2021	2020
Write-downs :
Account receivable (recoveries) provisions, net	$(72)	$311
Fixed asset	258	379

	$186	$690

(e) Significant
non-cash
investing and financing activities are as follows:

	For the Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flow Information:
Share issuance - settlement of outstanding obligations	$—	$193
Cashless exercise of MPX warrants recorded as derivatives	—	3,325
Non-cash consideration transferred from the Tranche Four Secured Notes	947	259
Non-cash consideration transferred from the Senior Secured Bridge Notes	1,049	—
Cash and Restricted Cash
For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.
Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of September 30, 2021, the Company held $4.1 million as restricted cash (December 31, 2020 - $0.5 million), which is mainly related to funds held in escrow from the Senior Secured Bridge Notes. The net proceeds from the Senior Secured Bridge Notes were placed in escrow, and the availability of the funds are subject to drawdown requests that must be approved by the Secured Lenders.
The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	September 30, 2021	December 31, 2020
Cash	$19,502	$11,015
Restricted cash	4,138	495

Total cash and restricted cash presented in the statements of cash flows	$23,640	$11,510

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

Note 13 - Subsequent Events
Legal Proceedings
Please refer to Note 10 for further discussion.
Event of Default and Financial Restructuring
The Company is currently in d
e
fault of the obligations under the Company’s long-term debt as discussed in Note 1.
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

(1)
The principal balance of the Secured Notes will be reduced to $85.0 million, which will be increased by the amount of the Interim Financing, which has a first lien, senior secured position over all of the Company’s assets, is non-convertible
and
non-callable
for three years and includes payment in kind at an interest rate of 8% per year and a maturity date which will be five years after the consummation of the Recapitalization Transaction (the “Restructured Senior Debt”).

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

Upon consummation of the Recapitalization Transaction, a new board of directors (the “New Board”) will be composed of the following members: (i) three nominees will be designated by the Secured Lenders; (ii) three nominees will be designated by the Consenting Unsecured Debentureholders; and (iii) one nominee will be designated by the director nominees of the Secured Lenders and Consenting Unsecured Debentureholders to serve as a member of the Company’s New Board.
Pursuant to the terms of the proposed Recapitalization Transaction, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Debentureholders agreed to forbear from further exercising any rights or remedies in connection with any events of default that now exist or may in the future arise under any of the purchase agreements with respect of the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect of the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Debentureholders are a party to (collectively, the “Defaults”) and shall take such steps as are necessary to stop any ongoing enforcement efforts in relation thereto. Upon consummation of the Recapitalization Transaction, the Collateral Agent, Secured Lenders and Consenting Unsecured Debentureholders are also expected to irrevocably waive all Defaults and take all steps required to withdraw, revoke and/or terminate any enforcement efforts in relation thereto.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

Completion of the Recapitalization Transaction will be subject to receipt of the Requisite Approvals. If the Requisite Approvals are obtained, the Plan of Arrangement will bind all Secured Lenders, Unsecured Debentureholders and Existing Shareholders. The Plan of Arrangement was approved by the Court on October 5, 2020. On January 29, 2021, a notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal. The Company is in progress of obtaining the remaining Requisite Approvals. Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by the Company in such states. On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, GMNV, contemplated by the Recapitalization Transaction. On June 17, 2021, the CCC issued the June 17 Approval. On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021.
On August 12, 2021, Mayflower’s pending application for its Allston Retail License was approved by the CCC at its August public meeting. As a result of this August 12, 2021 approval, Mayflower must submit the New COC Application. The New COC Application must be submitted by Mayflower and approved by the CCC before the June 17 Approval can be effectuated.
On August 20, 2021, the Vermont DPS confirmed that DPS does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and Interim Chief Executive Officer of the Company to be appointed upon the closing of the Recapitalization Transaction, which background checks have been completed.
State-level regulatory approvals remain outstanding in Massachusetts, Maryland, and New York. In New Jersey, a change of ownership and control approval is not required at the present time because the Company is awaiting approval by the New Jersey CRC for the Company to close its acquisition of 100%
of the equity interest in New Jersey license holder MPX NJ pursuant to certain Agreements. Upon approval of the Amended Permit Application by the CRC and the closing of the acquisition within five business days thereafter, as s
e
t forth in the Agreements, prior regulatory approval for the change of beneficial ownership of MPX NJ that would result from the Recapitalization Transaction will be required as a condition to closing under the Restructuring Support Agreement.
On October 29, 2021, the OMMU approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, McCrory’s, contemplated by the Recapitalization Transaction.
On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On October 12, 2021, the OSCJ issued his decision granting the Applicant’s relief sought in the Decision. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. The Company is reviewing the Decision carefully and considering the merits of an appeal. The Company has the right to appeal the Decision to the Ontario Court of Appeal on or before 30 days from the release of the Decision. See Note 10 for further discussion.
For the three and nine months ended September 30, 2021, restructuring costs of $2.0 million and $3.9 million, respectively (September 30, 2020 – $3.4 million and $5.9 million, respectively), were incurred with respect to the Recapitalization Transaction. To date, the Company has incurred $10.7 million in restructuring costs. Restructuring costs are recorded in the selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
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
Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections,” Staff Accounting Bulletin 99 – “Materiality” and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts)

The effect of the adjustments on the line items on the Company’s consolidated balance sheet as of December 31, 2020 was as follows:

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
As disclosed in the table below, certain amounts within this quarterly report for nine months ended September 30, 2020 have been revised to reflect adjustments for inventory that was not appropriately recorded during such period, as discussed above.

	For the Nine Months Ended September 30, 2020
	As previously reported	Adjustment	As adjusted
Costs and expenses applicable to revenues	$(40,789)	$(5,454)	$(46,243)
Gross margin	64,899	(5,454)	59,445
Loss from operations	(234,192)	(5,454)	(239,646)
Loss from operations before income tax 1	(269,051)	(5,314)	(274,365)
Income tax expense	13,680	(1,408)	12,272
Net loss	(282,591)	(4,046)	(286,637)

(1)
The revised balance includes income of $0.1 million, resulting from a reclassification from the income on equity-accounted investment line to the other income line, on the unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2020.

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
Through our subsidiaries, we currently own and/or operate 31 dispensaries and 11 cultivation and/or processing facilities in nine U.S. states. In addition, we distribute cannabis and CBD products to over 200 dispensaries and CBD products to over 2,300 retail locations throughout the United States. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional 12 dispensaries in five states, plus an uncapped number of dispensary licenses in Florida, and up to 12 cultivation and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states.
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
pandemic negatively impacted our ability to secure additional capital, which caused liquidity constraints. Due to the liquidity constraints, we attempted to negotiate temporary relief of our interest obligations with the holders (the “Secured Lenders”) of our 13% senior secured convertible debentures (the “Secured Notes”). However, we were unable to reach an agreement and did not make interest payments when due and payable to the Secured Lenders or payments that were due to the holders (the “Unsecured Debentureholders” and together with the Secured Lenders, the “Lenders”) of our 8% convertible unsecured debentures (the “Unsecured Debentures”). As of September 30, 2021, we are in default of our obligations pursuant to the Secured Notes and Unsecured Debentures which consists of $97.5 million and $60.0 million in principal amount plus accrued interest thereon of $26.9 million and $8.4 million with respect to the Secured Notes and Unsecured Debentures, respectively.
As a result of the default, all amounts, including principal and accrued interest, became immediately due and payable to the Lenders. Furthermore, as a result of the default, we also became obligated to pay an exit fee (the “Exit Fee”) of $10.3 million that accrues interest at a rate of 13% annually in relation to the Secured Notes, which as of September 30, 2021, is $4.7 million. Upon payment of the Exit Fee, the holders of our $40.0 million Secured Notes issued in May 2018 (the “Tranche One Secured Notes”) are required to transfer the 3,891,051 common shares issued under the $10.0 million equity financing that closed concurrently with the Tranche One Secured Notes to us. As of September 30, 2021, we have not paid the Exit Fee and such shares have not been transferred to us.

On June 22, 2020, we received a notice demanding repayment under the Amended and Restated Secured Debenture Purchase Agreement dated October 10, 2019 of the entire principal amount of the Secured Notes, together with interest, fees, costs and other charges that have accrued or may accrue from Gotham Green Admin 1, LLC, the collateral agent (the “Collateral Agent”) holding security for the benefit of the Secured Notes. The Collateral Agent concurrently provided us with a Notice of Intention to Enforce Security (the “BIA Notice”) under section 244 of the Bankruptcy and Insolvency Act (Canada) (the “BIA”).
On July 13, 2020, we entered into a restructuring support agreement (as amended, the “Restructuring Support Agreement”) with the Secured Lenders and the majority of the Unsecured Debentureholders (the “Consenting Unsecured Debentureholders”) to effectuate a proposed recapitalization transaction (the “Recapitalization Transaction”) to be implemented by way of a court-approved plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “BCBCA”) following approval by the Secured Lenders, Unsecured Debentureholders and existing holders of our common shares, warrants and options (collectively, the “Existing Securityholders”), or only if necessary, the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Pursuant to Section 288(1) of the BCBCA, a company may propose an arrangement to its security holders (including shareholders and noteholders). To be effective, the arrangement must first be approved by security holders of the company and then by the Supreme Court of British Columbia (the “Court”) pursuant to a final arrangement approval order. Pursuant to the terms of the Restructuring Support Agreement, if the Recapitalization Transaction is completed through CCAA proceedings, then the existing holders of our common shares will not receive any recovery.
Pursuant to the Recapitalization Transaction, the Secured Lenders, the Unsecured Debentureholders and the existing holders of our common shares are to be allocated and issued, approximately, such amounts of Restructured Senior Debt (as defined herein), Interim Financing (as defined herein), 8% Senior Unsecured Debentures and percentage of our pro forma common shares, as presented in the following table:

(in ’000s of U.S. dollars)	Restructured Senior Debt (1)	Interim Financing (2)	8% Senior Unsecured Debentures (3)	Pro Forma Common Equity (4)
Secured Lenders	$85,000	$14,737	$5,000	48.625%
Unsecured Lenders	—	—	15,000	48.625%
Existing Shareholders	—	—	—	2.75%

Total	$85,000	$14,737	$20,000	100%

(1)
The principal balance of the Secured Notes will be reduced to $85.0 million, which will be increased by the amount of the Interim Financing, which has a first lien, senior secured position over all of the Company’s assets, is non-convertible
and
non-callable
for three years and includes payment in kind at an interest rate of 8% per year and a maturity date which will be five years after the consummation of the Recapitalization Transaction (the “Restructured Senior Debt”).

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

Upon consummation of the Recapitalization Transaction, a new board of directors (the “New Board”) will be composed of the following members: (i) three nominees will be designated by Gotham Green Partners, LLC and each of its affiliates and subsidiaries on behalf of the Secured Lenders; (ii) three nominees will be designated by each of the Consenting Unsecured Debentureholders as follows: one by Oasis Investments II Master Fund Ltd., one by Senvest Global (KY), LP and Senvest Master Fund, LP, and one by Hadron Healthcare and Consumer Special Opportunities Master Fund; and (iii) one nominee will be designated by the director nominees of the Secured Lenders and Consenting Unsecured Debentureholders to serve as a member of the New Board, who will also serve as our Chief Executive Officer.

Pursuant to the terms of the proposed Recapitalization Transaction, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Debentureholders agreed to forbear from further exercising any rights or remedies in connection with any events of default that now exist or may in the future arise under any of the purchase agreements with respect of the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect of the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Debentureholders are a party to (collectively, the “Defaults”) and shall take such steps as are necessary to stop any current or pending enforcement efforts in relation thereto. Upon consummation of the Recapitalization Transaction, the Collateral Agent, Secured Lenders and Consenting Unsecured Debentureholders are also expected to irrevocably waive all Defaults and take all steps required to withdraw, revoke and/or terminate any enforcement efforts in relation thereto.
On September 14, 2020, the Existing Securityholders voted in support of the Recapitalization Transaction. Specifically, all of the holders of the Secured Notes and Unsecured Debentures voted in favor of the Plan of Arrangement. In addition, the holders of our common shares, options and warrants, representing 79.0% of the votes cast, voted in favor of the Plan of Arrangement.
On October 5, 2020, the Plan of Arrangement was approved by the Court, subject to the receipt of the Requisite Approvals (as defined herein).
On November 3, 2020, Walmer Capital Limited, Island Investments Holdings Limited and Alastair Crawford collectively served and filed a Notice of Appeal with respect to the Court’s approval of the Plan of Arrangement. On January 29, 2021, the appeal was dismissed by the British Columbia Court of Appeal.
Consummation of the Recapitalization Transaction through the Plan of Arrangement is subject to certain conditions, including: approval of the Existing Securityholders, which has been obtained; approval of the Plan of Arrangement by the Court, which has been obtained; and the receipt of all necessary state regulatory approvals in which we operate that require approval and approval by the Canadian Securities Exchange (collectively, the “Requisite Approvals”). Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by us in such states. On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC, contemplated by the Recapitalization Transaction. On June 17, 2021, the Massachusetts Cannabis Control Commission (the “CCC”) approved the proposed change of ownership and control of the current licenses held by our wholly-owned subsidiaries, Mayflower Medicinals, Inc. (“Mayflower”) and Cannatech Medicinals, Inc., contemplated by the Recapitalization Transaction (the “June 17 Approval”).
On June 15, 2021, we and the Secured Lenders and Consenting Unsecured Debentureholders agreed to amend the Outside Date (as defined in the Restructuring Support Agreement) by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021.
On August 12, 2021, Mayflower’s pending application for a Marijuana Establishment retail license for its Allston, Massachusetts retail location (the “Allston Retail License”) was approved by the CCC at its August public meeting. As a result of this August 12, 2021 approval, Mayflower must submit a new change of ownership and control application to the CCC in connection with the Recapitalization Transaction with respect to the Allston Retail License (the “New COC Application”). The New COC Application must be submitted by Mayflower and approved by the CCC before the June 17 Approval can be effectuated.
On August 20, 2021, the Vermont Department of Public Safety (the “DPS”) confirmed that the DPS does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and Interim Chief Executive Officer of the Company to be appointed upon the closing of the Recapitalization Transaction, which background checks have been completed.
On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”) contemplated by the Recapitalization Transaction.
State-level regulatory approvals remain outstanding in Massachusetts, Maryland, and New York. In New Jersey, a change of ownership and control approval is not required at the present time because we are awaiting approval by the New Jersey Cannabis Regulatory Commission (“CRC”) in order for us to close our acquisition of 100% of the equity interest in New Jersey license holder MPX New Jersey, LLC (“MPX NJ”) pursuant to certain contractual agreements (the “Agreements”, and the approval application before the CRC, the “Amended Permit Application”). Upon approval of the Amended Permit Application by the CRC and the closing of the acquisition within five business days thereafter, as set forth in the Agreements, prior regulatory approval for the change of beneficial ownership of MPX NJ that would result from the Recapitalization Transaction will be required as a condition to closing under the Restructuring Support Agreement.

On August 20, 2021, Gotham Green Partners, LLC and Gotham Green Admin 1, LLC (the “Applicants”) filed a Notice of Application (the “Application”) with the Ontario Superior Court of Justice (“OSCJ”), which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On October 12, 2021, the OSCJ issued his decision granting the Applicant’s relief sought in the Application (the “Decision”). Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. We are reviewing the Decision carefully and considering the merits of an appeal. We have the right to appeal the Decision to the Ontario Court of Appeal on or before 30 days from the release of the Decision.
Pursuant to the terms of the Recapitalization Transaction and subject to the closing thereof, we are required to issue an aggregate of 6,072,579,699 common shares upon the extinguishment of (i) $22.5 million of Secured Notes (including the Exit Fees) plus interest accrued thereon, (ii) $40.0 million of Unsecured Debentures plus interest accrued thereon, and (iii) interest accrued above the principal amount of $14.7 million of the Interim Financing provided by certain of the Secured Lenders.
Operational and Financial Highlights
Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Revenues and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2021	2020 (Revised)	2021	2020 (Revised)
Revenues
Eastern Region	$31,518	$23,759	$99,298	$61,397
Western Region	17,361	16,216	54,767	41,945
Other	384	641	1,231	2,346

Total revenues	$49,263	$40,616	$155,296	$105,688

Cost of sales applicable to revenues
Eastern Region	$(12,058)	$(7,042)	$(34,273)	$(21,721)
Western Region	(11,130)	(8,272)	(32,953)	(22,949)
Other	(18)	(199)	(981)	(1,573)

Total cost of sales applicable to revenues	$(23,206)	$(15,513)	$(68,207)	$(46,243)

Gross profit
Eastern Region	$19,460	$16,716	$65,025	$39,676
Western Region	6,231	7,944	21,814	18,996
Other	366	443	250	773

Total gross profit	$26,057	$25,103	$87,089	$59,445

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey and Vermont. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total operating expenses	$30,841	$35,513	$92,538	$299,091
Total other expense	6,961	9,452	25,829	34,719
Income tax expense	4,090	5,609	19,265	12,272

Total operating expenses
Total operating expenses other than those included in costs and expenses applicable to revenues consist of selling, general, and administrative expenses which are necessary to conduct our ordinary business operations as well as support marketing, technology, and other growth initiatives such as opening new dispensaries and building-out
our facilities; and depreciation and amortization charges taken on our fixed and intangible assets, as well as any write-downs or impairment on our assets. Since the second quarter of 2020, we have taken measures necessary to control our discretionary spending to employ capital as efficiently as possible. However, we expect total operating expenses to continue to increase as we continue to invest in our operations and capital projects, attract and retain top talent, and implement robust technology systems in our corporate, retail and cultivation and manufacturing facilities.
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
Results of Operations for the Three Months Ended September 30, 2021 and 2020
Eastern region
As of September 30, 2021, we held licenses to operate up to 18 dispensaries plus an uncapped number of dispensaries in Florida, and seven cultivation and/or processing facilities in the eastern region, subject to regulatory approval. As of September 30, 2021, we had 26 dispensaries, five cultivation and processing facilities, and one processing only facility open and operational in this region. As of September 30, 2020, we had held licenses to operate up to 18 dispensaries, plus an uncapped number of dispensaries in Florida, and seven cultivation and/or processing facilities. As of September 30, 2020, we had 24 dispensaries, four cultivation and processing facilities, and one processing only facility open and operational in this region.
For the three months ended September 30, 2021, our sales revenues in the eastern region were $31.5 million as compared to $23.8 million for the three months ended September 30, 2020, which represents an increase of 32.7%. Across the eastern region, we continued to experience steady organic growth within each of our revenue channels: retail, wholesale, and delivery. The increase in sales revenues was also attributable to two new dispensaries in Florida and Massachusetts, which opened in January 2021 and December 2020, respectively.
For the three months ended September 30, 2021, gross profit was $19.5 million, or 61.7% of sales revenues, as compared to a gross profit of $16.7 million, or 70.3% of sales revenues, for the three months ended September 30, 2020. The decrease in gross margin is attributable to an increase in costs of purchased materials used in our processing facility in Maryland as well as fewer cultivation and productions runs in Florida from staffing constraints which drove higher costs used to manufacture inventory during the three months ended September 30, 2021.
During the three months ended September 30, 2021, approximately 9,740 pounds of plant material was harvested in the eastern region as compared to approximately 3,860 pounds harvested during the three months ended September 30, 2020. In the third quarter of 2021, we harvested our first crop in our new Fall River cultivation and processing facility located in Massachusetts, which contributed to an increase in biomass harvested in the eastern region.

Western region
As of September 30, 2021, we held licenses to operate up to eight dispensaries and 14 cultivation and processing facilities in the western region, subject to regulatory approval. As of September 30, 2021, we had five dispensaries and five cultivation and processing facilities open and operational in this region. As of September 30, 2020, we held licenses to operate up to 16 dispensaries and eight cultivation and processing facilities in the western region. As of September 30, 2020, we had 13 dispensaries and eight cultivation and processing facilities open and operational in this region. The decrease in the number of dispensaries and cultivation facilities was a result of the redemption of our equity interest in Reynold Greenleaf & Associates, LLC (“RGA”) which occurred in the fourth quarter of 2020.
For the three months ended September 30, 2021, our sales revenues in the western region were $17.4 million as compared to $16.2 million for the three months ended September 30, 2020, which represents an increase of 7.1%. The increase in sales revenues was mainly attributable to strong same-store sales growth in each of our four Arizona dispensaries, partially offset by a slight decrease in wholesale revenues in both Arizona and Nevada.
For the three months ended September 30, 2021, gross profit was $6.2 million, or 35.9% of sales revenues, as compared to a gross profit of $7.9 million, or 49.0% of sales revenues, for the three months ended September 30, 2020. The decrease in gross margin for the three-month periods ended September 30, 2021 is a result of higher intermediary material costs used in cultivation and extraction activities to produce certain inventory items in both Arizona and Nevada as well as higher sales discounts on products during the three months ended September 30, 2021.
During the three months ended September 30, 2021, approximately 2,060 pounds of plant material was harvested in the western region as compared to approximately 1,700 pounds harvested during the three months ended September 30, 2020.
Other revenues
Other revenues include revenues from the sale of CBD products and income from property leasing arrangements from our assets in Colorado which do not meet the consolidation criteria under accounting principles generally accepted in the United States of America (“U.S. GAAP”). For the three months ended September 30, 2021, other revenues were $0.4 million as compared to $0.6 million for the three months ended September 30, 2020. This decrease was attributable to lower retail sales of CBD products.
Total operating expenses
For the three months ended September 30, 2021, our total operating expenses were $30.8 million as compared to $35.5 million for the three months ended September 30, 2020, which represents a decrease of 13.1%.
The decrease in total operating expenses between the three months ended September 30, 2021 and 2020 is primarily attributable to impairment losses of $4.1 million taken on our intangible assets as a result of the settlement of a Nevada license during the three months ended September 30, 2020 that did not exist during the three months ended September 30, 2021, a decrease in professional fees of $1.3 million related to the restructuring process as more fees were incurred during the three months ended September 30, 2020 when the strategic alternative review process was still underway, and a decrease in general and administrative expenses of $1.1 million from continued cost savings measures taken by the Company. This was partially offset by higher depreciation and amortization expense of $0.9 million on our fixed and intangible assets during the three months ended September 30, 2021 and increases in payroll expenses of $0.6 million as our headcount increased from approximately 850 employees as of September 30, 2020 to approximately 1,000 employees as of September 30, 2021.
Total other income and expenses
For the three months ended September 30, 2021, our total other expenses were $7.0 million as compared to $9.5 million for the three months ended September 30, 2020, which represents a decrease of 26.4%.
The decrease in total other expenses between the three months ended September 30, 2021 and 2020 is primarily attributable to lower accretion expense of $3.6 million in the current period as our Tranche One Secured Notes, $20.0 million of secured notes issued in September 2019 (“Tranche Two Secured Notes”), and $36.2 million of secured notes issued in December 2019 (“Tranche Three Secured Notes”) have been fully accreted as of May 2021, as compared to full accretion expense taken on these instruments during the three months ended September 30, 2020. This was partially offset by an increase in interest expense of $0.5 million as we are now accruing three months of interest on our $14.7 million of Interim Financing issued in July 2020 and the $11.0 million of senior secured bridge notes issued in February 2021 by iAnthus New Jersey, LLC which did not exist in the prior year period.

Income tax expense
For the three months ended September 30, 2021, our income tax expense was $4.1 million as compared to $5.6 million for the three months ended September 30, 2020, which represents a decrease of 27.1%. The decrease in income tax expense is a result of our lower taxable income during the three months ended September 30, 2021.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Eastern region
For the nine months ended September 30, 2021, our sales revenues in the eastern region were $99.3 million as compared to $61.4 million for the nine months ended September 30, 2020 which represents an increase of 61.7%. Revenues across all retail, wholesale and delivery channels experienced continuous growth from the prior year periods. The increase in sales revenues was also attributable to two new dispensaries in Florida and Massachusetts, which opened in January 2021 and December 2020, respectively.
For the nine months ended September 30, 2021, gross profit was $65.0 million, or 65.5% of sales revenues, as compared to a gross profit of $39.7 million, or 64.6% of sales revenues, for the nine months ended September 30, 2020. The increase in gross margin is due to a more favorable sales mix of in-house
brands which yield higher margins and from improving efficiency and scale of our operations which resulted in lower costs of production across the eastern region.
During the nine months ended September 30, 2021, approximately 33,240 pounds of plant material was harvested in the eastern region as compared to approximately 16,760 pounds harvested during the nine months ended September 30, 2020. In the third quarter of 2021, we harvested our first crop in our new Fall River cultivation and processing facility located in Massachusetts, which contributed to an increase in biomass harvested in the eastern region.
Western region
For the nine months ended September 30, 2021, our sales revenues in the western region were $54.8 million as compared to $41.9 million for the nine months ended September 30, 2020, which represents an increase of 30.6%. The increase in sales revenues was mainly attributable to strong same-store sales growth in each of our four Arizona dispensaries and an increase in wholesale revenues in Nevada as these states began to recover from the negative impacts of
COVID-19
in the prior year periods. Furthermore, additional revenues were generated from the introduction of toll processing in the western region in 2021. This increase in revenues was partially offset by a decrease in wholesale revenues in Arizona during the nine months ended September 30, 2021.
For the nine months ended September 30, 2021, gross profit was $21.8 million, or 39.8% of sales revenues, as compared to a gross profit of $19.0 million, or 45.3% of sales revenues, for the nine months ended September 30, 2020. In comparing the nine months ended September 30, 2021 and 2020, gross margins have decreased due to higher sales discounts offered during the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, approximately 5,160 pounds of plant material was harvested in the western region as compared to approximately 5,130 pounds harvested during the nine months ended September 30, 2020.
Other revenues
For the nine months ended September 30, 2021, other revenues were $1.2 million as compared to $2.3 million for the nine months ended September 30, 2020. This decrease is due to lower sales of CBD products.
Total operating expenses
For the nine months ended September 30, 2021, our total operating expenses were $92.5 million as compared to $299.1 million for the nine months ended September 30, 2020, which represents a decrease of 69.1%.
The decrease in total operating expenses between the nine months ended September 30, 2021 and 2020 is primarily attributable to the significant impairment charge of $199.4 million taken on our remaining goodwill and $4.1 million on intangible assets in the prior year that did not exist in the nine months ended September 30, 2021. Share-based compensation expense during the nine months ended September 30, 2021 has decreased by $4.5 million as compared to the nine months ended September 30, 2020. This is a result of no stock options being granted during the nine months ended September 30, 2021 and from large forfeitures by certain executives during the nine months ended September 30, 2020. Furthermore, general and administrative expenses during the nine months ended September 30, 2021 has decreased by $1.7 million as compared to the nine months ended September 30, 2020 from the continued cost savings measures taken by us. This is partially offset by increased payroll wages of $1.5 million from higher employee headcount of approximately 850 employees as of September 30, 2020 compared to approximately 1,000 employees as of September 30, 2021 and $1.8 million of impairment loss taken during the nine months ended September 30, 2021 relating to the impairment on the right-of-use
assets from sublease arrangements.

Total other income and expenses
For the nine months ended September 30, 2021, our total other expenses were $25.8 million as compared to $34.7 million for the nine months ended September 30, 2020, which represents a decrease of 25.6%.
The decrease in total other expenses between the nine months ended September 30, 2021 and 2020 is primarily attributable to the provision for debt obligation fee as the principal amount of $10.3 million which was accrued during the nine months ended September 30, 2020 as a result of our default on the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes. Further, the decrease in total other expenses is attributable to lower accretion expense of $4.2 million as our Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three have been fully accreted as of May 2021, as compared to full accretion expense for these instruments taken during the nine months ended September 30, 2020. This was partially offset by an increase in interest expense of $2.4 million as we are now accruing nine months of interest on our Interim Financing and February 2021 financings which did not exist in the prior year period, and less gains from changes in fair value of financial instruments of $5.2 million.
Income tax expense
For the nine months ended September 30, 2021, our income tax expense was $19.3 million as compared to $12.3 million for the nine months ended September 30, 2020, which represents an increase of 57.0%. The increase in income tax expense is a result of our higher taxable income during the year, and from certain expenses that are disallowed under Section 280E.
Liquidity and Capital Resources
As of September 30, 2021, we held unrestricted cash of $19.5 million (December 31, 2020—$11.0 million), an accumulated deficit of $774.7 million (December 31, 2020—$724.1 million), and a working capital deficit of $212.2 million (December 31, 2020—$186.3 million). In assessing our liquidity, we monitor our cash on-hand
and our operating expenditure commitments required to execute our day-to-day
operations and our long-term strategic plans. To date, we have financed our operations primarily through cash flows from operations as well as equity and debt financings and anticipate that we will need to raise additional capital to fund our operations in the future. We expect to finance our operating activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, the terms of certain of our standing debt instruments impose certain restrictions on our operating and financing activities, including, but not limited to, our ability to incur certain additional indebtedness and our ability to issue shares or convertible securities. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
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
We are currently in default with respect to our Secured Notes and Unsecured Debentures which, as of September 30, 2021, amounted to $207.8 million, including interest accrued thereon. In February 2021, we issued $11.0 million of senior secured bridge notes. While we believe that we have funding necessary for us to continue as a going concern, we may need to raise additional capital and there can be no assurance that such capital will be available to us on favorable terms, if at all. As such, these material circumstances cast substantial doubt on our ability to continue as a going concern for a period of no less than 12 months from the date of this report, and our unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned.

Cash Flow for the Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020
Operating Activities
Our net cash flows from operating activities are affected by a number of factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new business acquisitions and development of newly acquired businesses and the level of cash collections received from our customers.
Net cash provided by operating activities during the nine months ended was $19.8 million as compared to net cash used in operating activities of $7.7 million for the nine months ended September 30, 2020. Net cash provided from operating activities was primarily attributable to our net loss of $50.5 million, partially offset by $23.3 million of depreciation and amortization expense, $17.5 million in interest expense, $8.3 million of accretion expense, $13.5 million from changes in non-working
capital items, $4.9 million in share-based compensation, and $1.8 million of impairment loss on intangible assets.
Changes in other operating assets for the nine months ended September 30, 2021 include an increase in inventory of $0.7 million due to increased cultivation and production as compared to the prior year period.
Changes in other operating liabilities for the nine months ended September 30, 2021 includes an increase in accrued and other current liabilities of $9.0 million due to additional interest and income taxes accrued in the current period.
As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although we expect to continue to have positive cash flows from operations in 2021, no assurance can be given that we will have positive cash flows in the future.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2021 was $18.0 million as compared to $14.1 million for the nine months ended September 30, 2020. The increase in cash used in investing activities was primarily attributable to higher cultivation and dispensary construction expenditures of $4.2 million. In addition, during the nine months ended September 30, 2021, we loaned $1.0 million to MPX New Jersey as compared to $3.0 million during the nine months ended September 30, 2020.
There were no cash inflows from investing activities during the nine months ended September 30, 2021 compared to $1.7 million during the nine months ended September 30, 2020 due to the proceeds from redemption and the sale of our investment in RGA.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $10.3 million as compared to $1.7 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our financing activities increased primarily as a result of the issuance of the senior secured bridge notes in the principal amount of $11.0 million, offset by related debt issuance costs of $0.7 million. During the nine months ended September 30, 2020, our financing activities increased as a result of the Interim Financing in the principal amount of $14.7 million, offset by related debt issuance costs of $2.2 million. This was partially offset by the $10.8 million repayment of the note payable to the Elizabeth Stavola 2016 NV Irrevocable Trust which was assumed by us as part our acquisition of MPX Bioceutical Corporation (“MPX”).
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of September 30, 2021, we did not have any
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
Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting relating to inventory costing and other areas as disclosed in Part II – Item 9A of the Form
10-K
for the year ended December 31, 2020 filed with the SEC on April 1, 2021. We intend to increase the size of our accounting team as soon as economically feasible and sustainable to remediate these material weaknesses.
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
Roberts Matter
In October 2018, certain individuals and trusts filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The plaintiffs’ declaratory judgment actions sought to force the Company to release Company shares that were to be distributed to the plaintiffs as shareholders of GHH as consideration for the GHH acquisition. The plaintiffs originally sought a court order directing that the shares be distributed to them without requiring them to deliver a signed Shareholder Representative Agreement, which was a condition to receiving the shares and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the plaintiffs’ motion for injunctive relief, and the plaintiffs signed and delivered the Shareholder Representative Agreements to GrowHealthy Holdings while reserving their rights to continue challenging the need for and enforceability of the Shareholder Representative Agreement. The plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the plaintiffs, which the Company delivered on June 17, 2019 in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the plaintiffs were granted leave by the Circuit Court to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the plaintiffs’ amended complaints. On May 1, 2020, the court heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the court provided the plaintiffs with leave to amend their respective complaints. On July 10, 2020, the plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, the court heard argument on the consolidated motion to dismiss. The court denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties have commenced discovery. On September 9, 2021, the plaintiffs filed a Motion to Consolidate the two separate actions, which motion was granted on October 14, 2021.
USGA Matter
On March 4, 2020, Universal Security Guards Association (“USGA”), a security services firm, filed a complaint with the Circuit Court of Hillsborough County, Florida against McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”), GHHIA Management, Inc (“GHHIA”), GrowHealthy Properties, LLC (“GHP”), and iAnthus Holdings Florida, LLC (“IHF”) and together with McCrory’s, GHHIA and GHP, the “iAnthus Defendants”), collectively, claiming approximately $1.0 million in damages, as a result of an alleged breach of a contractual relationship by the iAnthus Defendants. On April 20, 2020, the iAnthus Defendants filed an answer with counterclaims against USGA. On September 3, 2021, the court issued an order, directing the parties to set a trial date and discovery deadlines. Since the order was issued on September 3, 2021, the parties have not set a trial date or discovery deadlines.
Ninth Square Matter
Ninth Square Capital Corporation (“Ninth Square”) filed a statement of claim (the “Original SOC”) against the Company, MPX Bioceutical ULC (“MPX ULC”) and MPX International Corporation in the OSCJ for $3,000,000 in connection with alleged contractual obligations that MPX entered into. Such contractual obligations were assumed by MPXI under a plan of arrangement. The Original SOC was served on August 8, 2019. On September 30, 2019, iAnthus and MPX ULC served a Statement of Defense and Crossclaim against MPXI, and MPXI served a Statement of Defense and Counterclaim against Plaintiff. MPXI served a Statement of Defense to the crossclaim of iAnthus and MPX ULC on January 10, 2020.
On October 15, 2020, Plaintiff filed a separate statement of claim in the OSCJ against three former officers and directors of MPX, essentially repeating the claims made in the Original SOC against these individual defendants (the “Claim Against Former Directors”). Counsel for MPXI was retained to act for these individuals and filed a Motion to Strike the Claim Against Former Directors, which was denied on May 28, 2021. The Plaintiff filed a Motion to Consolidate the Claim Against Former Directors with the Original SOC, which was granted on May 28, 2021. The parties have completed paper discovery, which deadline expired on October 29, 2021. Depositions are tentatively scheduled to begin in May of 2022
Plan of Arrangement
On July 13, 2020, the Company entered into the Restructuring Support Agreement with the Secured Lenders and the Consenting Unsecured Debentureholders to effectuate the Recapitalization Transaction to be implemented by way of the Plan of Arrangement under the BCBCA. On October 5, 2020, the Plan of Arrangement was approved by the Court, subject to the receipt of the Required Approvals. On November 3, 2020, Walmer, Island and Crawford collectively served and filed a Notice of Appeal with respect to the Court’s approval of the Plan of Arrangement. On January 29, 2021, a notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company in November 2020 was dismissed by the British Columbia Court of Appeal. On June 15, 2021, the Company and the Lenders agreed to amend the Outside Date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021.
On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ. At this conference, the OSCJ issued an endorsement (the “Stay Order”) that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extending the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued his Decision granting the Applicant’s relief sought in the Application. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. The Company is reviewing the Decision carefully and considering the merits of an appeal. The Company has the right to appeal the Decision to the Ontario Court of Appeal on or before 30 days from the release of the Decision.
U.S. Shareholder Class Action
On April 20, 2020, a shareholder of the Company filed a putative class action against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others (the “Class Action Lawsuit”) in the United States District Court for the Southern District of New York (“SDNY”) seeking damages of an unspecified amount for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the
Hi-Med
Complaint (as defined below) and appointed a lead plaintiff (“Lead Plaintiff”). On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding the Lead Plaintiff’s Motion for Leave to File a Second Amended Complaint. Pursuant to this stipulation, the defendants take no position as to whether the SDNY should grant the Lead Plaintiff’s Motion for Leave to File a Second Amended Complaint, which motion remains pending before the SDNY. If the SNDY does grant this motion, the Company will have the right to file a Motion to Dismiss the Lead Plaintiff’s second amended complaint no later than 45 days after the filing of the Lead Plaintiff’s second amended complaint.

U.S.
Hi-Med
Matter
On April 19, 2020,
Hi-Med
LLC
(“Hi-Med”),
an equity holder and one of the Unsecured Debentureholders of the Company in the principal amount of $5.0 million, filed a complaint with the SDNY against the Company and certain of the Company’s current and former directors and officers and other defendants (the
“Hi-Med
Complaint”).
Hi-Med
is seeking damages for an unspecified amount and other remedies against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related debenture purchase agreement. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the
Hi-Med
Complaint. On January 8, 2021,
Hi-Med
filed an opposition to the Motion to Dismiss. The Company and its certain of its current officers and directors’ reply were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the
Hi-Med
Complaint. The SDNY indicted that
Hi-Med
may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021,
Hi-Med
filed a motion for leave to amend the
Hi-Med
Complaint. The Company’s response to
Hi-Med’s
motion for leave is due November 1, 2021. On June 29, 2020, Hi-Med filed a claim in the Court, which mirrors the Hi-Med Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a Second Amended Complaint. Pursuant to this stipulation, the defendants take no position as to whether the SDNY should grant Hi-Med’s Motion for Leave to File a Second Amended Complaint, which motion remains pending before the SDNY. If the SNDY does grant this motion, the Company will have the right to file a Motion to Dismiss Hi-Med’s second amended complaint no later than 45 days after the filing of Hi-Med’s second amended complaint.
Canadian Shareholder Litigation
On April 13, 2021, Sean Zaboroski (“Zaboroski”), a shareholder of the Company, filed a Statement of Claim in the Ontario Superior Court of Justice for a putative class action lawsuit against the Company, its former Chief Executive Officer, its current Interim Chief Executive Officer, and its current Board of Directors alleging gross negligence on the part of the defendants. By court order dated September 27, 2021, the Statement of Claim was discontinued.
Canadian Shareholder Class Action Lawsuit – July 2020
On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company and its former Chief Executive Officer and current Chief Financial Officer in the OSCJ. On September 27, 2021, the Court granted leave for the plaintiff to amend its claim. In the amended claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. A motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) is scheduled to be heard March 29, 2022.
Claim by Former Consultant
On July 13, 2018, a former consultant (the “Plaintiff”) filed a complaint, as amended on July 8, 2019 and November 20, 2019, in the District Court of Clark County, Nevada against the Company and two of its wholly-owned subsidiaries, CGX Life Sciences, Inc. (“CGX”) and MPX Bioceutical ULC (“MPX” and together with CGX, collectively, the “iAnthus Defendants”, with respect to alleged consulting fees owed to the Plaintiff pursuant to a Consultancy Services Agreement dated as of July 8, 2015. The iAnthus Defendants responded to the Plaintiff’s first and second amended complaints on July 22, 2019 and December 11, 2019, respectively. On February 4, 2021, the Plaintiff served a supplemental disclosure on the iAnthus Defendants which included a computation of damages totaling $167,000,000 for the alleged finder’s fee owed to the Plaintiff by MPX and $5,416,200 for damages pursuant to the Consultancy Services Agreement. On August 23, 2021, the Plaintiff filed a notice to abandon certain claims initially filed in his complaint. Specifically, the Plaintiff abandoned his claims for: (i) breach of contract; (ii) breach of oral contract; (iii) constructive trust; (iv) intentional interference with a prospective business advantage and contractual relations; (v) conversion; and (vi) specific performance. The Plaintiff is now only pursuing claims for Quasi Contract/Unjust Enrichment and Quantum Merit. On August 26, 2021, the iAnthus Defendants filed a Motion for Summary Judgment, which was denied on October 14, 2021. Trial in this matter is currently scheduled for January 5, 2022 through January 13, 2022.
Claim by Former Consultant
On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iAnthus AZ”), claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1,000,000 and $10,000,000. On September 7, 2021, THCWC and iAnthus AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration.

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
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: November 8, 2021	By:	/s/ Randy Maslow
Randy Maslow Interim Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Julius Kalcevich
Julius Kalcevich Chief Financial Officer (Principal Financial and Accounting Officer)