Form 10-K
period 2021-12-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2022-03-18
CIK 1643154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number
000-56228

IANTHUS CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in charter)

British Columbia , Canada	98-1360810
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

420 Lexington Avenue, Suite 414, New York, NY	10170
(Address of principal executive offices)	(Zip code)
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
12b-2
of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021 was $32,368,879 based upon the closing price of the registrant’s common shares of $0.1885 on the OTC Pink Tier of the OTC Markets Group Inc. as of that date.
Number of common shares outstanding as of February 28, 2022 was
171,718,192.
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
Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form
10-K.
You should read this Annual Report on Form
10-K
and the documents that we reference herein and have filed as exhibits to the Annual Report on Form
10-K,
completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form
10-K
is accurate as of the date hereof. Because the risk factors referred to on page 22 of Annual Report on Form
10-K,
could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form
10-K,
and particularly our forward-looking statements, by these cautionary statements.

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
Risks Related to Our Company

•
We can provide no assurance when or if we will obtain regulatory approvals required for us to proceed with the transactions contemplated by our pending recapitalization transaction or that such recapitalization transaction will be consummated pursuant to our plan of arrangement under the Business Corporations Act (British Columbia).

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

•
Our business plan depends in part on our ability to continue merging with or acquiring other businesses in the cannabis industry, including cultivators, processors, manufacturers and dispensaries; however, while the restructuring support agreement is in effect, we have significant restrictions on our ability to execute our merger and acquisition strategy.

•	We compete for market share with other companies, including businesses and persons engaging in illicit cannabis-related activities.

•
Our U.S. tax classification could have a material adverse effect on our financial condition and results of operations. In addition, we may incur significant tax liabilities under section 280E of the U.S. Tax Code.

•	There is substantial doubt about our ability to continue as a going concern.

•
We will need additional capital to sustain our operations, but while the restructuring support agreement related to our pending recapitalization transaction remains in effect, we have significant restrictions on our ability to obtain further financing.

•	We do not have sufficient cash flow from our business to pay our debt obligations and are currently in default of our existing debt obligations.

•	Outstanding debt instruments are secured by our assets and our failure to comply with the terms of such debt instruments could result in the loss of all of our assets.

•	We may face limitations on ownership of cannabis licenses.

•	There is uncertainty surrounding the regulatory pathway for CBD.

•	Our products are not approved by the FDA or any other federal governmental authority.

•	The presence of trace amounts of THC in our hemp products may cause adverse consequences to users of such products that will expose us to the risk of liability and other consequences.

•
We may have difficulty accessing the service of banks since cannabis and certain cannabis-related activities are illegal under U.S. federal law and certain state laws, which may make it difficult us to operate.

•	Cannabis pricing and supply regulation may adversely affect our business.

•	High state and local excise and other taxes on cannabis products and compliance costs may adversely affect our business.

•	Our operations could be adversely affected by events outside of our control such as natural disasters, wars or health epidemics such as COVID-19.

•	The resignation of Hadley Ford in 2020 as our Chief Executive Officer could have an adverse impact on our business.

•	We may face difficulties in enforcing our contracts because our contracts involve cannabis and other activities that are not legal under federal law and in some state jurisdictions.

•	We may be subject to product liability claims and product recalls.

•
Third parties with whom we do business may perceive themselves as being exposed to reputational risk because of their relationship with us due to our cannabis-related business activities and may as a result, refuse to do business with us.

•	We may become subject to liability arising from fraudulent or illegal activity by our employees, independent contractors and consultants.

•	We may be subject to risks related to the protection and enforcement of our intellectual property rights.
Risks Related to Government Regulations

•	The cannabis industry is highly regulated.

•	Our business activities and the business activities of our subsidiaries, while believed to be compliant with applicable U.S. state and local laws, currently are illegal under U.S. federal law.

•	If we are not able to comply with all safety, security, health and environmental regulations applicable to our operations and industry, we may be held liable for any breaches thereof.

•	U.S. border officers could deny entry into the United States to non-U.S. citizens who are employees of or investors in companies with cannabis operations in the United States or Canada.
Risks Related to our Securities

•
There is a limited market for our common shares, and the market price of our common shares is volatile and may not accurately reflect the long-term value of our Company. There is no assurance that an investment in our common shares will earn any positive return.

•	We have never paid dividends in the past and do not expect to declare or pay dividends in the foreseeable future.

•
Outstanding and future issuances of debt securities, which would rank senior to our common shares upon bankruptcy or liquidation, may adversely affect the level of return holders of common shares may be able to receive.

General Risk Factors

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
Through our subsidiaries, we currently own and/or operate 31 dispensaries and 10 cultivation and/or processing facilities in eight U.S. states. In addition, we distribute cannabis and CBD products to over 200 dispensaries and CBD products to over 1,500 retail locations throughout the United States. Pursuant to our existing licenses, interests and contractual arrangements, we have the capacity to own and/or operate up to an additional 14 dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of dispensaries in Florida and up to 25 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states, all subject to the necessary regulatory approvals.
Our multi-state operations encompass the full spectrum of medical and adult-use
cannabis and CBD enterprises, including cultivation, processing, product development, wholesale-distribution and retail. Cannabis products offered by us include flower and trim, products containing cannabis flower and trim (such as pre-rolls),
cannabis infused products (such as topical creams and edibles) and products containing cannabis extracts (such as vape cartridges, concentrates, live resins, wax products, oils and tinctures). Our CBD products include topical creams, tinctures and sprays and products designed for beauty and skincare (such as lotions, creams, haircare products, lip balms and bath bombs). Under U.S. federal law, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act (the “CSA”). A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), the Food and Drug Administration (the “FDA”) has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis, cannabis-derived or CBD products. See Risk Factor – Our products are not approved by the FDA or any other federal governmental authority.
Operations
Cultivation.
 We cultivate multiple strains of cannabis plants within our licensed cultivation facilities across the United States. We believe that our facilities are designed, managed and operated to cultivate high-quality products in a cost-effective manner. Our cultivation process uses all parts of the cannabis plant, including flower and trim (“biomass”), to produce cannabis products that we sell at our dispensaries and distribute to third parties on a wholesale basis. We currently have 11 issued cultivation and processing licenses in eight U.S. states, with approximately 484,000 square feet of cultivation and processing space which is fully built-out,
approximately 334,000 square feet of space which is under construction and the ability to expand to a total of approximately 818,000 square feet of space within our existing lots. We currently have the ability to harvest approximately 67,000 pounds of biomass annually in our existing cultivation space, and we believe that we will have the ability to harvest approximately 197,000 pounds of biomass annually if we are able to use all of our projected cultivation space, including the cultivation space that is currently under construction and the additional unused cultivation space within our existing lots.
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
Distribution.
Wholesale
.
We distribute our cannabis products through our wholesale channel to over 200 dispensaries, including our own dispensaries. Our MPX and Black Label branded products are distributed in over 170 dispensaries in Arizona, Maryland and Nevada. Our CBD products, which are produced under the brand name CBD For Life, are distributed through a mass market retail model, including online at
 www.cbdforlife.us
 and in over 1,500 retail locations across the United States. Wholesale customers for our CBD products include dispensaries, local retailers and several national retailers. We also have distribution and sales partnerships for our CBD products.
Retail
.
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
Our Marijuana Dispensaries, Cultivation and Manufacturing
The table below provides a summary of our licensed operations:

State	Licensed Entity	Type of Investment	Permitted Number of Facilities
Arizona	ABACA, Inc. (“ABACA”) The Healing Center Wellness Center, Inc. (“THCWC”) Health for Life, Inc. (“HFL”) Soothing Options, Inc. (“Soothing Options”)	See Note 1	4 dispensaries 2 12 cultivation/processing 2 4 processing/packaging 2

Colorado	See Note 3	See Note 3	See Note 3

Florida	McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”)	Ownership (100%) 4	No dispensary cap 5 1 cultivation 6 1 processing 6

Illinois	Island Thyme, LLC (“Island Thyme”)	Ownership (18.8%) 7	2 adult-use dispensaries 8

Maryland	LMS Wellness, Benefit LLC (“LMS”) GreenMart of Maryland, LLC (“GMMD”) Rosebud Organics, Inc. (“Rosebud”) Budding Rose, Inc. (“Budding Rose”)	See Note 9	3 dispensaries 1 processing

Massachusetts	Mayflower Medicinals, Inc. (“Mayflower”) Cannatech Medicinals, Inc. (“Cannatech”)	Ownership (100%) 10	3 medical dispensaries 11 3 adult-use dispensaries 11 3 medical cultivation/processing 12 3 adult-use cultivation 12 3 adult-use processing 12

Nevada	GreenMart of Nevada NLV, LLC (“GMNV”)	See Note 13	3 dispensaries 13 1 cultivation 14 1 processing 14

New Jersey	MPX New Jersey, LLC (“MPX NJ”)	Ownership (100%) 15	3 dispensaries 16 1 cultivation 17 1 processing 17

New York	Citiva Medical, LLC (“Citiva”)	Ownership (100%)	4 dispensaries 18 1 cultivation 18 1 processing 18

Vermont	FWR Inc. d/b/a Grassroots Vermont (“GRVT”)	Ownership (100%) 19	2 dispensaries 20 1 cultivation 20 1 processing 20

United States	iA CBD, LLC (“iA CBD”)	Ownership (100%)	See Note 21

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
co-located
with their affiliated dispensaries.
Adult-use
retail sales began in April 2021. In addition, Soothing Options has entered into a Cultivation Services Agreement with an unaffiliated, third-party, pursuant to which Soothing Options will license its off-site
cultivation and processing license to the third-party for a monthly fee and an option to purchase a set amount of biomass per month.

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

(5)
Until April 1, 2020, Florida imposed a progressive limit on the number of medical cannabis dispensaries that could be operated by each vertically licensed MMTC based on the number of registered qualified medical cannabis patients in the state. This statutory cap, which permitted 25 dispensaries per MMTC, increasing by 5 dispensaries for each additional 100,000 patients registered in Florida’s Medical Marijuana Use Registry, expired on April 1, 2020. As of April 1, 2020, the MMTC license held by McCrory’s is no longer subject to the statutory cap. Through its vertically integrated MMTC license, McCrory’s currently operates 18 medical dispensaries in Florida.

(6)	Through its vertically integrated MMTC license, McCrory’s currently operates one co-located cultivation and processing facility located in Lake Wales, Florida.
(7)
Our wholly-owned subsidiary, IA IT, LLC (“IA IT”) holds an 18.8% ownership interest in Island Thyme with the remaining 81.2% of Island Thyme being held by five third-party individuals. On August 5, 2021 and August 19, 2021, Island Thyme won two lotteries (the “IL Lotteries”) conducted by the Illinois Department of Financial and Professional Regulation (“IFPR”) as a result of which, Island Thyme is qualified to be awarded two conditional adult-use
dispensary licenses (the “IL Conditional Licenses”). On July 28, 2021, the Circuit Court of Cook County, Illinois entered an order, staying IFPR’s award of any conditional adult-use
dispensary licenses, including the IL Conditional Licenses (the “IL Stay Order”).

(8)
If and when the IL Stay Order is lifted and Island Thyme is awarded its IL Conditional Licenses, Island Thyme will be permitted to open two adult-use
dispensary retail locations in the Greater Chicago area. Subject to regulatory approval, Island Thyme anticipates opening its two dispensary retail locations in Blue Island, Illinois and Oak Forest, Illinois.

(9)
Our wholly-owned subsidiary, S8 Management, LLC (“S8 Management”), has entered into management agreements with three medical cannabis dispensaries, LMS, Budding Rose, GMMD and one medical cannabis processor facility, Rosebud. Our wholly-owned subsidiary, CGX Life Sciences, Inc. (“CGX”), holds options to acquire the medical cannabis dispensary licenses and the medical cannabis processor license, subject to regulatory approval. As of November 22, 2021, CGX exercised all of its options to acquire LMS, Budding Rose, CMMD and Rosebud. CGX’s acquisition of these license holders remain subject to regulatory approval.

(10)
We, through our wholly-owned subsidiary, iAnthus Capital Management, LLC (“ICM”), own 100% of Mayflower, which holds several medical and adult-use
cannabis licenses. In addition, we, through our wholly-owned subsidiary CGX, own 100% of two separate management entities with service and consulting agreements with a second vertically integrated medical cannabis license holder, Cannatech. On October 8, 2020, we obtained approval from the Massachusetts Cannabis Control Commission to convert Cannatech from a non-profit
corporation to a
for-profit
corporation. On November 16, 2020, Cannatech was converted from a non-profit
corporation to a
for-profit
corporation. As a result of the conversion, Cannatech is now owned 100% by the Company, through its wholly-owned subsidiary, CGX. In Massachusetts, an entity is permitted to control and operate up to three vertically-integrated medical Marijuana Treatment Center licenses, which include medical cultivation, product manufacturing and retail dispensing functions, up to three adult-use
Marijuana Establishment cultivation licenses, up to three
adult-use
Marijuana Establishment product manufacturing licenses and up to three adult-use
Marijuana Establishment retail licenses, with a maximum total cultivation “canopy” of up to 100,000 square feet. We, through Mayflower, currently hold one final vertically integrated medical license, one provisional vertically integrated medical license, one final adult-use
cultivation license, one final
adult-use
product manufacturing license, two final
adult-use
retail licenses and one provisional
adult-use
retail license. In addition, Cannatech currently holds one provisional vertically integrated medical license, one provisional adult-use
product manufacturing license, and one final
adult-use
Marijuana Establishment cultivation license, which became operational on November 22, 2021.

(11)
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

(12)
Our Holliston, Massachusetts facility currently includes the cultivation and product manufacturing operations of its final vertically integrated medical Marijuana Treatment Center license as well as the operations of its final adult-use
Marijuana Establishment cultivation license and product manufacturing license. Subject to regulatory approval, we expect that our Holliston, Massachusetts facility will also include the cultivation and product manufacturing operations of Mayflower’s additional provisional vertically-integrated medical Marijuana Treatment Center license. Subject to regulatory approval, we expect that our Fall River, Massachusetts facility will include the cultivation and product manufacturing operations of the provisional vertically integrated medical Marijuana Treatment Center license held by Cannatech as well as the operations of Cannatech’s final adult-use
Marijuana Establishment cultivation license and provisional
adult-use
product manufacturing license granted to Cannatech on October 8, 2020. Subject to applicable regulatory approval, we expect to operate cultivation and product manufacturing functions for three vertically integrated medical licenses, two adult-use
cultivation licenses and two
adult-use
product manufacturing licenses out of two facilities in Holliston and Fall River, Massachusetts. We may also seek an additional adult-use
cultivation license and an additional product manufacturing license within the Massachusetts statutory and regulatory limitations.

(13)
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

(14)
GMNV currently has two Nevada medical cannabis establishment registration certificates, one for cultivation and one for production, each of which occurs at the NLV Facility. GMNV also currently has two Nevada adult-use
licenses, one for cultivation and one for production, each of which also occurs at the same NLV Facility.

(15)
On August 27, 2019, iAnthus New Jersey, LLC (“INJ”), our wholly-owned subsidiary, entered into a financing, leasing, licensing and services agreement (the “Services Agreement”) with MPX NJ, which remains subject to regulatory approval by the New Jersey Cannabis Regulatory Commission (“CRC”). On October 24, 2019, INJ and MPX NJ entered into a loan agreement pursuant to which on October 16, 2019, MPX NJ issued INJ a convertible promissory note in the principal amount of $10,000,000 (the “INJ Note”). On February 3, 2021, INJ sent a notice of conversion to MPX NJ, notifying MPX NJ of INJ’s election to convert the entire principal amount outstanding of such note, plus all accrued and unpaid interest thereon, into such number of Class A units of MPX NJ representing 99% of the equity interest in MPX NJ. The conversion of INJ’s debt to equity is subject to approval by the CRC. On October 24, 2019, INJ, MPX NJ and the then-equityholders of MPX NJ entered into an option agreement, pursuant to which INJ was granted the option to acquire the remaining 1% of MPX NJ for nominal consideration, subject to approval of the CRC, which option INJ exercised on February 25, 2021. On January 7, 2022, the CRC approved the conversion of INJ’s debt into a 99% equity interest in MPX NJ and INJ’s acquisition of the remaining 1% of MPX NJ. On February 1, 2022, INJ closed the acquisition of MPX NJ, resulting in INJ owning 100% of the equity interests of MPX NJ.

(16)
One medical dispensary is permitted under the current rules in New Jersey, with the possibility of operating two more satellite dispensaries subject to regulatory approval. On December 31, 2020, MPX NJ submitted two applications for two dispensary satellite locations. The satellite dispensary applications are currently pending and remain subject to approval by the CRC.

(17)	MPX NJ cultivates medical cannabis at its Pleasantville, New Jersey facility, which is also expected to include processing capabilities.
(18)
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

(19)
We own 100% of Grassroots Vermont Management Services, LLC (“GVMS”), the sole shareholder of GRVT, which has entered into a management services agreement with GRVT. Accordingly, we, through our wholly-owned subsidiary GVMS, own 100% of GRVT.

(20)
GRVT is a Vermont Registered Marijuana Dispensary, which permits GRVT to operate one vertically integrated location to cultivate, process and dispense medical cannabis and one additional dispensing location. GRVT currently operates one vertically integrated location where it cultivates, processes and dispenses medical cannabis in Brandon, Vermont.

(21)
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
 We currently have 31 operating dispensaries; however, our licenses permit us to own and/or operate an additional 14 dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of licenses in Florida, all subject to regulatory approval. We have dispensary licenses in key markets throughout the United States including New York City (Brooklyn and Staten Island), Boston, the Washington D.C. metro area (Bethesda), the Tampa and St. Petersburg area, Phoenix, the Miami and Fort Lauderdale area, Orlando, Baltimore and Las Vegas. We intend to expand our operations in Florida, Massachusetts, Nevada, New Jersey and New York.
Increase cultivation and processing capacity.
 We have 10 operational cultivation and/or processing facilities in eight states, with approximately 484,000 square feet of cultivation and processing space which is fully built-out,
approximately 334,000 square feet of space which is under construction and the ability to expand to a total of approximately 818,000 square feet of space within our existing lots, subject to regulatory approval. We currently have the ability to harvest approximately 67,000 pounds of biomass annually in our existing cultivation space and we believe that we will have the ability to harvest approximately 197,000 pounds of biomass annually if we are able to use all of our projected cultivation space, including the cultivation space that is currently under construction and the additional unused cultivation space within our existing lots.
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

Acquisitions
iA CBD, LLC
On June 27, 2019, we acquired substantially all of the assets and liabilities of CBD For Life through our wholly owned subsidiary, iA CBD, for consideration of $10.9 million (in cash and our common shares). As a result of this acquisition, we entered the CBD products market. We sell CBD For Life products directly to consumers online at
 www.cbdforlife.us
 as well as in over 1,500 retail locations across the United States.
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
Citiva Medical, LLC
On February 1, 2018, we acquired Citiva which holds one vertically integrated medical cannabis license in the state of New York for fair market value consideration of $24.8 million (in cash and our common shares). As a result of the acquisition of Citiva, we expanded our cannabis operations to New York and are permitted to operate one medical manufacturing facility, including cultivation and processing capabilities and up to four medical dispensaries in New York.
GrowHealthy Properties, LLC
On January 17, 2018, we acquired substantially all of the assets of GrowHealthy Holdings, LLC (including GrowHealthy Properties, LLC (“GHP”) and McCrory’s) for fair market value consideration of $58.3 million (in cash and our common shares). The transactions included the formation of iAnthus Holdings Florida, LLC and GHHIA, each a wholly-owned subsidiary of ICM, together with the purchase of GHP and an option to acquire 100% of McCrory’s for nominal consideration. On September 19, 2019, the option was exercised and 100% of the membership interest in McCrory’s was transferred to GHHIA. As a result of this asset acquisition, we expanded our cannabis operations to Florida and as a result of the acquisition of McCrory’s, we hold a medical marijuana treatment center license in the state of Florida that permits us to operate one or more cultivation and processing facilities and an unlimited number of dispensaries.
Mayflower and Pilgrim
On December 31, 2017, we acquired an 80% interest in Pilgrim Rock Management, LLC (“Pilgrim”) and on April 17, 2018, we acquired the remaining 20% interest in Pilgrim for consideration of an aggregate of 1,665,734 of our common shares. Pilgrim is an affiliated management company that provides management services, financing, intellectual property licensing, real estate, equipment leasing and certain other services to Mayflower. On July 31, 2018, Mayflower converted from a non-profit
into a
for-profit
corporation and became our wholly-owned subsidiary. As a result of the acquisitions of Mayflower and Pilgrim, we expanded our cannabis operations to Massachusetts. Mayflower maintains one final vertically integrated medical license, one provisional vertically integrated medical license, one final adult-use
cultivation license, one final
adult-use
product manufacturing license, two final
adult-use
retail licenses and one provisional
adult-use
retail license. Mayflower’s final vertically integrated medical Marijuana Treatment Center license is comprised of a co-located
cultivation and product manufacturing facility in Holliston, Massachusetts and a dispensary in Boston, Massachusetts. Mayflower’s adult-use
operations include one
adult-use
Marijuana Establishment cultivation license and one
adult-use
Marijuana Establishment product manufacturing license, which are also co-located
with Mayflower’s medical Marijuana Treatment Center cultivation and product manufacturing facility in Holliston, Massachusetts.
Competition
We compete on a
state-by-state
basis in the limited license medical and
adult-use
cannabis markets as well as the national CBD markets. Participation in state cannabis programs has significant regulatory and financial hurdles that create high barriers to entry, which result in a limited number of market participants in most states. In addition, most of the states in which we operate impose regulatory limitations on the number of cannabis licenses that can be granted, thus allowing for existing license holders to compete against a fixed number of regulated competitors in a particular market. We face competition from local regulated cannabis operators as well as illicit cannabis businesses and other persons engaging in illicit cannabis-related activities within each state. Our primary competitors include the following multi-state operators: Acreage Holdings, Inc., Cresco Labs Inc., Curaleaf Holdings Inc., Green Thumb Industries Inc., Trulieve Cannabis Corp., AYR Wellness Inc. and Verano Holdings Corp.

With respect to our CBD business, we compete with a growing number of emerging CBD companies including multi-state cannabis operators that also offer CBD products, as well as certain large national and multinational corporations that offer or plan to offer CBD products that are or may be deemed similar to those offered by us.
Financial Restructuring
The significant disruption of global financial markets, and specifically, the decline in the overall public equity cannabis markets due to the coronavirus
(“COVID-19”)
pandemic negatively impacted our ability to secure additional capital, which caused liquidity constraints. In early 2020, due to the liquidity constraints, we attempted to negotiate temporary relief of our interest obligations with the holders (the “Secured Lenders”) of our 13% senior secured convertible debentures (the “Secured Convertible Notes”) issued by ICM. However, we were unable to reach an agreement and did not make interest payments when due and payable to the Secured Lenders or payments that were due to the holders of our 8% convertible unsecured debentures (the “Unsecured Convertible Debentures” and together with the Secured Convertible Notes, the “Debentures”) (the “Unsecured Lenders” and together with the Secured Lenders, the “Lenders”). We are in default of our obligations pursuant to the Debentures which, as of December 31, 2021, consists of $97.5 million and $60.0 million in principal amount plus accrued interest thereon of $30.9 million and $9.6 million with respect to the Secured Convertible Notes and Unsecured Convertible Debentures, respectively.
As a result of the default, all amounts, including principal and accrued interest, became immediately due and payable to the Lenders. Furthermore, as a result of the default, we also became obligated to pay an exit fee (the “Exit Fee”) of $10.0 million that initially accrued interest at a rate of 13% annually and has since increased to 16% annually in relation to the Secured Convertible Notes, which exit fee, as of December 31, 2021, is $15.4 million. Upon payment of the Exit Fee, the holders of the Secured Convertible Notes issued in May 2018 (“Tranche One Secured Convertible Notes”) are required to transfer the 3,891,051 common shares issued under the $10.0 million equity financing that closed concurrently with the Tranche One Secured Convertible Notes to us. As of December 31, 2021, we have not paid the Exit Fee and such shares have not been transferred to us.
On June 22, 2020, we received a notice demanding repayment under the Amended and Restated Debenture Purchase Agreement dated October 10, 2019 (the “Secured Notes Purchase Agreement”) of the entire principal amount of the Secured Convertible Notes, together with interest, fees, costs and other charges that have accrued or may accrue from Gotham Green Admin 1, LLC, the collateral agent (the “Collateral Agent”) holding security for the benefit of the Secured Convertible Notes. The Collateral Agent concurrently provided us with a Notice of Intention to Enforce Security (the “BIA Notice”) under section 244 of the Bankruptcy and Insolvency Act (Canada) (the “BIA”). Pursuant to section 244 of the BIA, the Collateral Agent may not enforce the security over the collateral granted by us until ten days after sending the BIA Notice unless we consent to an earlier enforcement of the security.
On July 10, 2020, we entered into a restructuring support agreement (as amended, the “Restructuring Support Agreement”) with the Secured Lenders and a majority of the Unsecured Lenders (the “Consenting Unsecured Lenders”) to effectuate a proposed recapitalization transaction (the “Recapitalization Transaction”) to be implemented by way of a court-approved plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “BCBCA”) following approval by the Secured Lenders, Unsecured Lenders and existing holders of our common shares, warrants and options, or only if necessary, the Companies’ Creditors Arrangement Act (Canada). Pursuant to Section 288(1) of the BCBCA, a company may propose an arrangement to its security holders (including shareholders and noteholders). To be effective, the arrangement must first be approved by the security holders of the company and then by the Supreme Court of British Columbia pursuant to a final arrangement approval order. On September 14, 2020, our securityholders voted in support of the Recapitalization Transaction. Specifically, all of the Secured Lenders and Unsecured Lenders voted in favor of the Plan of Arrangement. In addition, the holders of our common shares, options and warrants, representing 79.0% of the votes cast, voted in favor of the Plan of Arrangement. On October 5, 2020, the Plan of Arrangement was approved by the Supreme Court of British Columbia, subject to the receipt of the Requisite Approvals (as defined below). On November 3, 2020, Walmer Capital Limited, Island Investments Holdings Limited and Alastair Crawford collectively served and filed a Notice of Appeal with respect to the Court’s approval of the Plan of Arrangement, which appeal was dismissed by the British Columbia Court of Appeal on January 29, 2021. Because the Company received the necessary approvals of the Plan of Arrangement from the Supreme Court of British Columbia Secured Lenders, Unsecured Lenders and the holders of our common shares, options and warrants, the Recapitalization Transaction will not be completed through Companies’ Creditors Arrangement Act (Canada) proceedings.
Upon the closing of the Recapitalization Transaction, the Secured Lenders, the Unsecured Lenders and our shareholders are to be allocated and issued, approximately, such amounts of Restructured Senior Debt (as defined below), Interim Financing (as set forth below), 8% Senior Unsecured Convertible Debentures and percentage of our pro forma common shares, which will result in the Secured Lenders owning 48.625% of our pro forma common equity, the Unsecured Lenders owning 48.625% of our pro forma common equity and the existing shareholders owning 2.75% of our pro forma common equity, as presented in the following table:

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

(4)
On January 6, 2022, our Board of Directors approved the terms of a Long-Term Incentive Program recommended by our compensation committee, pursuant to which we will allocate to certain of our employees (including our executive officers) restricted stock units and option awards up to, in the aggregate, 5.75% of our fully diluted equity under our Amended and Restated Omnibus Incentive Plan dated October 15, 2018 (“LTIP Awards”) in order to attract and retain such employees. The allocations of the LTIP Awards are contingent upon, and will occur within ten days following, the closing of the Recapitalization Transaction contemplated by the Restructuring Support Agreement. All of our existing warrants and options will be cancelled, and our common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

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
Consummation of the Recapitalization Transaction through the Plan of Arrangement is subject to certain conditions, including: approval of our securityholders, which has been obtained; approval of the Plan of Arrangement by the Supreme Court of British Columbia, which has been obtained; and the receipt of all necessary state regulatory approvals in which we operate that require approval and approval by the CSE (collectively, the “Requisite Approvals”). Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in the following U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by us in such states. Specifically, we need approvals from Florida, Nevada, Maryland, Massachusetts, New Jersey and New York.
On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of our wholly-owned subsidiary, GMNV, contemplated by the Recapitalization Transaction.
On June 17, 2021, the Massachusetts Cannabis Control Commission (the “CCC”) approved the proposed change of ownership and control of the current licenses held by our wholly-owned subsidiaries, Mayflower and Cannatech, contemplated by the Recapitalization Transaction (the “June 17 Approval”). On August 12, 2021, Mayflower’s pending application for a Marijuana Establishment retail license for its Allston, Massachusetts retail location (the “Allston Retail License”) was approved by the CCC at its August 2021 public meeting. As a result of this August 12, 2021 approval, Mayflower was required to submit new change of ownership and control application to the CCC in connection with the Recapitalization Transaction with respect to the Allston Retail License (the “New COC Application”). The CCC must approve the COC Application before the June 17 Approval can be effectuated. The New COC Application was submitted by Mayflower on November 10, 2021 and is currently pending before the CCC.

On August 20, 2021, the Vermont Department of Public Safety (the “DPS”) confirmed that it does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and our Interim Chief Executive Officer to be appointed upon the closing of the Recapitalization Transaction, which background checks have been completed.
On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the proposed change of beneficial ownership and control of our wholly-owned subsidiary, McCrory’s, contemplated by the Recapitalization Transaction (the “Variance Request”). On November 19, 2021, a petition (the “Petition”) was filed by certain petitioners (the “Petitioners”) with the OMMU challenging the OMMU’s approval of the Variance Request and requesting a formal administrative hearing before an administrative law judge at the Florida Division of Administrative Hearings. As a result of the Petition, the OMMU informed us that the OMMU’s prior approval of the Variance Request is not an enforceable agency order until such time that there is a final resolution of the Petition and a final agency order is issued by the OMMU.
State-level regulatory approvals remain outstanding in Massachusetts, Maryland, New York, New Jersey and Florida, as a result of the Petition until there is a final resolution of the Petition and a final agency order is issued by the OMMU. On January 7, 2022, the CRC approved our acquisition of 100% of the equity interest in MPX NJ. On February 1, 2022, we closed our acquisition of MPX NJ, which resulted in a requirement for prior regulatory approval for the change of beneficial ownership of MPX NJ that would result from the Recapitalization Transaction, to be required as a condition to closing under the Restructuring Support Agreement.
On August 20, 2021, Gotham Green Partners, LLC and Gotham Green Admin 1, LLC (the “Applicants”) filed a Notice of Application (the “Application”) with the Ontario Superior Court of Justice, which sought, among other things, a declaration that the outside date (the “Outside Date”) for closing the pending Recapitalization Transaction be extended from August 31, 2021 to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On October 12, 2021, the Ontario Superior Court of Justice granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, we appealed the decision to the Ontario Court of Appeal, which is currently pending.
Recent Developments
Acquisition of MPX NJ
Our wholly-owned subsidiary, INJ, pursuant to a loan agreement (the “Loan Agreement”) with MPX NJ dated October 24, 2019, exercised its right to convert the principal balance of the loans and accrued interest owed thereon into a 99% equity interest in MPX NJ, which conversion was subject to certain regulatory approvals. In addition, pursuant to an option agreement (the “Option Agreement”) dated as of the same date with MPX NJ and its current equityholders, INJ exercised its option to acquire the remaining 1% of MPX NJ for nominal consideration, again subject to certain regulatory approvals. INJ exercised its rights under the Loan Agreement and Option Agreement on February 3, 2021 and February 25, 2021, respectively. On January 7, 2022, the CRC approved INJ’s acquisition of 100% of the equity interests of MPX NJ, and on February 1, 2022, we closed on our acquisition of MPX NJ.
Intellectual Property
Our portfolio of subsidiaries currently includes a number of local brands; however, we intend to transition to a national model under fewer brands. As cannabis currently remains illegal under U.S. federal law, we cannot register our cannabis brands with the U.S. Patent and Trademark Office. However, we rely on the intellectual property protections afforded under applicable state laws and common law through the use of our marks in commerce in each of the respective regions in which we operate.
Governmental Regulations
Cannabis
In the United States, the cultivation, manufacturing, importation, distribution, use and possession of cannabis is illegal under U.S. federal law. However, medical and adult-use
cannabis has been legalized and regulated by individual states. Currently, 37 states plus the District of Columbia and certain U.S. territories recognize, in one form or another, the medical use of cannabis, while 18 of those states plus the District of Columbia and certain U.S. territories recognize, in one form or another, the full adult-use
of cannabis. Notwithstanding the regulatory environment with respect to cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA. Accordingly, the use, possession, or distribution of cannabis violates U.S. federal law. As a result, cannabis businesses in the United States are subject to inconsistent state and federal legislation, regulation and enforcement.
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
On March 10, 2021, the Senate confirmed, President Joseph R. Biden’s nominee, Merrick Garland, to serve as Attorney General in his administration. Furthermore, two of President Biden’s nominees for top positions at the U.S. Department of Health and Human Services (“HHS”) have strong track records of supporting and defending state-legalized marijuana programs. California’s former Attorney General Xavier Becerra, who serves as the head of HHS, vowed to defend California’s legal cannabis market from any potential intervention during the Trump administration. In addition, Pennsylvania’s former Secretary of Health Dr. Rachel Levine, who serves as the Assistant Secretary of HHS, played a pivotal role in the implementation of Pennsylvania’s medical marijuana program. In addition, Democrats are generally more supportive of federal cannabis reform than Republicans. Currently, the Democrats compose a majority of the House of Representatives and have gained sufficient seats in the Senate to achieve control in the event of a Vice Presidential tie-breaking
vote. Most notably, during the presidential campaign, President Biden stated that he supports decriminalizing marijuana. Despite the growing enthusiasm in the cannabis business community, it remains unclear whether the Department of Justice under President Biden and Attorney General Garland will re-adopt
the Cole Memorandum or announce a substantive marijuana enforcement policy.
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
adult-use
cannabis laws.
Additionally, there are a number of marijuana reform bills that have been introduced in the U.S. Congress that would amend federal law regarding the legal status and permissibility of medical and adult-use
cannabis, including the STATES Act, the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Substance Regulation and Safety Act (the “SRSA”) and the Medical Marijuana Research Act (the “MMRA”). The STATES Act would create an exemption in the CSA to allow states to determine their own cannabis policies without fear of federal reprisal. The MORE Act, which was reintroduced to the House of Representatives on May 28, 2021, would remove cannabis from the CSA, expunge federal cannabis offenses and establish a 5% excise tax on cannabis to fund various federal grant programs. The SRSA, which was introduced by U.S. Senator Tina Smith on July 30, 2020, would remove cannabis from the CSA, grant the FDA authority to regulate cannabis and cannabis products and regulate the safety and quality control of cannabis crops and the import and export of cannabis materials. The MMRA, which was introduced in the House of Representatives on October 21, 2021, would amend the CSA to make marijuana accessible for use by qualified marijuana researchers for medical purposes. It is uncertain which federal marijuana reform bills, if any, will ultimately be passed and signed into law.
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
In March 2019, the U.S. House of Representatives introduced the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”)

which creates protections for financial institutions that provide banking services to businesses acting in compliance with applicable state cannabis laws. Most recently, on July 19, 2021, the America Creating Opportunities for Manufacturing, Pre-Eminence in Technology, and Economic Strength Act of 2022 (the “America COMPETES Act of 2022”) was introduced in the U.S. House of Representatives. The America COMPETES Act of 2022 includes provisions of the SAFE Banking Act and sets out financial regulations for cannabis-related businesses and revises other aspects of the financial system with regard to cannabis-related businesses. On February 4, 2022, a majority of the U.S. House of Representatives passed the America COMPETES Act of 2022; however, it is uncertain whether it will be passed by the U.S. Senate and ultimately signed into law. This marks the sixth time that the U.S. House of Representatives have advanced SAFE Banking to the U.S. Senate.
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
Although the USDA IFR provides the framework for the USDA, state departments of agriculture and tribal governments to begin the implementation of commercial hemp production programs pursuant to the 2018 Farm Bill, the 2014 Farm Bill was scheduled to remain in effect for one year after the effective date of the USDA IFR. On January 15, 2021, the USDA issued a final rule on hemp production which incorporates modifications established under the USDA IFR published in October 2019. The rule became effective on March 22, 2021 and outlines, among other things, the licensing requirements, recordkeeping requirements, procedures for testing THC concentrations and, procedures for disposing of non-compliant plants.
The application of the hemp provisions of the 2014 Farm Bill was initially set to expire on October 31, 2020, at which time state programs would be required to comply with the 2018 Farm Bill regulations. However, U.S. Senators and state agricultural departments requested an extension of the application of the 2014 Farm Bill and a delay of the implementation of the 2018 Farm Bill due to delays caused by
COVID-19.
Although, as a result of the extension, the 2014 Farm Bill was set to expire on December 31, 2021, it was extended until January 1, 2022, by the Continuing Appropriations Act of 2021. As of January 1, 2022, there have been no further extensions and all states must either have a USDA-approved hemp product plan, or grant regulatory oversight over hemp cultivation to the USDA.
Under the 2018 Farm Bill, states and tribal governments have authority to adopt regulatory regimes that are more restrictive than federal mandates or prohibit hemp production altogether. Accordingly, variance in hemp regulation across jurisdictions is likely to persist. Compliance with state hemp law, if any, is required under the 2018 Farm Bill.
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
Notwithstanding the foregoing, other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), the FDA has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis, cannabis-derived or CBD products. See Risk Factors—Our products are not approved by the FDA or any other federal governmental authority; and There is uncertainty surrounding the regulatory pathway for CBD.
In connection with the Further Consolidated Appropriations Act, 2020, the House Committee on Appropriations issued an explanatory statement agreeing to appropriate $2.0 million in funding to the FDA for research, policy evaluation, market surveillance and issuance of an enforcement discretion policy for products under the FDA’s jurisdiction that contain CBD. The legislation required the FDA to provide a report within 60 days regarding its progress in obtaining and analyzing data to help determine a policy of enforcement discretion and the process through which CBD will be evaluated for use in products. On March 5, 2020, the FDA issued a report on its progress and committed to expanding its educational efforts regarding CBD products, encouraging, facilitating and initiating more research on CBD, continuing to monitor the CBD marketplace and take appropriate action against unlawful CBD products that pose a risk of harm to the public and developing a risk-based enforcement policy aimed at protecting the public and providing more regulatory clarity regarding the FDA’s CBD enforcement priorities. The FDA was also required to conduct a sampling study of the current CBD marketplace to determine the extent to which products containing CBD are mislabeled or adulterated within 180 days of the enactment of the Further Consolidated Appropriations Act, 2020.
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
On September 4, 2020, the Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2020 was initially introduced in the U.S. House of Representatives and was reintroduced in the U.S. House of Representatives on February 4, 2021. The Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2020 permits the inclusion of hemp and CBD derived from hemp as ingredients in dietary supplements that otherwise comply with the applicable requirements for dietary supplements set forth in the FFDCA and the Fair Packaging and Labeling Act. The bill does not address the inclusion of hemp or CBD derived from hemp as ingredients in food products, and it is unclear whether it will ultimately be passed and signed into law.
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
On February 8, 2022, the Hemp Advancement Act of 2022 was introduced in the U.S. House of Representatives. The Hemp Advancement Act of 2022 would raise the permitted THC threshold for hemp and in-process hemp extract, remove the requirement that hemp testing occur at DEA-registered facilities, and allow people with drug-related felony convictions to receive a hemp license.
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
Employees
As of March 11, 2022, we had 801 full-time and 195 part-time employees. We are a party to four collective bargaining agreements with the United Food and Commercial Workers International Union in New York and Massachusetts. Of our employees, 48 are represented by the four collective bargaining agreements. We believe that we maintain good relations with our employees.
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
Available Information
Our website address is
 www.ianthus.com
. The contents of, or information accessible through, our website are not part of this Annual Report on Form
10-K,
and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form
10-K,
Quarterly Reports on Form
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
Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is
 www.sec.gov
. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS.
Risks Related to Our Company
We can provide no assurance when or if we will obtain regulatory approvals required for us to proceed with the transactions contemplated by the Recapitalization Transaction or that the Recapitalization Transaction will be consummated pursuant to the Plan of Arrangement under the BCBCA.
Certain of the transactions contemplated by the Recapitalization Transaction require review and/or approval by regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by us. Currently, regulatory approvals remain outstanding in five of the six states where regulatory approval of the Recapitalization Transaction is required and we cannot predict or otherwise provide assurance as to if or when we will receive the outstanding state regulatory approvals needed to close the Recapitalization Transaction. If we fail to obtain any required state-level regulatory approval, our ability to implement the Recapitalization Transaction could be limited.
We are significantly restricted in our ability to execute our merger and acquisition strategy while the Restructuring Support Agreement remains in effect.
Our business plan depends in part on our ability to continue merging with or acquiring other businesses in the cannabis industry, including cultivators, processors, manufacturers and dispensaries; however, while the Restructuring Support Agreement remains in effect, we have significant restrictions on our ability to execute any mergers and acquisitions.
Any future mergers or acquisitions, or similar transactions, that we execute once the restrictions on our ability to execute mergers and acquisitions imposed by the Restructuring Support Agreement are lifted, will be subject to conditions, which may include, without limitation, our satisfactory completion of due diligence, negotiation and finalization of formal legal documents, financing and approval from our Board of Directors and requisite regulatory approvals. As a result, there can be no assurance that we will complete any such transactions. If we do not complete such transactions, we may be subject to a number of risks, including, but not limited to:

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
The success of any future acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses, to retain their customers and maintain product quality.
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
Although we are, and will continue to be a Canadian corporation, we are classified as a U.S. domestic corporation for U.S. federal income tax purposes under section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended (the “U.S. Tax Code”) and are subject to U.S. federal income tax on our worldwide income. However, for Canadian tax purposes, regardless of any application of section 7874 of the U.S. Tax Code, we are treated as a Canadian resident corporation. As a result, we are subject to taxation in both Canada and the United States, which could have a material adverse effect on our financial condition and results of operations. It is unlikely that we will pay any dividends on our common shares in the foreseeable future. However, dividends received by shareholders who are residents of Canada for purposes of the Income Tax Act (Canada) (the “Canadian Tax Act”) will generally be subject to a 30% U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the U.S.-Canada income tax treaty (“U.S.-Canada Treaty”). In addition, a foreign tax credit or a deduction in respect of foreign taxes may not be available in respect of such taxes. Dividends received by shareholders resident in the United States will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax under the Canadian Tax Act. In the event we pay any dividends, they will be characterized as U.S. source income for purposes of the foreign tax credit rules under the U.S. Tax Code. Accordingly, shareholders resident in the United States generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, such shareholders have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax. Dividends received by shareholders that are residents of neither Canada nor the United States generally will be subject to U.S. withholding tax and Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty. Since we are classified as a U.S. domestic corporation for U.S. federal income tax purposes under section 7874(b) of the U.S. Tax Code, our common shares will be treated as shares of a U.S. domestic corporation and shareholders will be subject to the relevant provisions of the U.S. Tax Code and/or the U.S. Treaty.
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
Some of our subsidiaries are delinquent in the payment of federal and state income taxes and the IRS has assessed interest and penalties with respect to such delinquent payments which have a material adverse effect on our business.
Some of our subsidiaries have been unable to pay their United States federal and state income taxes for the 2020 tax year and no estimated United States federal or state income tax payments have been made with respect to the 2021 tax year. Those subsidiaries currently owe approximately $13,994,431 for 2020 and $23,966,256 for 2021 in United States federal income taxes and $593,083 for 2020 and $5,215,651 for 2021 in state income taxes. In addition, the IRS has assessed against those subsidiaries approximately $569,793 in interest and penalties, and state taxing authorities have assessed $899,692 in interest and penalties against those subsidiaries. Interest and penalties will continue to accrue for as long as such taxes, interest and penalties remain unpaid.
If our goodwill, other intangibles or fixed assets become impaired, we may be required to record a significant charge to earnings.
When we acquire a business, a substantial portion of the purchase price of the acquisition can be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other identifiable intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2021, we held intangible assets, including cannabis operations licenses, trade names and brand intangibles, net of amortization of $139.1 million.
Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment on December 31 st
 of each fiscal year. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangibles or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. As a result of our annual test, we recognized an impairment loss on goodwill and intangible assets of $7.4 million and $203.5 million for the years ended December 31, 2021 and 2020, respectively.
Under GAAP, if we determine that goodwill, other intangibles or fixed assets are impaired, we will be required to write down these assets. Any write-down would have a negative effect on our consolidated financial statements. As a result of the continued decrease in our share price during 2020, our share price declined below net book value per share. As a result, we were required to record a significant impairment loss to reduce the amount of goodwill recorded in our financial statements for the year ended December 31, 2020 to $Nil. If the share price continues to remain below the net book value per share, or other negative business factors arise, we may be required to perform additional impairment analyses before our next annual testing date which could result in additional impairment charges. During 2021 as our stock price continued to be below net book value per share, we performed an impairment assessment of each reporting unit, which resulted in an impairment loss on intangibles, right-of-use
assets and property, plant and equipment of $5.5 million in our CBD business for the year ended December 31, 2021.
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
We have previously experienced negative cash flow from operating activities.
We have previously experienced negative cash flow from operating activities. Although we believe we will continue to have positive cash flow from operating activities in future periods, we cannot provide assurance that we will achieve sufficient revenues from sales of cannabis, CBD and/or other related products to maintain profitability or positive cash flow from operating activities. Our inability to maintain profitability or positive cash flow from operating activities could have a material adverse effect on our business, financial condition and results of operations.
There is substantial doubt about our ability to continue as a going concern.
We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our audited financial statements for each of the two years ended December 31, 2021 and 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant cash flows, we expect to satisfy our future cash needs through debt or equity financing; however, there can be no assurance that such capital will be available, or if available, that it will be on terms acceptable to us.

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
Notwithstanding the passage of the 2018 Farm Bill, local law enforcement officials in Oklahoma and Idaho previously seized shipments of hemp traveling through those states on the grounds that (i) the products qualified as marijuana and were illegal under these states’ controlled substances laws and (ii) the interstate transportation provision of the 2018 Farm Bill had not yet taken effect. Criminal charges were also filed. Despite the intent of the 2018 Farm Bill to allow interstate transportation of hemp products—even through states lacking hemp programs—the novelty of the 2018 Farm Bill hemp provision and conflicts among state laws, has created confusion and caused differing interpretations among local authorities. Accordingly, there remains risk of enforcement even when activity is lawful under federal and state law. Notably, on May 28, 2019, the USDA Office of General Counsel issued a legal opinion concluding that, among other things, states may not prohibit the interstate transportation or shipment of hemp, regardless of whether the hemp is produced under the 2014 Farm Bill or the 2018 Farm Bill. This opinion is not binding and certain states have already indicated that they do not intend to follow it.
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
We have medical marijuana licenses in the states of New York, New Jersey, Florida, Maryland, Massachusetts, Vermont, Arizona and Nevada and operational dispensaries in each state except in Nevada and New Jersey. Where we have medical marijuana licenses, we sell our medical marijuana pursuant to applicable state laws only; however, compliance with states laws does not constitute compliance with the FDA, and the FDA has not approved our products for sale. Cannabis is a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), to our knowledge, the FDA has not approved a marketing application for a cannabis or cannabis-derived product for the treatment of any disease or condition. The FDA also has not permitted the marketing of certain
CBD-containing
products, such as foods, tinctures, gummies, and other ingestible products. Our
CBD-containing
products are not intended for use in the diagnosis, cure, mitigation, treatment, or prevention of a disease or condition. We can provide no assurance that our products or operations are in compliance with federal regulations, including those enforced by the FDA. Failure to comply with FDA regulations may result in among other things, warning letters, injunctions, product recalls, product seizures, fines and/or criminal prosecutions.
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
“Marijuana” is illegal under the CSA. The 2018 Farm Bill modified the definition of “marijuana” in the CSA so that the definition of “marijuana” no longer includes hemp. The 2018 Farm Bill defines hemp as the “plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9
tetrahydrocannabinol concentration of not more than 0.3% on a dry weight basis.” All of our hemp-derived products contain less than 0.3%
delta-9
tetrahydrocannabinol concentration content. As such, we believe that the manufacture, packaging, labeling, advertising, distribution and sale of our hemp-derived products do not violate the CSA. The FDA, however, does not permit the sale or distribution of certain products, including food and dietary supplements (such as tinctures and gummies). If federal or state regulatory authorities, however, were to determine that industrial hemp and derivatives could be treated by federal and state regulatory authorities as “marijuana”, we could no longer offer our CBD products legally and could potentially be subject to regulatory action. Violations of United States federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by the United States federal government including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. Any such actions could have a material adverse effect on our business.
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
We will need additional capital to sustain our operations and will likely need to seek further financing, but while the Restructuring Support Agreement remains in effect, we have significant restrictions on our ability to obtain further financing. Because the Restructuring Support Agreement currently limits our ability to raise additional capital, our ability to implement our business model and strategy is limited.
We have limited capital resources and operations. Our net losses for the year ended December 31, 2021 and 2020 were $76.2 million and $313.4 million, respectively, and our accumulated deficit as of December 31, 2021 and 2020 was $800.4 million and $724.1 million, respectively. To date, our operations have been funded primarily from the proceeds of debt and equity financings, and we may require additional equity and/or debt financing to support on-going
operations, to undertake capital expenditures or to undertake acquisitions or other business combination transactions; however, the Restructuring Support Agreement currently significantly restricts our ability to obtain any further financing as the Secured Lenders and Consenting Unsecured Lenders must consent our ability to seek and obtain further financing. Even once the restrictions imposed by the Restructuring Support Agreement on our ability to obtain further financing are lifted, the timing of which is unknown, there can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. If additional capital is raised through further issuances of equity or debt securities, existing holders of our common shares could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to our existing common shareholders. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. In addition, any debt financing secured in the future could also involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
Moreover, due to the fact that cannabis is illegal under U.S. federal law, we may have difficulty attracting investors or raising capital on favorable terms, or at all.
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

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.
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

Servicing our debt will require a significant amount of cash, and we do not have sufficient cash flow from our business to pay our debt obligations and are currently in default of our existing debt obligations.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We are in default of our obligations pursuant to the Debentures which, as of December 31, 2021, consists of $97.5 million and $60.0 million in principal amount plus accrued interest thereon of $30.9 million and $9.6 million with respect to the Secured Convertible Notes and Unsecured Convertible Debentures, respectively, as well as a $15.4 million Exit Fee related to the Secured Convertible Notes. Our operations do not generate sufficient cash flow to service our debt, which resulted in the current default of our debt obligations. Although we are unable to generate such cash flow, we are limited in our ability to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital as we are significantly restricted from implementing any alternatives pursuant to the terms of the Restructuring Support Agreement, and the timing of those restrictions being lifted is unknown.
Our operations could be adversely affected by events outside of our control such as natural disasters, wars or health epidemics.
We may be impacted by business interruptions resulting from pandemics and public health emergencies, including those related to the novel coronavirus known as
COVID-19
which surfaced in Wuhan, China in December 2019, geopolitical actions, including war and terrorism or natural disasters including earthquakes, hurricanes, floods and fires. An outbreak of infectious disease, a pandemic, or a similar public health threat, such as the outbreak of
COVID-19,
or a fear of any of the foregoing, could adversely impact our business by causing operating, manufacturing, supply chain and project development delays and disruptions, labor shortages, travel and shipping disruption and shutdowns (including as a result of government regulation and preventative measures). For example,
COVID-19
previously had and may in the future result in the temporary closures of one or more of our facilities; temporary or long-term labor shortages; temporary or long-term adverse impacts on our supply chain and distribution channels; and the potential of increased network vulnerability and risk of data loss resulting from increased use of remote access and removal of data from our facilities. In addition,
COVID-19
could negatively impact capital expenditures and overall economic activity in the impacted regions or depending on the severity, globally, which could impact the demand for our products and services. It is unknown whether and how we may be impacted if the
COVID-19
pandemic persists for an extended period of time or if there are increases in breadth or severity of
COVID-19,
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
The resignation of Hadley Ford in 2020 as our Chief Executive Officer could have an adverse impact on our business.
Our Board of Directors formed a special committee (the “Special Committee”) for the purpose of overseeing the investigation into alleged misconduct by Hadley Ford. The Special Committee concluded that Mr. Ford entered into two undisclosed loans (one loan for $100,000 with a related-party and the other for $60,000 with a non-arm’s
length party), that such loans created a potential or apparent conflict of interest and that such loans should have been disclosed to our Board of Directors in a timely manner. The Special Committee did not find a basis to conclude that Mr. Ford’s conduct in the face of the potential or apparent conflict of interest impacted the terms, timing, or negotiations we had with the related-party or non-arm’s
length party. Nevertheless, the Special Committee concluded, and the Board accepted, that the failure to disclose the two loans to the Board was a breach of our conflict of interest policies and of other obligations that Mr. Ford had as an officer and director of our Company. Based on the findings of the investigation, Mr. Ford resigned from his positions as our Chief Executive Officer and a member of our Board of Directors. In addition, in April 2020, June 2020 and July 2020, several shareholder class action lawsuits were filed against us, largely relating to Mr. Ford’s alleged misconduct. See Item 3, Legal Proceedings for additional information regarding such lawsuits. There can be no assurance that, as a result of Mr. Ford’s resignation or the findings of the investigation, we may incur further liability that could arise from additional legal proceedings and/or regulatory investigations, which could have a material adverse impact on our business.

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
Because our contracts involve cannabis and other activities that are not legal under federal law and in some state jurisdictions, we may face difficulties in enforcing our contracts in federal courts and certain state courts. We cannot provide assurance that we will have a remedy for breach of contract, which could have a material adverse effect on us.
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
Furthermore, the laws and positions of intellectual property offices administering such laws and regulations regarding intellectual property rights with respect to cannabis and services and products relating to cannabis are constantly evolving and there is uncertainty regarding whether the laws or regulations of other countries prohibit the filing, prosecution and issuance of applications for intellectual property registrations with respect to cannabis or services or products relating to cannabis and whether the laws or regulations of other countries prohibit the enforcement of rights under intellectual property registrations with respect to cannabis or services or products relating to cannabis. For example, our ability to obtain registered trademark protection with respect to cannabis and services and products related to cannabis may be limited in certain countries, such as the United States, where registered trademark protections are currently unavailable with the USPTO for trademarks covering cannabis or cannabis-based products in light of the CSA. Additionally, the U.S. Patent and Trademark Office (“USPTO”) promulgated Examination Guide
1-19,
which provides, among other things, that trademarks for food products, beverage products, dietary supplement products, or pet treat products containing hemp derived CBD can be rejected by the USPTO on the basis that the sale of such products in interstate commerce allegedly violates FDA law. Accordingly, our ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain countries. Moreover, in any infringement proceeding, some or all of our Intellectual Property rights or arrangements or agreements seeking to protect the same for our benefit may be found invalid, unenforceable, or anti-competitive. An adverse result in any litigation or defense proceedings could put one or more of our Intellectual Property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, the obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures and internal control over financial reporting among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the reporting requirements, rules and regulations will make some activities more time-consuming and costly, particularly after we are no longer deemed an “emerging growth company” or “smaller reporting company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems. Compliance with these rules and regulations could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.
We are required pursuant to Section 404 of Sarbanes-Oxley Act to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies, in which case we could become subject to regulatory sanction or investigation. Further, such an outcome could damage investor confidence in the accuracy and reliability of our financial statements.
Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2021 as a result of a material weakness in our internal controls, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include valuation of inventory, sales and expense cutoff for certain subsidiaries, and our provisioning of user access rights, password lengths, certain backup/recovery controls and change management controls. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the U.S. Tax Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change
net operating loss carryforwards (“NOLs”) to offset future taxable income. Similarly, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Canadian Tax Act and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital
losses from preceding taxation years. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the U.S. Tax Code or an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act, and adversely affect our ability to utilize our NOLs in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.
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
Achievement of our business objectives is contingent, in part, upon our compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary licenses, permits, authorizations, or accreditations for our cultivation, production and dispensary operations. We may not be able to obtain such approvals or may be able to do so only at a significant expense. The commercial cannabis industry is an emerging industry in the United States. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in or our failure to obtain the necessary licenses, permits, authorizations, or accreditations to conduct our business may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.
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
While certain states in the U.S. have legalized “medical cannabis,” “adult use cannabis” or both, medical and adult-use
cannabis remains illegal under federal law. The CSA classifies “marijuana” as a Schedule I drug. As such, cannabis-related business activities, including, without limitation, the cultivation, manufacture, importation, possession, use, or distribution of cannabis, remains illegal under U.S. federal law. Individual state laws do not always conform to U.S. federal law or the laws of other states, and there are a number of variations in the laws and regulations of the various states in which we operate. Although we believe our business activities and those of our subsidiaries are compliant with the laws and regulations of the states in which we and our subsidiaries operate, strict compliance with state and local laws with respect to cannabis neither absolves us of liability under U.S. federal law, nor provides a defense to any proceeding that may be brought against us under U.S. federal law. Any proceeding that may be brought against us could have a material adverse effect on our business, financial condition and results of operations. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions, or settlements, arising from either civil or criminal proceedings brought by either the U.S. federal government or private citizens, including, but not limited to, property or product seizures, disgorgement of profits, cessation of business activities, or divestiture. Such fines, penalties, administrative sanctions, convictions, or settlements could have a material adverse effect on, among other things:

•	our reputation and our ability to conduct business;

•	our ability to obtain and/or maintain cannabis licenses, whether directly or indirectly, in the United States;

•	the listing of our securities on various stock exchanges

•	our financial position, operating results, profitability, or liquidity; and

•	the market price of our securities.
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
We may be subject to heightened scrutiny by Canadian regulatory authorities.
Currently, the Company is traded on the CSE and on over-the-counter markets in the United States. The business, operations and investments of the Company in the United States, and any future business, operations or investments, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and the United States. As a result, the Company may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on the Company’s ability to operate or invest in the United States or any other jurisdiction, in addition to those described herein.
In 2017, there were concerns that the Canadian Depository for Securities Limited, through its subsidiary CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository (clearing and settling trades in the Canadian equity, fixed income and money markets), would refuse to settle trades for cannabis issuers that have investments in the United States. However, CDS has not implemented this policy.
On February 8, 2018, the Canadian Securities Administrators published Staff Notice 51-352 describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.
On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (the “TMX MOU”), with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange and the TSX Venture Exchange. The TMX MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The TMX MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Canadian securities exchanges to review the conduct of listed issuers. The TMX MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the TMX MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States. Even though the TMX MOU indicated that there are no plans to ban the settlement of securities through CDS, there can be no guarantee that this approach to regulation will continue in the future. If such ban were implemented at a time when our common shares are listed on a Canadian stock exchange, it would have a material adverse effect on the ability of holders of our common shares to make and settle trades. In particular, our common shares would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to affect a trade of our common shares through the facilities of the applicable Canadian stock exchange.
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
As cannabis remains illegal under U.S. federal law, those
non-U.S.
citizens who are employed at or investing in legal and licensed Canadian cannabis companies could face detention, denial of entry, or lifetime bans from the United States for their business associations with U.S. or Canadian cannabis businesses. Entry happens at the sole discretion of the U.S. Customs and Border Protection (the “USCBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. As a result, the Canadian government has started warning travelers that previous use of cannabis or any substance prohibited by U.S. federal laws could mean denial of entry to the United States. In addition, business or financial involvement in the legal cannabis industry in Canada or in the United States could also be a reason for USCBP officers to deny entry in the United States. In reaction to the then-

impending legalization of cannabis in Canada, the USCBP released a statement outlining its current position with respect to enforcement of U.S. federal laws. The statement specified that Canada’s legalization of cannabis would not change the USCBP’s enforcement of U.S. federal laws regarding controlled substances, and because cannabis continues to be a controlled substance under the CSA, working in or facilitating the proliferation of the cannabis industry in states or Canada where cannabis is legal may affect admissibility to the United States. Although, the USCBP has affirmed that Canadian citizens “working in or facilitating the proliferation of the legal cannabis industry in Canada, coming to the U.S. for reasons unrelated to the cannabis industry will generally be admissible to the U.S.,” if Canadian citizens, or any other travelers, are “found to be coming to the U.S. for reason related to the cannabis industry, they may be deemed inadmissible” and risk being barred from entry into the United States.
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
We are engaged in both the medical and
adult-use
marijuana industry in the United States where local state law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. To our knowledge, there are to date a total of 37 states, and the District of Columbia, that recognize, in one form or another, the medical use of cannabis, including the states in which we operate. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.
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
We have never paid dividends in the past and do not expect to declare or pay dividends on our common shares in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Should we declare and pay dividends on our common shares in the future, there may be significant tax implications to holders of our common shares who are recipients of such dividends. For example, as discussed above, we are a Canadian corporation and are classified as a U.S. domestic corporation for U.S. federal income tax purposes under the Section 7874(b) “inversion” rules of the U.S. Tax Code. As such, dividends received by shareholders who are residents of Canada for purposes of the Canadian Tax Act will generally be subject to a 30% U.S. withholding tax. In addition, any such dividends may not qualify for a reduced rate of withholding tax under the U.S.-Canada Treaty, and Canadian foreign tax credits may not be available under the Canadian Tax Act in respect of such taxes. Further, any dividends received by shareholders resident in the United States will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax under the Canadian Tax Act. In the event that we pay any dividends, such dividends will be characterized as U.S. source income for purposes of the foreign tax credit rules under the U.S. Tax Code. Accordingly, shareholders resident in the United States generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, such shareholders have an excess foreign tax credit limitation.
Dividends received by shareholders that are neither Canadian nor U.S. shareholders will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty. Because our common shares are treated as shares of a U.S. domestic corporation, the U.S. gift, estate and generation-skipping transfer tax rules generally apply to a non-U.S. shareholder of common shares. Each shareholder should seek tax advice, based on such shareholder’s particular circumstances, from an independent tax advisor.
There is a limited market for our common shares
Our common shares are listed for trading on the CSE and are quoted over-the-counter in the United States on the OTC Pink Tier of the OTC Markets Group, Inc. The over-the-counter markets provide less liquidity than U.S. national securities exchanges, such as the New York Stock Exchange or Nasdaq. Accordingly, a market for our common shares may become highly illiquid and holders of our common shares may be unable to sell or otherwise dispose of their common shares at desirable prices or at all.
Outstanding and future issuances of debt securities, which would rank senior to our common shares upon bankruptcy or liquidation, may adversely affect the level of return holders of common shares may be able to receive.
We currently have Secured Convertible Notes and Unsecured Convertible Debentures outstanding. In the future, we may increase our capital resources by offering additional debt securities. Upon bankruptcy or liquidation, holders of our debt securities and lenders would receive distributions of our available assets prior to any distributions being made to holders our common shares. As our decision to issue debt securities or borrow money from lenders will depend in part on market conditions, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. Holders of our common shares must bear the risk that current and future securities including the issuance of debt securities may adversely affect the level of return, if any, that the holders of our common shares may receive.
General Risk Factors
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located at 420 Lexington Avenue, Suite 414, New York, NY 10170. As of December 31, 2021, we lease: 5 facilities in the State of Arizona; 1 facility in the State of California; 1 facility in Canada; 25 facilities in the State of Florida; 4 facilities in the State of Maryland; 5 facilities in the State of Massachusetts; 2 facilities in the State of Nevada; 4 facilities in the State of New Jersey; 5 facilities in the State of New York; and 1 facility in the State of Vermont. In addition, we own: 4 facilities in the State of Arizona; 2 facilities in the State of Colorado; 1 facility in the State of Florida; 2 facilities in the State of Massachusetts; and 1 facility in the State of New York. The following table sets forth information about our properties. We believe that these facilities are generally suitable to meet our needs.

Location	Facility Type	Approximate Square Footage of Operational Facilities	Lease Expiration Dates
Arizona	Dispensary/Processing/Cultivation Administrative	87,465 3,976	April 2022 – March 2033

California	Administrative	2,133	October 2025

Canada	Administrative	2,864	June 2022

Colorado	Dispensary/Processing/Cultivation	22,343	January 2022 – June 2023

Florida	Dispensary/Processing/Cultivation Administrative	349,163 3,718	February 2023 – June 2030

Maryland	Dispensary/Processing	15,139	April 2022 – September 2027

Massachusetts	Dispensary/Processing/Cultivation Administrative	78,333 2,200	February 2022 – March 2027

Nevada	Dispensary/Processing/Cultivation	32,407	November 2023 – August 2026

New Jersey	Dispensary/Processing/Cultivation Administrative	4,500 3,000	May 2022 – September 2034

New York	Dispensary/Processing/Cultivation Administrative	11,790 16,956	March 2021 – January 2030

Vermont	Dispensary/Processing/Cultivation	16,960	April 2021
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
Roberts Matter
In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs’ actions sought a declaration that iAnthus must deliver certain share certificates to the Roberts Plaintiffs without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the iAnthus share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreements. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019 in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including a claim for damages in the aggregate amount of $22 million plus a claim for treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers in both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. Trial in this matter is currently scheduled to begin May 9, 2022. On August 6, 2020, Craig and Beverly Roberts filed a lawsuit against Randy Maslow in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to allegations for purported conversion in the complaints filed against the Company.
Walmer Matter
On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX. The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation following the MPX Acquisition. MPX withheld the redemption of approximately $1,250,000 of the original subscription amount of the MPX Debentures as MPX was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into the Company’s common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111,000,000 and breach of a security subordination agreement in the amount of $3,500,000. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against the Company and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in the British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX, the Company and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX and the Company to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111,000,000; (iii) damages for breach of a security subordination agreement in the amount of $3,500,000; (iv) damages for breach of a consultancy agreement in the amount of $440,000 plus $150,000 plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1,000,000. On October 31, 2019, the Company and MPX served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike the Company’s and MPX’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, the Company’s directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia.
Oasis Matter
On February 27, 2020, the Company filed a statement of claim in the Ontario Superior Court of Justice (“OSCJ”) against Oasis Investments II Master Fund Ltd. (“Oasis”), an Unsecured Lender. On July 15, 2020, in connection with the proposed Recapitalization Transaction, the Company agreed to discontinue with prejudice its litigation claim which it made on February 27, 2020 against Oasis (regardless of whether the Recapitalization Transaction is consummated). In response to the Company’s statement of claim, Oasis filed a statement of defense and counterclaim against the Company on March 13, 2020, alleging that the Company breached certain debt covenants and an order directing the Company to immediately repay Oasis its $25,000,000 investment plus applicable interest, expenses and fees, among other damages. In connection with the Recapitalization Transaction, Oasis has agreed, while the Restructuring Support Agreement is in effect, not to take any steps in connection with its counterclaim against the Company. In addition, the Company and Oasis have agreed that the counterclaim by Oasis against the Company will be dismissed as a condition of closing of the Recapitalization Transaction.

U.S. Shareholder Class Action
On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others in the United States District Court for the Southern District of New York (“SDNY”) seeking damages of an unspecified amount for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the court issued an order consolidating the various class actions complaints along with U.S.
Hi-Med
Matter (as set forth below) and appointed Jose Antonio Silva as lead plaintiff (the “Lead Plaintiff”) and lead counsel. On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action complaint. On October 14, 2020, the court issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the amended complaints no later than November 20, 2020. On November 20, 2020, the Company and its current Chief Financial Officer filed a motion to dismiss the amended class action complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the motion to dismiss. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed Second Amended Complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding the Lead Plaintiff’s Motion for Leave to File a Second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY
so-ordered
the Stipulation and the Lead Plaintiff’s Second Amended Complaint was deemed filed as of such date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss were filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition is due March 21, 2022.
U.S.
Hi-Med
Matter
On April 19, 2020,
Hi-Med
LLC
(“Hi-Med”),
an equity holder and a holder of an Unsecured Convertible Debenture in the principal amount of $5,000,000 filed a complaint in the SDNY against the Company, certain of the Company’s current and former directors and officers and other defendants.
Hi-Med
is seeking damages of an unspecified amount and the full principal amount of the Unsecured Convertible Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Convertible Debenture and the related debenture purchase agreement as well as alleged violations of Federal securities laws, including Sections 10(b),
10b-5
and 20(a) of the Exchange Act and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced above. On July 23, 2020,
Hi-Med
and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020,
Hi-Med
filed an amended complaint (the
“Hi-Med
Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the
Hi-Med
Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss
Hi-Med’s
Amended Complaint. On January 8, 2021,
Hi-Med
filed an opposition to the Motion to Dismiss. The reply to the opposition by the Company and certain of its current officers and directors was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its current officers’ and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that
Hi-Med
may move for leave to file a proposed Second Amended Complaint by September 30, 2021. On October 1, 2021,
Hi-Med
filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding
Hi-Med’s
Motion for Leave to File a Second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY
so-ordered
the Stipulation and
Hi-Med’s
Second Amended Complaint was deemed filed as of such date. On December 20, 2021, the Company and the current named officers and directors filed a Motion to Dismiss
Hi-Med’s
Second Amended Complaint.
Hi-Med’s
opposition to the Company’s and its named current officers and directors’ Motion to Dismiss were filed on February 3, 2022. The Company and the named current officers and directors’ reply to
Hi-Med’s
opposition is due March 21, 2022.
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

Canadian Shareholder Class Action Lawsuit
On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company and its former Chief Executive Officer and current Chief Financial Officer in the OSCJ. On September 27, 2021, the Court granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated, pending resolution of the plaintiff’s motion to compel the production of certain documents.
Claim by Former Consultant
On July 13, 2018, Joe Shane, a former consultant, filed a complaint, as amended on July 8, 2019 and November 20, 2019, in the District Court of Clark County, Nevada against the Company and two of its wholly-owned subsidiaries, CGX and MPX (collectively, the “iAnthus Defendants”), with respect to alleged consulting fees owed to such consultant pursuant to a Consultancy Services Agreement dated July 8, 2015 (“Consultancy Services Agreement”). The iAnthus Defendants responded to the former consultant’s first and second amended complaints on July 22, 2019 and December 11, 2019, respectively. On February 4, 2021, the former consultant served supplemental disclosure on the iAnthus Defendants which included a computation of damages totaling $167,000,000 for the alleged finder’s fee owed to such consultant by MPX and $5,416,200 for damages pursuant to the Consultancy Services Agreement. On August 23, 2021, the former consultant filed a notice to abandon certain claims initially filed in his complaint. Specifically, the former consultant abandoned his claims for: (i) breach of contract; (ii) breach of oral contract; (iii) constructive trust; (iv) intentional interference with a prospective business advantage and contractual relations; (v) conversion; and (vi) specific performance. The former consultant was only pursuing claims for quasi contract/unjust enrichment and quantum merit. On August 26, 2021, the iAnthus Defendants filed a Motion for Summary Judgment, which was denied on October 14, 2021. On December 13, 2021, the former consultant and iAnthus Defendants reached a mutual settlement and the complaint was dismissed with prejudice.
Plan of Arrangement
On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date for closing the pending Recapitalization Transaction be extended from August 31, 2021 to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ at which the OSCJ issued an endorsement (the “Stay Order”) that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement extending the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued its decision granting the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal, which is currently pending.
Claim by Former Consultant
On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against THCWC and iA AZ claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1,000,000 and $10,000,000. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“SC”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the SC. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint.

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
Stockholders
We had 204 shareholders of record as of February 28, 2022. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).
Dividend Policy
We have not declared or paid any cash or stock dividends on our common shares since our inception and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future. We are restricted from making distributions or dividend payments to us pursuant to loan agreements.
Recent Sales of Unregistered Securities
None.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and plan of operations together with our accompanying consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form
10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form
10-K.
All amounts in this report are in U.S. dollars, unless otherwise noted.
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
Through our subsidiaries, we currently own and/or operate 31 dispensaries and 10 cultivation and/or processing facilities in eight U.S. states. In addition, we distribute cannabis and CBD products to over 200 dispensaries and CBD products to over 1,500 retail locations throughout the United States. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional 14 dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of dispensary licenses in Florida, and up to 25 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states, all subject to the necessary regulatory approvals.
Our multi-state operations encompass the full spectrum of medical and adult-use
cannabis and CBD enterprises, including cultivation, processing, product development, wholesale-distribution and retail. Cannabis products offered by us include flower and trim, products containing cannabis flower and trim (such as
pre-rolls),
cannabis infused products (such as topical creams and edibles) and products containing cannabis extracts (such as vape cartridges, concentrates, live resins, wax products, oils and tinctures). Our CBD products include topical creams, tinctures and sprays and products designed for beauty and skincare (such as lotions, creams, haircare products, lip balms and bath bombs). Under U.S. federal law, cannabis is classified as a Schedule I controlled substance under the CSA. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone), to our knowledge, the FDA has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis, cannabis-derived or CBD products.
Financial Restructuring
The significant disruption of global financial markets, and specifically, the decline in the overall public equity cannabis markets due to the
COVID-19
pandemic negatively impacted our ability to secure additional capital, which caused liquidity constraints. In early 2020, due to the liquidity constraints, we attempted to negotiate temporary relief of our interest obligations with the Secured Lenders holding our Secured Convertible Notes issued by ICM. However, we were unable to reach an agreement and did not make interest payments when due and payable to the Secured Lenders or payments that were due to the Unsecured Lenders holding our Unsecured Convertible Debentures. We are in default of our obligations pursuant to the Secured Convertible Notes and Unsecured Convertible Debentures which, as of December 31, 2021, consists of $97.5 million and $60.0 million in principal amount plus accrued interest thereon of $30.9 million and $9.6 million with respect to the Secured Convertible Notes and Unsecured Convertible Debentures, respectively.
As a result of the default, all amounts, including principal and accrued interest, became immediately due and payable to the Lenders. Furthermore, as a result of the default, we also became obligated to pay an Exit Fee of $10.0 million that initially accrued interest at a rate of 13% annually and has since increased to 16% annually in relation to the Secured Convertible Notes, which Exit Fee as of December 31, 2021, is $15.4 million. Upon payment of the Exit Fee, the holders of our Tranche One Secured Convertible Notes are required to transfer the 3,891,051 common shares issued under the $10.0 million equity financing that closed concurrently with the Tranche One Secured Convertible Notes to us. As of December 31, 2021, we have not paid the Exit Fee and such shares have not been transferred to us.
On June 22, 2020, we received a notice demanding repayment under Secured Notes Purchase Agreement of the entire principal amount of the Secured Convertible Notes, together with interest, fees, costs and other charges that have accrued or may accrue from the Collateral Agent holding security for the benefit of the Secured Convertible Notes. The Collateral Agent concurrently provided us with the BIA Notice under section 244 of the BIA.
On July 10, 2020, we entered into the Restructuring Support Agreement with the Secured Lenders and the Consenting Unsecured Lenders to effectuate the proposed Recapitalization Transaction to be implemented by way of the Plan of Arrangement under the BCBCA following approval by the Secured Lenders, Unsecured Lenders and existing holders of our common shares, warrants and options (collectively, the “Existing Securityholders”), or only if necessary, the CCAA. Pursuant to Section 288(1) of the BCBCA, a company may propose an arrangement to its security holders (including shareholders and noteholders). To be effective, the arrangement must first be approved by security holders of the company and then by the Supreme Court of British Columbia pursuant to a final arrangement approval order. On September 14, 2020, our securityholders voted in support of the Recapitalization Transaction. Specifically, all of the Secured Lenders and Unsecured Lenders voted in favor of the Plan of Arrangement. In addition, the holders of our common shares, options and warrants, representing 79.0% of the votes cast, voted in favor of the Plan of Arrangement. On October 5, 2020, the Plan of Arrangement was approved by the Supreme Court of British Columbia, subject to the receipt of the Requisite Approvals. On November 3, 2020, Walmer Capital Limited, Island Investments Holdings Limited and Alastair Crawford collectively served and filed a Notice of Appeal with respect to the Court’s approval of the Plan of Arrangement, which appeal was dismissed by the British Columbia Court of Appeal on January 29, 2021. Because we received the necessary approvals of the Plan of Arrangement from the Supreme Court of British Columbia Secured Lenders, Unsecured Lenders and the holders of our common shares, options and warrants, the Recapitalization Transaction will be implemented under the BCBCA and not through Companies’ Creditors Arrangement Act (Canada) proceedings.
Pursuant to the Recapitalization Transaction, the Secured Lenders, the Unsecured Lenders and the Existing Shareholders are to be allocated and issued, approximately, such amounts of Restructured Senior Debt, Interim Financing, 8% Senior Unsecured Debentures and percentage of our pro forma common shares, as presented in the following table:

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

(2)
The Secured Lenders provided $14.7 million of Interim Financing to ICM on substantially the same terms as the Restructured Senior Debt, net of a 5% original issue discount. The amounts of the Interim Financing along with any accrued interest thereon is expected to be converted into, and the original principal balance will be added to, the Restructured Senior Debt upon consummation of the Recapitalization Transaction.

(3)
The 8% Senior Unsecured Debentures include payment in kind at an interest rate of 8% per annum, a maturity date which will be five years after the consummation of the Recapitalization Transaction, are non-callable
for three years and are subordinate to the Restructured Senior Debt but senior to our common shares.

(4)
On January 6, 2022, our Board of Directors approved the terms of a Long-Term Incentive Program recommended by the Board of Director’s compensation committee and, pursuant to which, we will allocate to certain of our employees (including executive officers) restricted stock units and option awards up to, in the aggregate, 5.75% of our fully diluted equity under our Amended and Restated Omnibus Incentive Plan dated October 15, 2018 in order to attract and retain such employees. The allocations of the LTIP Awards are contingent upon, and will occur within ten days following, the closing of the Recapitalization Transaction contemplated by the Restructuring Support Agreement. All of our existing warrants and options will be cancelled, and our common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

Upon consummation of the Recapitalization Transaction the New Board will be composed of the following members: (i) three nominees will be designated by Gotham Green Partners, LLC and each of its affiliates and subsidiaries on behalf of the Secured Lenders; (ii) three nominees will be designated by each of the Consenting Unsecured Lenders as follows: one by Oasis Investments II Master Fund Ltd., one by Senvest Global (KY), LP and Senvest Master Fund, LP, and one by Hadron Healthcare and Consumer Special Opportunities Master Fund; and (iii) one nominee will be designated by the director nominees of the Secured Lenders and Consenting Unsecured Lenders to serve as a member of the New Board, who will also serve as our Chief Executive Officer.
Pursuant to the terms of the proposed Recapitalization Transaction, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any Defaults and shall take such steps as are necessary to stop any current or pending enforcement efforts in relation thereto. Upon consummation of the Recapitalization Transaction, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders are also expected to irrevocably waive all Defaults and take all steps required to withdraw, revoke and/or terminate any enforcement efforts in relation thereto.
Consummation of the Recapitalization Transaction through the Plan of Arrangement is subject to certain conditions, including: approval of the Existing Securityholders, which has been obtained; approval of the Plan of Arrangement by the Supreme Court of British Columbia, which has been obtained; and the receipt of all the Requisite Approvals. Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in the following U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by us in such states. Specifically, we need approvals from Florida, Nevada, Maryland, Massachusetts, New Jersey, and New York.
On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of our wholly-owned subsidiary, GMNV, contemplated by the Recapitalization Transaction.
On June 17, 2021, the Massachusetts CCC approved the proposed change of ownership and control of the current licenses held by our wholly-owned subsidiaries, Mayflower and Cannatech, contemplated by the Recapitalization Transaction.
On August 12, 2021, Mayflower’s pending application for the Allston Retail License was approved by the CCC at its August 2021 public meeting. As a result of this August 12, 2021 approval, Mayflower submitted the New COC Application on November 10, 2021, and such application currently pending before the CCC.
On August 20, 2021, the Vermont DPS confirmed that it does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and our Interim Chief Executive Officer to be appointed upon the closing of the Recapitalization Transaction, which background checks have been completed.
On October 29, 2021, the Florida OMMU approved the Variance Request. On November 19, 2021, the Petition was filed by the Petitioners with the OMMU challenging the OMMU’s approval of the Variance Request and requesting a formal administrative hearing before an administrative law judge at the Florida Division of Administrative Hearings. As a result of the Petition, the OMMU informed the Company that the OMMU’s prior approval of the Variance Request is not an enforceable agency order until such time that there is a final resolution of the Petition and a final agency order is issued by the OMMU.
On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date for closing the pending Recapitalization Transaction be extended from August 31, 2021 be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived, which request was granted by the OSCJ on October 12, 2021. On November 10, 2021, we appealed the decision to the Ontario Court of Appeal, which is currently pending.

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
On January 7, 2022, the CRC approved our acquisition of 100% of the equity interest in New Jersey license holder MPX NJ. On February 1, 2022, we closed our acquisition of MPX NJ, which resulted in a requirement for prior regulatory approval for the change of beneficial ownership of MPX NJ that would result from the Recapitalization Transaction will be required as a condition to closing under the Restructuring Support Agreement.
Recent Developments
Acquisition of MPX NJ
Our wholly-owned subsidiary, INJ, pursuant to the Loan Agreement with MPX NJ dated October 24, 2019, exercised its right to convert the principal balance of the loans and accrued interest owed thereon into a 99% equity interest in MPX NJ, which conversion was subject to certain regulatory approvals. In addition, pursuant to the Option Agreement dated as of the same date with MPX NJ and its current equityholders, INJ exercised its option to acquire the remaining 1% of MPX NJ for nominal consideration, again subject to certain regulatory approvals. INJ exercised its rights under the Loan Agreement and Option Agreement on February 3, 2021 and February 25, 2021, respectively. On January 7, 2022, the CRC approved INJ’s acquisition of 100% of the equity interests of MPX NJ, and on February 1, 2022, we closed on our acquisition of MPX NJ.
Results of Operations for the Years Ended December 31, 2021 and 2020
Revenues and Gross Profit

	Years Ended December 31,
(in ’000s of U.S. dollars)	2021	2020 (Revised)
Revenues
Eastern Region	$128,979	$91,149
Western Region	72,424	57,613
Other	1,615	2,907

Total revenues	$203,018	$151,669

Cost of sales applicable to revenues
Eastern Region	$(44,116)	$(33,601)
Western Region	(44,547)	(33,374)
Other	(3,072)	(2,854)

Total cost of sales applicable to revenues	$(91,735)	$(69,829)

Gross profit
Eastern Region	$84,863	$57,548
Western Region	27,877	24,239
Other	(1,457)	53

Total gross profit	$111,283	$81,840

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey and Vermont. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.
Eastern region
For the year ended December 31, 2021, our sales revenues in the eastern region were $129.0 million as compared to $91.1 million for the year ended December 31, 2020, which represents an increase of 41.5%. Revenues across all retail and delivery channels experienced continuous growth from the prior year periods, while wholesale revenues remained consistent. The increase in sales revenues was also attributable to two new dispensaries in Florida, which opened in January 2021 and November 2021, respectively.
For the year ended December 31, 2021, gross profit was $84.9 million, or 65.8% of sales revenues, as compared to a gross profit of $57.5 million, or 63.1% of sales revenues, for the year ended December 31, 2020. The increase in gross margin is due to a more favorable sales mix of in-house
brands which yield higher margins and from the improvement in the efficiency and scale of our operations which resulted in lower costs of production across the eastern region.

During the year ended December 31, 2021, approximately 44,520 pounds of plant material was harvested in the eastern region as compared to approximately 27,500 pounds harvested during the year ended December 31, 2020. In the third quarter of 2021, we harvested our first crop in our new Fall River cultivation and processing facility located in Massachusetts. This new facility contributed 3,300 pounds of additional harvested biomass in the eastern region during the year ended December 31, 2021.
Western region
For the year ended December 31, 2021, our sales revenues in the western region were $72.4 million as compared to $57.6 million for the year ended December 31, 2020, which represents an increase of 25.7%. The increase in sales revenues was attributable to strong same-store sales growth in each of our four Arizona dispensaries as these locations are now offering recreational cannabis for adult-use
since the second quarter of this year. Wholesale and toll processing revenues in the western region have remained consistent year-over-year.
For the year ended December 31, 2021, gross profit was $27.9 million, or 38.4% of sales revenues, as compared to a gross profit of $24.2 million, or 42.1% of sales revenues, for the year ended December 31, 2020. Gross margins decreased due to higher sales discounts offered in Arizona during the year ended December 31, 2021.
During the year ended December 31, 2021, approximately 7,000 pounds of plant material was harvested in the western region as compared to approximately 6,800 pounds harvested during the year ended December 31, 2020.
Other revenues
For the year ended December 31, 2021, other revenues were $1.6 million as compared to $2.9 million for the year ended December 31, 2020. This decrease is due to lower online and wholesale sales of CBD products.
Expenses

	Years Ended December 31,
(in ’000s of U.S. dollars)	2021	2020 (Revised)
Total operating expenses	$133,308	$331,731
Total other income and expenses	31,974	44,838
Income tax expense	22,249	18,633
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
For the year ended December 31, 2021, our total operating expenses were $133.3 million as compared to $331.7 million for the year ended December 31, 2020, which represents a decrease of 59.8%.
The decrease in total operating expenses between the years ended December 31, 2021 and 2020 is primarily attributable to the significant impairment charge of $199.4 million taken on our remaining goodwill and $4.1 million on intangible assets in the prior year that did not exist during the year ended December 31, 2021. Impairment loss of $7.4 million taken during the year ended December 31, 2021 is attributable $5.5 million of impairment related to our CBD business and $1.9 million of impairment on the right-of-use
assets from sublease arrangements. Total operating expenses also decreased in comparison to the year ended December 31, 2020 due to a decrease in share-based compensation expenses and other general administrative expenses, partially offset by an increase in legal and professional fees stemming from the Recapitalization Transaction. Share-based compensation expense decreased by $4.8 million during the year ended December 31, 2021. This is a result of no stock options being granted during the year ended December 31, 2021 and from large forfeitures by certain executives during the year ended December 31, 2020. Furthermore, other general and administrative expenses decreased by $1.9 million as compared to the year ended December 31, 2020 from our continued cost savings measures. This is partially offset by increased legal and other professional fees of $5.6 million related to ongoing disputes and appeals from the Recapitalization Transaction, settlements and other ongoing legal matters.
During the year-ended December 31, 2021, excise taxes were $1.1 million (December 31, 2020—$1.0 million). Excise taxes are included as part of the selling, general, and administrative expenses on the consolidated statements of operations.

Total other income and expenses
Total other income and expenses include income and expenses that are not included in the ordinary day-to-day
activities of our business. This includes interest and accretion expenses on our financing arrangements, fair value gains or losses on our financial instruments, and income earned from arrangements that are not from our ordinary revenue streams of retail, wholesale, or delivery of cannabis products.
For the year ended December 31, 2021, our total other income and expenses were $(32.0) million as compared to $(44.8) million for the year ended December 31, 2020, which represents a decrease of 28.7%.
The decrease in total other expenses between the years ended December 31, 2021 and 2020 is primarily attributable to the provision for debt obligation fee as the principal amount of $10.3 million which was accrued during the year ended December 31, 2020 as a result of our default on the Tranche One Secured Convertible Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes. Further, the decrease in total other expenses is attributable to lower accretion expense of $7.9 million as our Tranche One Secured Convertible Notes, Tranche Two Secured Notes and Tranche Three have been fully accreted as of May 2021, as compared to full accretion expense for these instruments taken during the year ended December 31, 2020. This was partially offset by an increase in interest expense of $2.9 million as we are now accruing a full year of interest on our Interim Financing and February 2021 financings which did not exist in the prior year period, and less gains from changes in fair value of financial instruments of $4.9 million.
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
For the year ended December 31, 2021, our income tax expense was $22.2 million as compared to $18.6 million for the year ended December 31, 2020, which represents an increase of 19.4%. The increase in income tax expense is a result of our higher taxable income during the year ended December 31, 2021, and from certain expenses that are disallowed under Section 280E.
Liquidity and Capital Resources
As of December 31, 2021, we held unrestricted cash of $13.2 million (December 31, 2020—$11.0 million), an accumulated deficit of $800.4 million (December 31, 2020—$724.1 million), and a working capital deficit of $230.4 million (December 31, 2020—$186.3 million). In assessing our liquidity, we monitor our cash on-hand
and our operating expenditure commitments required to execute our day-to-day
operations and our long-term strategic plans. To date, we have financed our operations primarily through equity and debt financings and our cash flows from operations and anticipate that we will need to raise additional capital to fund our operations in the future. We expect to finance our operating activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, the terms of certain of our debt instruments impose certain restrictions on our operating and financing activities, including, but not limited to, our ability to incur certain additional indebtedness and our ability to issue shares or convertible securities. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, our ability to achieve sustainable revenues and profitable operations, and our ability to obtain the necessary capital to meet our obligations and repay our liabilities when they become due.
We are currently in default with respect to our Secured Convertible Notes and Unsecured Convertible Debentures which, as of December 31, 2021, amounted to $213.4 million, including interest accrued thereon. In February 2021, we issued $11.0 million of senior secured bridge notes. While we believe that we have funding necessary for us to continue as a going concern, we may need to raise additional capital and there can be no assurance that such capital will be available to us on favorable terms, if at all. As such, these material circumstances cast substantial doubt on our ability to continue as a going concern for a period of no less than 12 months from the date of this report, and our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned.

Cash Flow for the Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020
Operating Activities
Our net cash flows from operating activities are affected by a number of factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development of newly acquired businesses and the level of cash collections received from our customers.
Net cash provided by operating activities during the year ended December 31, 2021 was $16.1 million as compared to net cash used in operating activities of $9.8 million for the year ended December 31, 2020. Net cash provided from operating activities was primarily attributable to our net loss of $76.2 million, partially offset by $31.0 million of depreciation and amortization expense, $23.6 million in interest expense, $9.1 million of accretion expense, $7.4 million of impairment losses, $16.5 million from changes in non-working
capital items, $6.5 million in share-based compensation, $1.9 million from reserves taken on our inventories, and $1.7 million from interest accrued on the Exit Fee, partially offset by $4.6 million of deferred income taxes recognized during the year ended December 31, 2021.
Changes in other operating assets for the year ended December 31, 2021 include an increase in inventory of $6.9 million due to increased production and cultivation activity as compared to the prior year period.
Changes in other operating liabilities for the year ended December 31, 2021, include an increase in accrued and other current liabilities of $22.0 million due to additional interest and income taxes accrued in the current period.
As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although we expect to continue to have positive cash flows from operations in 2022, no assurance can be given that we will have positive cash flows in the future.
I
nvesting Activities
Net cash used in investing activities during the year ended December 31, 2021 was $21.3 million as compared to $14.7 million for the year ended December 31, 2020. The increase in cash used in investing activities was primarily attributable to higher cultivation and dispensary construction expenditures of $6.0 million. In addition, during the year ended December 31, 2021, we loaned $1.2 million to MPX NJ as compared to $3.2 million during the year ended December 31, 2020.
There was a cash flow from investing activities during the year ended December 31, 2021 from the sale of certain property, plant and equipment of $0.3 million. This compared to $0.3 million from the sale of certain property, plant and equipment and $2.5 million from the redemption and sale of our investment in Reynold Greenleaf & Associates, LLC during the year ended December 31, 2020.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $10.2 million as compared to $1.3 million for the year ended December 31, 2020. During the year ended December 31, 2021, our financing activities increased primarily as a result of the issuance of the senior secured bridge notes in the principal amount of $11.0 million, offset by related debt issuance costs of $0.7 million. During the year ended December 31, 2020, our financing activities were comprised of the Interim Financing in the principal amount of $14.7 million, offset by related debt issuance costs of $2.2 million. This was partially offset by the $10.8 million repayment of the note payable to the Elizabeth Stavola 2016 NV Irrevocable Trust which was assumed by us as part the MPX Acquisition.
Related Party Transactions
As part the MPX Acquisition, we acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrues interest at the rate of 16.0%, compounded annually. Interest is due upon maturity of the loan on December 31, 2021. The balance of such facility was $4.6 million as of December 31, 2021 (December 31, 2020 – $3.2 million), which includes accrued interest of $0.9 million (December 31, 2020—$0.3 million). The related party balances are presented in the other long-term assets line on the consolidated balance sheets. During the year ended December 31, 2021, we exercised our right to convert the principal balance of the loan and accrued interest into a 99% equity interest in MPX NJ, which conversion was subject to certain regulatory approvals. On January 7, 2022, the CRC approved our acquisition of the equity interests in MPX NJ, and on February 1, 2022 we closed the acquisition of MPX NJ, resulting in INJ owning 100% of the equity interests of MPX NJ.

Critical Accounting Policies and Accounting Estimates
Critical Accounting Policies
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
Leases
We lease some items of property, plant and equipment, office, cultivation, processing and dispensary space. On the lease commencement date, a lease is classified as a capital lease or an operating lease based on the classification criteria of the lease guidance under GAAP. As of January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codificaton (“ASC”) Topic 842 Leases (“ASC 842”) and applied the lease classification criteria contained therein for any new leases. Upon adoption of ASC 842, we recorded right-of-use (“ROU”) assets for all of its leased assets classified as operating leases. The ROU assets were computed as the present value of future minimum lease payments, including additional payments resulting from a change in an index such as a consumer price index or an interest rate, plus any prepaid lease payments minus any lease incentives received. A lease liability was also recorded at the same time. No ROU asset is recorded for leases with a lease term, including any reasonably assured renewal terms, of 12 months or less.
Share-based Compensation
Share-based awards are measured at the fair value of the stock options at the grant date and recognized as expense over the requisite service periods in our consolidated statements of operations. The fair value of options is determined using the Black-Scholes option pricing model which incorporates all market vesting conditions. The number of options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the share-based awards granted shall be based on the number of awards that eventually vest. Amounts recorded for forfeited or expired unexercised options are accounted for in the year of forfeiture. Upon the exercise of stock options, consideration received on the exercise of share-based awards is recorded as paid-in-capital.
Share-based compensation expense includes compensation cost for employee and non-employee share-based payment awards granted and all modified or cancelled awards. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated under ASC 718-10-55. Compensation expense for these awards is recognized using the straight-line single-option method. Share-based compensation expense is not adjusted for estimated forfeitures, but instead adjusted upon an actual forfeiture of a stock option. We utilize the risk-free rate determined by the market yield on Government of Canada marketable bonds over the contractual term of the instrument being issued.
Critical Accounting Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We believe the following critical accounting policies govern the more significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.
Estimated Useful Lives and Depreciation and Amortization of Long-Lived Assets
Depreciation and amortization of long-lived assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets. The estimated useful life and amortization or depreciation method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.
Inventories
Inventory is valued at the lower of cost, determined on a weighted average cost basis, and net realizable value. Net realizable value is determined as the estimated selling price less a reasonable estimate of the costs of completion, disposal, and transportation. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory and the contractual arrangements with customers. At the end of each reporting period, we perform an assessment of inventory obsolescence to measure inventory at the lower of cost or net realizable value. Factors considered in determining obsolescence include, but are not limited to, slow-moving inventory or products that can no longer be marketed.
Share-based Compensation
We use the Black-Scholes pricing model to determine the fair value of stock options granted under share-based payment arrangements. The critical assumptions and estimates used in determining the fair value of share-based compensation include: expected life of options, volatility of our future share price, risk free rate, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.
JOBS Act
On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of iAnthus Capital Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in
share
holders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2018.
New York, NY
March 17, 2022

iANTHUS CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars or shares)

	As of December 31,
	2021	2020
		(Revised)

Assets
Cash	$13,244	$11,015
Restricted cash	3,334	495
Accounts receivable, net of allowance for doubtful accounts of $27 (December 31, 2020 - $401)	3,595	3,351
Prepaid expenses	3,178	3,611
Inventories, net	30,447	25,451
Other current assets	1,603	1,700

Current Assets	55,401	45,623

Investments	568	512
Property, plant and equipment, net	112,634	106,997
Right-of-use assets	30,429	33,083
Other long-term assets	8,650	8,137
Intangible assets, net	139,062	158,781

Total Assets	$346,744	$353,133

Liabilities and Shareholders’ (Deficit) Equity

Accounts payable	$13,636	$12,089
Accrued and other current liabilities	99,446	55,053
Current portion of long-term debt, net of issuance costs	165,381	157,042
Derivative liabilities	16	245
Current portion of lease liabilities	7,342	7,450

Current Liabilities	285,821	231,879

Long-term debt, net of issuance costs	27,999	14,133
Deferred income tax	27,507	32,122
Long-term portion of lease liabilities	27,814	27,670

Total Liabilities	369,141	305,804

Commitments and Contingencies

Shareholders’(Deficit) Equity

Common shares - no par value. Authorized - unlimited number. 171,718 - issued and outstanding (December 31, 2020 - 171,718 - issued and outstanding)	—	—
Shares to be issued	1,531	1,531
Additional paid-in capital	776,462	769,940
Accumulated deficit	(800,390)	(724,142)

Total Shareholders’(Deficit) Equity	$(22,397)	$47,329

Total Liabilities and Shareholders’ Equity	$346,744	$353,133

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2021	2020
		(Revised)

Revenues, net of discounts	$203,018	$151,669
Costs and expenses applicable to revenues	(91,735)	(69,829)

Gross profit	111,283	81,840

Operating expenses
Selling, general and administrative expenses	96,967	98,380
Depreciation and amortization	28,927	26,189
Write-downs, recoveries and other charges, net	47	3,698
Impairment loss	7,367	203,464

Total operating expenses	133,308	331,731

Loss from operations	(22,025)	(249,891)

Interest income	517	403
Other income	1,573	1,007
Interest expense	(23,615)	(20,685)
Accretion expense	(9,057)	(16,962)
Provision for debt obligation fee	(1,677)	(13,764)
Gains from change in fair value of financial instruments	285	5,163

Loss before income taxes	(53,999)	(294,729)

Income tax expense	22,249	18,633

Net loss	$(76,248)	$(313,362)

Net loss per share - basic and diluted	$(0.44)	$(1.83)
Weighted average number of common shares outstanding - basic and diluted	171,718	171,649
The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of U.S. dollars or shares)

	Year Ended December 31, 2021
	Number of Common Shares	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – January 1, 2021 - (Revised)	171,718	$1,531	$769,940	$(724,142)	$47,329
Share-based compensation	—	—	6,522	—	6,522
Net loss	—	—	—	(76,248)	(76,248)

Balance – December 31, 2021	171,718	$1,531	$776,462	$(800,390)	$(22,397)

	Year Ended December 31, 2020
	Number of Common Shares	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2020	171,643	$1,531	$761,722	$(410,780)	$352,473
Share issuance – Settlement of outstanding obligations	75	—	193	—	193
Share-based compensation	—	—	11,350	—	11,350
Other - Warrant issuance	—	—	(3,325)	—	(3,325)
Net loss (Revised)	—	—	—	(313,362)	(313,362)

Balance (Revised) – December 31, 2020	171,718	$1,531	$769,940	$(724,142)	$47,329

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S dollars)

	Year Ended December 31,
	2021	2020
		(Revised)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(76,248)	$(313,362)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Interest income	(517)	(403)
Interest expense	23,615	20,685
Accretion expense	9,057	16,962
Debt obligation fees	1,677	13,764
Impairment loss	7,367	203,464
Depreciation and amortization	31,040	27,920
Write-downs, recoveries and other charges, net	47	3,698
Inventory reserve	1,902	—
Share-based compensation	6,522	11,543
Gain from change in fair value of financial instruments	(285)	(5,163)
Income from equity-accounted investments	—	(182)
Deferred income taxes	(4,623)	(4,537)
Change in operating assets and liabilities (Note 16)	16,594	15,783

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$16,148	$(9,828)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(19,440)	(13,435)
Acquisition of intangible assets	(959)	(821)
Proceeds from redemption and sale of investment	—	2,481
Proceeds from sale of property, plant and equipment	275	281
Issuance of related party promissory note	(1,194)	(3,246)

NET CASH USED IN INVESTING ACTIVITIES	$(21,318)	$(14,740)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	11,000	14,737
Debt issuance costs	(694)	(2,230)
Repayment of debt	(68)	(11,250)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,238	$1,257

CASH AND RESTRICTED CASH:
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH DURING THE YEAR	5,068	(23,311)

CASH AND RESTRICTED CASH, BEGINNING OF YEAR	11,510	34,821

CASH AND RESTRICTED CASH, END OF YEAR	$16,578	$11,510

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Description of Business
iAnthus Capital Holdings, Inc. (“ICH”, or “iAnthus”), together with its consolidated subsidiaries (the “Company”) was incorporated under the laws of British Columbia, Canada, on November 15, 2013. The Company is a vertically-integrated multi-state owner
and
operator of licensed cannabis cultivation, processing and dispensary facilities, and developer, producer and distributor of innovative branded cannabis and cannabidiol (“CBD”) products in the United States. Through the Company’s subsidiaries, licenses, interests and contractual arrangements, the Company has the capacity to operate dispensaries and cultivation/processing facilities, and manufacture and distribute cannabis across the states in which the Company operates in the U.S. Additionally, the Company distributes CBD products online and to retail locations across the United States.
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
Note 2—Summary of Significant Accounting Policies
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
(b) Going Concern
These consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the year ended December 31, 2021, the Company reported a net loss of $76.2 million, operating cash inflows of $16.1 million and an accumulated deficit of $800.4 million as of December 31, 2021, including an impairment loss of its intangible assets, right-of-use
(“ROU”) asset, and property, plant and equipment balances of $7.4 million. These material circumstances cast substantial doubt on the Company’s ability to continue as a going concern for a period at least

12
months from the date of this report and ultimately on the appropriateness of the use of the accounting principles applicable to a going concern.
During

the year ended December 31, 2021, due to liquidity constraints, the Company did not make interest payments due to the lenders of the Company’s 13% senior secured convertible debentures (the “Secured Notes”) and the 8% convertible unsecured debentures (the “Unsecured Debentures”) (together the “Lenders”). The Company is currently in default with respect to

certain of

its l
ong-term debt, which, as of December 31, 2021 consists of $
97.5
 million and $
60.0
 million of principal amount and $
30.9
 million and $
9.6
 million in accrued interest with respect to the Secured Notes and Unsecured Debentures, respectively. In addition, as a result of the default, the Company has accrued
 additional fees and interest of $
15.4
 million in excess of the aforementioned amounts. Refer to Note 8 and Note 17 for further discussion.
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
COVID-19
(“COVID-19”),
including, but not limited to:

•
renegotiation of existing financing arrangements and other material contracts, including any amendments, waivers, extensions or similar agreements with the Lenders and/or stakeholders of the Company and/or its subsidiaries that the Special Committee determines are in the best interest of the Company and/or its subsidiaries;

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
On June 22, 2020, the Company received notice from Gotham Green Admin 1, LLC (the “Collateral Agent”), as collateral agent holding security for the benefit of the holders of the Company’s Secured Notes, with a demand for repayment (the “Demand Letter”) under the Amended and Restated Secured Debenture Purchase Agreement dated October 10, 2019 (the “Secured Notes Purchase Agreement”) of the entire principal amount of the Secured Notes, together with interest, fees, costs and other allowable charges that had accrued or might accrue in accordance with the Secured Notes Purchase Agreement and the other Transacti
o
n Agreements (as defined in the Secured Notes Purchase Agreement). The Collateral Agent also concurrently provided the Company with a Notice of Intention to Enforce Security (the “BIA Notice”) under section 244 of the Bankruptcy and Insolvency Act (Canada) (the “BIA”).
On Jul
y 10, 2020, the Company and certain of its subsidiaries entered into a restructuring support agreement (as amended, the “Restructuring Support Agreement”) with holders of our Secured Notes (the “Secured Lenders”) and certain holders of our Unsecured Debentures

(the “Consenting Unsecured Lenders”) to affect a proposed recapitalization transaction (t he “Recapitalization Transaction”). Under the Restructuring Support Agreement, certain of the Secured Lenders agreed to provide interim financing of $
14.7
 million (the “Tranche Four Secured
Notes”).

Refer Note 17 for further details regarding the proposed transaction.
Subject to compliance with the Restructuring Support Agreement, the Secured Lenders and the Consenting Unsecured Lenders will forbear from further exercising any rights or remedies in connection with any events of default of the Company occurring under their respective agreements and will stop any current or pending enforcement actions with respect to the same, including as set forth in the Demand Letter.
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
On September 14, 2020, the Company held meetings at which the stakeholders approved the Plan of Arrangement. Following the stakeholder vote, on September 25, 2020, the Company attended a court hearing before the Supreme Court of British Columbia (the “Court”) to receive approval of the Plan of Arrangement. On October 5,

2020, the Company received final approval from the Court for the Plan of Arrangement. On November 5, 2020, the Company received a notice of appeal with respect to the final approval for the Plan of Arrangement by the Court, and on January 29, 2021, the appeal was dismissed by the British Columbia Court of Appeal. Because the Company received the necessary approvals of the Plan of Arrangement from the Supreme Court of British Columbia, Secured Lenders, Unsecured Lenders and the holders of the Company’s common shares, options and warrants, the Recapitalization Transaction will be implemented through the British Columbia Business Corporations Act and not the CCAA.
The Company may be required to obtain other necessary approvals with respect to the Plan of Arrangement, including approvals by state-level regulators and the CSE (collectively, the “Requisite Approvals”). Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by the Company in such states. On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, GreenMart of Nevada NLV, LLC (“GMNV”), contemplated by the Recapitalization Transaction. On June 17, 2021, the Massachusetts Cannabis Control Commission (the “CCC”) approved the proposed change of ownership and control of the current licenses held by the Company’s wholly-owned subsidiaries, Mayflower Medicinals, Inc. (“Mayflower”) and Cannatech Medicinals, Inc. (“Cannatech”), contemplated by the Recapitalization Transaction (the “June 17 Approval”). On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021 (the “Outside Date”).
On August 12, 2021, Mayflower’s pending application for a Marijuana Establishment retail license for its Allston, Massachusetts retail location (the “Allston Retail License”) was approved by the CCC at its August
 2021
public meeting. As a result of
such
August 12, 2021 approval, Mayflower must submit a new change of ownership and control application to the CCC in connection with the Recapitalization Transaction with respect to the Allston Retail License (the “New COC Application”). The New COC Application must be submitted by Mayflower and approved by the CCC before the June 17 Approval can be effectuated. The New COC Application was submitted by Mayflower on November 10, 2021 and is currently pending before the CCC.
On August 20, 2021, Gotham Green Partners, LLC and Gotham Green Admin 1, LLC (the “Applicants”) filed a Notice of
Application (the “Application”) with the Ontario Superior Court of Justice Commercial List (“OSCJ”), which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ at which the OSCJ issued an endorsement (the “Stay Order”) that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued its decision granting the Applicant’s relief sought in the Application (the “Decision”). Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal, which remains pending.

On August 20, 2021, the Vermont Department of Public Safety (the “DPS”) confirmed that DPS does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and Interim Chief Executive Officer of the Company to be appointed upon the closing of the Recapitalization Transaction
, which background checks have been completed.
On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, McCrory’s (as defined below) contemplated by the Recapitalization Transaction (the “Variance Request”). On November 19, 2021,

a petition (the “Petition”) was filed by certain petitioners (the “Petitioners”) with the
OMMU
challenging the OMMU’s approval of the Variance Request and requesting a formal administrative hearing before an administrative law judge at the Florida Division of Administrative Hearings. As a result of the Petition, the OMMU informed the Company that the OMMU’s prior approval of the Variance Request is not an enforceable agency order until such time that there is a final resolution of the Petition and a final agency order is issued by the OMMU.
State-level regulatory approvals remain outstanding in Massachusetts, Maryland, New Jersey, New York and Florida as a result of the Petition until there is a final resolution of the Petition and a final agency order is issued by the OMMU. On January 7, 2022, the New Jersey Cannabis Regulatory Commission (“CRC”) approved the Company’s acquisition of 100% of the equity interest in New Jersey license holder MPX New Jersey, LLC (“MPX NJ”). On February 1, 2022, the Company closed on its acquisition of MPX NJ, which resulted in a requirement for prior regulatory approval for the change of beneficial ownership of MPX NJ that would result from the Recapitalization Transaction to be required as a condition to closing under the Restructuring Support Agreement.
The Company believes that the financing transactions
received to date
should provide the necessary funding for the Company to continue as a going concern. However, there can be no assurance that such capital will be available. As such, these material circumstances cast substantial doubt on the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
(c) Basis of Consolidation
The consolidated financial statements include the accounts of the Company together with its consolidated subsidiaries.
The accounts of subsidiaries are prepared for the same reporting period as the parent company using consistent accounting policies. Intercompany accounts and transactions, including all unrealized intercompany gains or losses on transactions have been eliminated. The Company’s subsidiaries and its interests in each are presented below as of December 31, 2021:

Name of Entity	Place of Incorporation	Interest
MPX Bioceutical ULC (“MPX ULC”) (1)	Canada	100%
MPX Luxembourg SARL (1)	Luxembourg	100%
ABACA, Inc. (1)	Arizona, USA	100%
Ambary, LLC (1)	Arizona, USA	100%
Health For Life, Inc. (1)	Arizona, USA	100%
iAnthus Arizona, LLC (“iA AZ”)	Arizona, USA	100%
S8 Management, LLC (1)	Arizona, USA	100%
S8 Rental Services, LLC (1)	Arizona, USA	100%
Soothing Options, Inc. (1)	Arizona, USA	100%
The Healing Center Wellness Center, Inc. (“THCWC”) (1)	Arizona, USA	100%
Bergamot Properties, LLC	Colorado, USA	100%
Scarlet Globemallow, LLC	Colorado, USA	100%
iAnthus Capital Management, LLC (“ICM”)	Delaware, USA	100%
GHHIA Management, Inc. (“GHHIA”)	Florida, USA	100%
GrowHealthy Properties, LLC (“GHP”)	Florida, USA	100%
iAnthus Holdings Florida, LLC (“IHF”)	Florida, USA	100%
McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”)	Florida, USA	100%
iA IT, LLC	Illinois, USA	100%
Budding Rose, Inc. (1)	Maryland, USA	100%
GreenMart of Maryland, LLC (1)	Maryland, USA	100%
LMS Wellness, Benefit, LLC (1)	Maryland, USA	100%
Rosebud Organics, Inc. (1)	Maryland, USA	100%
Cannatech Medicinals, Inc. (1)	Massachusetts, USA	100%
Fall River Development Company, LLC (1)	Massachusetts, USA	100%
IMT, LLC (1)	Massachusetts, USA	100%
Mayflower Medicinals, Inc.	Massachusetts, USA	100%
Pilgrim Rock Management, LLC	Massachusetts, USA	100%
CGX Life Sciences, Inc. (“CGX”) (1)	Nevada, USA	100%

GreenMart of Nevada NLV, LLC (GMNV) (1)	Nevada, USA	100%
iAnthus Northern Nevada, LLC	Nevada, USA	100%
GTL Holdings, LLC	New Jersey, USA	100%
iA CBD, LLC (“iA CBD”)	New Jersey, USA	100%
iAnthus New Jersey, LLC	New Jersey, USA	100%
Citiva Medical, LLC (“Citiva”)	New York, USA	100%
iAnthus Empire Holdings, LLC	New York, USA	100%
FWR, Inc.	Vermont, USA	100%
Grassroots Vermont Management Services, LLC	Vermont, USA	100%
Pakalolo, LLC	Vermont, USA	100%

(1)
Entities acquired as a part of the MPX Bioceutical Corporation (“MPX”) acquisition on February 5, 2019 (the “MPX Acquisition”). During the year ended December 31, 2020, the Company dissolved
CinG-X
Corporation of America.

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
Significant estimates made by
management
include, but are
not
limited to: economic lives of leased assets; inputs used in the valuation of inventory; allowances for potential uncollectability of accounts and notes receivable, provisions for inventory obsolescence; impairment assessment of long- lived assets and goodwill; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.
(e) Cash and Restricted Cash
For purposes of the consolidated balance sheets and the statements of cash flows, cash includes cash and restricted cash amounts held primarily in U.S.

dollars.
Restricted
cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of December 31, 2021, the Company held $3.3 million as restricted cash
(December 31, 2020—$
0.5
millio
n),
which is mainly related to funds held in escrow from the iAnthus New Jersey, LLC (“INJ”) senior secured bridge notes (“Senior Secured Bridge Notes”). The net proceeds from the Senior Secured Bridge Notes were placed in escrow, and the availability of the funds are subject to drawdown requests that must be approved by the Secured Lenders.
The following table summarizes a reconciliation of cash and restricted cash reported within the consolidated balance sheets to such amounts presented in the statements of cash flows:

	As of December 31,
	2021	2020
Cash	$13,244	$11,015
Restricted cash	3,334	495

Total cash and restricted cash presented in the statements of cash flows	$16,578	$11,510

(f) Accounts Receivable
Allowances for doubtful accounts receivable are based on the Company’s assessment of the collectability of specific customer balances, which is based upon a review of the customer’s creditworthiness and past collection history. For trade accounts receivable that have characteristics of both a contractual maturity of one year or less
,

and arose from the sale of goods or services, the Company will write off the specific balance against the allowance for doubtful accounts when it is known that a provided amount will not be collected.

(g) Inventories
Inventory is comprised of supplies, raw materials, finished goods and work-in-process
such as harvested cannabis plants and
by-products
to be harvested. Inventory is valued at the lower of cost, determined on a weighted average cost basis, and net realizable value. The direct and indirect costs of inventory initially include the costs to cultivate the harvested plants at the time of harvest. They also include subsequent costs such as materials, labor, and overhead involved in processing, packaging, labeling, and inspection to turn raw materials into finished goods. All direct and indirect costs related to inventory are capitalized as they are incurred and are subsequently recorded within costs and expenses applicable to revenues on the consolidated statements of operations at the time of sale.
Net realizable value is determined as the estimated selling price less a reasonable estimate of the costs of completion, disposal, and transportation. At the end of each reporting period, the Company performs an assessment of inventory obsolescence to measure inventory at the lower of cost or net realizable value. Factors considered in determining obsolescence include, but are not limited to, slow-moving inventory or products that can no longer be marketed. As such, any identified slow moving and/or obsolete inventory is written down to its net realizable value through costs and expenses applicable to revenues on the consolidated statements of operations.
(h) Investments
The Company currently accounts for its equity-accounted investments using the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) 323. The investments are initially recognized at cost. Subsequent to initial recognition, the carrying value of the Company’s investments are adjusted for the Company’s share of income or loss and distributions each reporting period. The carrying value of the Company’s investments are assessed for indicators or impairment at each balance sheet date.
The Company applies fair value accounting for its other investments recognized as financial assets that are disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions of market participants.
(i) Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost net of accumulated depreciation, write-downs and impairment losses. Depreciation is calculated on a straight-line basis over the estimated useful life as follows:

Buildings	—	25 years

Leasehold improvements	—	over the shorter of the initial term of the underlying lease plus any reasonably assured renewal terms, and the useful life of the asset

Production equipment	—	5 years

Processing equipment	—	5 years

Sales equipment	—	3 - 5 years

Office equipment	—	3 - 5 years

Land	—	not depreciated
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
As a result of declining performance of the Company’s CBD business during the year ended December 31, 2021, an impairment test was performed for iA CBD’s long-lived assets as of December 31, 2021. The Company calculated the fair value of the asset group using the income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth and operating margins. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. The Company concluded that the carrying amount of the long-lived assets exceeded the imputed fair value and recorded an impairment loss of $5.5 million for the year ended December 31, 2021 (December 31, 2020—$4.1 million) and impairment loss of less than $0.1 million has been allocated to property, plant and equipment.
(j) Leases
The Company leases some items of property, plant and equipment, office, cultivation, processing and dispensary space. On the lease commencement date, a lease is classified as a capital lease or an operating lease based on the classification criteria of the lease guidance under U.S. GAAP. As of January 1, 2019, the Company adopted FASB ASC Topic 842
Leases
(“ASC 842”) and applied the lease classification criteria contained therein for any new leases
.
Upon adoption of ASC 842, the Company recorded ROU assets for all of its leased assets classified as operating leases. The ROU assets were computed as the present value of future minimum lease payments, including additional payments resulting from a change in an index such as a consumer price index or an interest rate, plus any prepaid lease payments minus any lease incentives received. A lease liability was also recorded at the same time. No ROU asset is recorded for leases with a lease term, including any reasonably assured renewal terms, of 12 months or less.

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
As a result of declining performance of the Company’s CBD business during the year ended December 31, 2021, an impairment test was performed for iA CBD’s long-lived assets as of December 31, 2021 (Refer to Note 2(k)). The Company concluded that the carrying amount of the long-lived assets exceeded the imputed fair value and recorded an impairment loss of $5.5 million for the year ended December 31, 2021 (December 31, 2020—$4.1 million) and impairment loss of $0.3 million has been allocated to ROU asset. Further, the Company entered into multiple sublease agreements pursuant to which the Company tested its ROU assets of related subleased facilities for impairment and recorded impairment expense of $1.8 million for the year ended December 31, 2021 (December 31, 2020 - $Nil). Refer to Note 4.
(k) Intangible Assets
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
The Company reviews the carrying values of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group might not be recoverable. Assets are grouped at the lowest level for which identifiable cash flows are largely independent when testing for, and measuring for, impairment. In performing its review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset or asset group and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future
cash flows.
As a result of declining performance of the Company’s CBD business during the year ended December 31, 2021, an impairment test was performed for iA CBD’s long-lived assets as of December 31, 2021. The Company calculated the fair value of the asset group using the income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth and operating margins. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. The Company concluded that the carrying amount of the long-lived assets exceeded the imputed fair value and recorded an impairment loss of $5.5 million for the year ended December 31, 2021 (December 31, 2020—$4.1 million) and impairment loss of $5.2 million has been allocated to intangible assets.

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
The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events or circumstances, the Company determines if it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step
impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit.
As a result of the decline in the Company’s stock price and market capitalization, the enterprise fair value of the Company exceeded the Company’s market capitalization as of March 31, 2020. In order to align the implied control premium with current general market conditions, the impairment losses recorded for each reporting unit were higher than those indicated by a difference in carrying value and fair value. For the year ended December 31, 2020, the Company recorded an aggregate impairment loss of $199.4 million against its goodwill balance. As of December 31, 2021, the Company’s goodwill balance was $Nil (December 31, 2020 - $Nil).
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
The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations.
The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. The Company follows the provisions of ASC Topic 740,
Accounting for Income Taxes.
ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in a Company’s consolidated financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognized the benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not
threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company does not expect any significant changes in the unrecognized tax benefits within 12 months of the reporting date.
(o) Revenue Recognition
The Company recognizes revenue under the provision of ASC 606—“
Revenue from Contracts with Customers
. The Company generates revenue primarily from the sale of cannabis, cannabis related products and provision of services. The Company uses the following five-step contract-based analysis of transactions to determine if, when and how much revenue can be recognized:

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
(r) Share-based Compensation
The Company has a stock option plan. Share-based awards are measured at the fair value of the stock options at the grant date and recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The fair value of options is determined using the Black-Scholes option pricing model which incorporates all market vesting conditions. The number of options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the share-based awards granted shall be based on the number of awards that eventually vest. Amounts recorded for forfeited or expired unexercised options are accounted for in the year of forfeiture. Upon the exercise of stock options, consideration received on the exercise of share-based awards is recorded as paid-in-capital.
Share-based compensation expense includes compensation cost for employee and non-employee
share-based payment awards granted and all modified or cancelled awards. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated under ASC
718-10-55.
Compensation expense for these awards is recognized using the straight-line single-option method. Share-based compensation expense is not adjusted for estimated forfeitures, but instead adjusted upon an actual forfeiture of a stock option. The Company utilizes the risk free rate determined by the market yield on Government of Canada marketable bonds over the contractual term of the instrument being issued.
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

(s) Contingent Liabilities
In accordance with the FASB ASC Topic 450
Contingencies
, the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case.
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
(v) Reclassification
Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications adjustment had no effect on the Company’s previously reported consolidated statement of operations and consolidated statements of cash flows.
The following table summarizes the effects of reclassification adjustment on the line items within the Company’s consolidated statements of operations:

Prior Year’s Line item	Reclassified Amount	Current Year’s Line item

Selling, general and administrative expenses	$10,658	Depreciation and amortization
Amortization of intangibles	15,531	Depreciation and amortization
Other losses	169	Other income
The following table summarizes the effects of reclassification adjustment on the line items within the Company’s consolidated statements of cash flows:

Prior Year’s Line item	Reclassified Amount	Current Year’s Line item
Change in operating assets and liabilities	$3,246	Net cash used in investing activities

(w) Revision of Prior Period Financial Statements
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
Based on an analysis of ASC 250 – “Accounting Changes and Error Corrections,” Staff Accounting Bulletin 99 – “Materiality” and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended.
The following table summarizes the effects of the adjustment on the line items within the Company’s consolidated balance sheet as of December 31, 2020:

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
The effect of the adjustments on the line items on the Company’s consolidated statement of operations for the year ended December 31, 2020 was as follows:

	Year Ended December 31, 2020
	As previously reported	Adjustment	As adjusted
Costs and expenses applicable to revenues	$(64,988)	$(4,841)	$(69,829)
Gross margin	86,681	(4,841)	81,840
Loss from operations	(245,050)	(4,841)	(249,891)
Loss from operations before income tax	(290,070)	(4,841)	(294,911)
Income tax expense	19,961	(1,328)	18,633
Net loss	(309,849)	(3,513)	(313,362)
The
effect of the adjustments on the line items on the Company’s consolidated statement of cash flow for the year ended December 31, 2020 was as follows:

	December 31, 2020
	As previously reported	Adjustment	As adjusted
Net loss	$(309,849)	$(3,513)	$(313,362)
Change in operating assets and liabilities	9,024	3,513	12,537

The effect of the adjustment on the line items within the Company’s inventories as of December 31, 2020 was as follows:

	December 31, 2020
	As previously reported	Adjustment	As adjusted
Supplies	$8,457	$(3,447)	$5,010
Raw materials	8,857	(1,810)	7,047
Work in process	5,737	(27)	5,710
Finished goods	7,241	443	7,684

Total	$30,292	$(4,841)	$25,451

(
x
) Coronavirus Pandemic
In March 2020, the World Health Organization declared the global emergence of the
COVI
D-19
pandemic. The Company will continue to monitor guidance and orders issued by federal, state, and local authorities with respect to
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
Although, the Company has been deemed essential and/or has been permitted to continue operating its facilities in the states in which it cultivates, processes, manufactures, and sells cannabis during the pendency of the
COVID-19
pandemic, subject to the implementation of certain restrictions on adult-use
cannabis sales in both Massachusetts and Nevada, which have since been lifted, there is no assurance that the Company’s operations will continue to be deemed essential and/or will continue to be permitted to operate. The Company may incur expenses or delays relating to such events outside of its control, which could have a material adverse impact on its business, operating results, financial condition and the trading price of the common shares of the Company.
Note 3 - New Accounting Standards and Accounting Changes
Adoption of New Accounting Policies
In December 2019, the FASB issued Accounting Standards Update (“ASU”)
No. 2019-12,
Simplifying the Accounting for Income Taxes, Income Taxes Topic 740 (“ASU
2019-12”).
The purpose of ASU
2019-12
is to remove certain exceptions for investment, inter period allocations and interim calculations, and it adds guidance to reduce complexity in accounting for income taxes. ASU
2019-12
is effective for annual and interim periods beginning January 1, 2021. The Company adopted the new standard in the first quarter of 2021. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU
2020-01,
Investments
—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU
2020-01”),
which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU
2020-01
is effective beginning January 1, 2021. The Company adopted the new standard in the first quarter of 2021, the adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued FASB Accounting Standard Updates
In October
2021, the FASB issued
 ASU
No. 2021-08,
Business Combinations (Topic
805)
: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update provides an improvement on the accounting for acquired revenue contracts with customers in a business combination by addressing differences and inconsistencies related to the recognition of acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment requires that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic
606
. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic
606
as if it had originated the contracts. For public business entities, the update is effective for fiscal years beginning after December
15
,
2022
, including interim periods within those fiscal years, while for all other entities, the amendments are effective for fiscal years beginning after December
15
,
2023
, including interim periods within those fiscal years. The FASB provides that the guidance be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.
In

November 2021
, the FASB issued ASU
No. 2021-10,
Government Assistance (Topic
832)
: Disclosures by Business Entities about Government Assistance (“ASU
2021-10”).
The update serves to increase transparency in the disclosure and presentation of government assistance, thus, providing comparable and transparent information to investors and other financial statement users to enable them to understand the financial results and prospects for future cash flows. ASU
2021-10
provides some guidance on disclosures including, information about the nature of the transaction, accounting policy applied, significant terms and conditions, as well as commitments and contingencies. The amendments in the update are effective for all entities for fiscal years beginning after December
15
,
2021
, with an earlier application also permitted. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.
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
On August 5, 2020, the FASB issued ASU
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
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

Note 4 – Leases
The Company mainly leases office space and cannabis cultivation, processing and retail dispensary space. Leases with an
initial term of less than 12 months are not recorded on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it was reasonably certain that the renewal options on the majority of its cannabis cultivation, processing and retail dispensary space would be exercised based on previous history and knowledge, current understanding of future business needs and the level of investment in leasehold improvements, among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the rate available to the parent company. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain subsidiaries of the Company rent or sublease certain office space to/from other subsidiaries of the Company. These intercompany subleases are eliminated on consolidation and have lease terms ranging from less than 1 year to 15 years.

The components of lease expense are as follows:

Classification	Statement of Operation Information	Year Ended December 31,
		2021	2020
Operating lease costs (1)	Selling, general and administrative expenses	$8,722	$8,765

Total lease cost		$8,722	$8,765

(1)	Includes short-term leases and variable lease costs for the year ended December 31, 2021 and 2020.
Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	Year Ended December 31,
		2021	2020
Right-of-use assets	Operating leases	$30,429	$33,083

Lease Liabilities
Current portion of lease liabilities	Operating leases	$7,342	$7,450
Long-term lease liabilities	Operating leases	27,814	27,670

Total		$35,156	$35,120

Maturities of lease liabilities for operating leases as of December 31, 2021, were as follows:

Operating Leases
2022	$7,342
2023	7,367
2024	7,501
2025	7,637
2026	7,439
Thereafter	57,464

Total lease payments	$94,750
Less: interest expense	(59,594)

Present value of lease liabilities	$35,156
Weighted-average remaining lease term (years)	11.7
Weighted-average discount rate	19%

The Company entered into multiple sublease agreements during the year ended December 31, 2021, pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s consolidated balance sheets. For the year ended December 31, 2021, the Company recorded sublease
 income of $0.6 million (December 31, 2020—$Nil), which is included in the other income line on the consolidated statements of operations. The sublease income to be earned over the remaining sublease term was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company tested its ROU assets of related subleased facilities for impairment and recorded impairment expense of $1.8 million for the year ended December 31, 2021 (December 31, 2020—$Nil).
In addition to above, as a result of declining performance of the Company’s CBD business during the year ended December 31, 2021, an impairment test was performed for iA CBD’s long-lived assets as of December 31, 2021 (Note 2). The Company concluded that the carrying amount of the long-lived assets exceeded the imputed fair value and as a result recorded an impairment loss on ROU assets of
$0.3 million for the year ended December 31, 2021 (December 31, 2020—$Nil).

Note 5—Inventories
Inventories is comprised of the following items:

	As of December 31,
	2021	2020
		(Revised)
Supplies	$6,188	$5,010
Raw materials	5,641	7,047
Work in process	11,219	5,710
Finished goods	7,399	7,684

Total	$30,447	$25,451

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the year ended December 31, 2021, the Company recorded $0.4 million (December 31, 2020
–

$2.0 million), related to spoiled inventory in costs and expenses applicable to revenues on the consolidated statements of operations. Please refer to Note 2 for further discussion on the prior period revision.
For the year ended December 31, 2021, the Company recorded $1.9 million (December 31, 2020 - $Nil) in costs and expenses applicable to revenues on the consolidated statements of operations for inventory reserves. As of December 31, 2021 and 2020, the Company had inventory reserves of $1.9 million and $Nil, respe cti
vely.

Note 6—Property
, Plant and Equipment

	As of December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$21,502	$1,930	$19,572
Leasehold improvements	101,966	24,221	77,745
Production equipment	7,678	3,512	4,166
Processing equipment	4,773	3,022	1,751
Sales equipment	1,344	574	770
Office equipment	3,798	1,754	2,044
Land	4,293	—	4,293
Construction in progress	2,293	—	2,293

Total	$147,647	$35,013	$112,634

	As of December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$3,619	$754	$2,865
Leasehold improvements	82,356	14,325	68,031
Production equipment	6,308	2,292	4,016
Processing equipment	4,369	1,635	2,734
Sales equipment	1,139	421	718
Office equipment	3,504	1,002	2,502
Land	4,293	—	4,293
Construction in progress	21,838	—	21,838

Total	$127,426	$20,429	$106,997

For the year ended December 31, 2021, the Company recorded a depreciation expense of $13.5 million (December 31, 2020—$10.7 million). During the year ended December 31, 2021, the Company disposed of property, plant and equipment, amounting to $0.2 million (December 31, 2020—$3.5 million), with net consideration of $0.3 million and a gain of $0.1 million (December 31, 2020—loss of $2.7 million).
As a result of declining performance of the Company’s CBD business during the year ended December 31, 2021, an impairment test was performed for iA CBD’s long-lived assets as of December 31, 2021 (Note 2). The Company concluded that the carrying amount of the long-lived assets exceeded the imputed fair value and recorded an impairment loss on property, plant, and equipment of less than
$0.1
million for the year ended December 31, 2021 (December 31, 2020
—$Nil).

Note 7—
Intangible Assets

	As of December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Licenses	$153,272	$33,967	$119,305
Trademarks	29,100	12,125	16,975
Other	3,762	980	2,782

	$186,134	$47,072	$139,062

	As of December 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Licenses	$153,273	$23,713	$129,560
Trademarks	34,620	8,748	25,872
Other	4,034	685	3,349

	$191,927	$33,146	$158,781

As a result of declining performance of the Company’s CBD business during the year ended December 31, 2021, an impairment test was performed for iA CBD’s long-lived assets as of December 31, 2021 (Note 2). The Company concluded that the carrying amount of the long-lived assets exceeded the imputed fair value and recorded an impairment loss on intangible assets of $5.2 million for the year ended December 31, 2021 (December 31, 2020—$4.1 million).
In December 2018, GMNV, a wholly owned subsidiary was awarded four conditional adult-use
dispensary licenses (“Marijuana Retail Store Licenses”) by the Nevada Department of Taxation which was later replaced by the
Nevada Cannabis Compliance Board (“CCB”). The CCB award of the conditional adult-use
Marijuana Retail Store Licenses was challenged by several unsuccessful applicants in an action in Nevada state court. On July 29, 2020, the CCB and certain plaintiffs and intervenors, including GMNV, executed a partial settlement requiring GMNV to transfer one of the Marijuana Retail Store Licenses (the “Conditional License”) to a settling plaintiff. The Company determined that the carrying value of the Conditional License was not recoverable and exceeded its fair value. As a result, an impairment loss of $4.1 million, the total carrying amount of the Conditional License, was recorded to intangible assets in the Western Region for the year ended December 31, 2020.

During the year

ended December 31, 2021, the Company acquired $0.9 million in other intangible assets (December 31, 2020—$0.8 million), primarily related to internal-use
software. The weighted average remaining amortization period for these additions is 3 years as of December 31, 2021.

Amortization expense for the year ended December 31, 2021 and 2020 was $15.4 million and $15.5 million, respectively.
The estimated amortization expense for each of the years ended December 31, as follows:

2022	$15,375
2023	15,317
2024	15,317
2025	14,410
2026	14,410

Note 8—Long
-Term Debt

	Secured Notes (1)	May 2019 Debentures	March 2019 Debentures	Other	Total

As of January 1, 2021	$115,350	$23,240	$31,665	$920	$171,175

Fair value of financial liabilities issued	13,056	—	—	160	13,216
Accretion of balance	6,496	793	1,473	295	9,057
Repayment	—	—	—	(68)	(68)

As of December 31, 2021	$134,902	$24,033	$33,138	$1,307	$193,380

	Secured Notes	Stavola Trust Note	May 2019 Debentures	March 2019 Debentures	Other	Total
As of January 1, 2020	$77,248	$10,800	$22,471	$30,255	$1,278	$142,052

Fair value of financial liabilities issued	13,072	—	—	—	—	13,072
Accretion of balance	14,691	—	769	1,410	92	16,962
Provision for debt obligation fees 1	10,339	—	—	—	—	10,339
Repayment	—	(10,800)	—	—	(450)	(11,250)

As of December 31, 2020	$115,350	$—	$23,240	$31,665	$920	$171,175

(1)	This amount includes the Company’s obligation to pay an exit fee of $10.0 million that accrues interest at a rate of 13% per annum (the “Exit Fee”) under the Secured Notes.
As of December 31, 2021, the total and unamortized discount costs were $30.3 million and $3.2 million, respectively (December 31, 2020—$30.3 million and $9.5 million, respectively). As of December 31, 2021, the total and unamortized debt issuance costs were $7.7 million and $2.5 million, respectively (December 31, 2020—$7.0 million and $3.5 million, respectively).
As of December 31, 2021, the total interest accrued on both current and long-term debt was $45.6 million (December 31, 2020—$23.3 million).

(a) Secured Notes
Tranche One
On May 14, 2018, the Company issued $40.0 million secured notes (the “Tranche One Secured Notes”) with a maturity date of May14, 2021. The notes provide that if there is a change in control, holders can require the Company to repay the Tranche One Secured Notes at a price equal to 105% of the then outstanding principal amount together with accrued and unpaid interest and fees; provided that, 90% or more of the principal amount outstanding on the date of the change of control has been tendered for redemption. The Tranche One Secured Notes initially accrued
 interest at a rate of 13.0%, per annum, payable quarterly on the last business day of each fiscal quarter, beginning on June 29, 2018. In an event of default, the interest rate would increase by 3.0% to 16.0% per annum. Furthermore, the Company is required to pay the Exit Fee upon maturity of the Tranche One Secured Notes. However, the Exit Fee shall be forgiven and cancelled in full if, no later than five days prior to the maturity date, the Company pays the amounts outstanding at such time (other than the Exit Fee) in full.
The Company issued the Tranche One Secured Notes in the principal amount of $40 million to Gotham Green Partners (“GGP”) Senior Secured (“Tranche One”) debt on the closing date. Because the conversion price of $3.08 was less than the stock price, this gave rise to a beneficial conversion feature valued at $7.9 million. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the closing date. The discount to the Tranche One Secured Notes is being amortized to accretion expense until maturity or its earlier repayment or conversion. During the year ended December 31, 2021, the amount of amortization recorded in accretion expense was $1.0 million (December 31, 2020—$2.6 million).

The debt host
contract is being accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned relative fair value of $26.2 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $2.3 million. During the year ended December 31, 2021, interest expense and accretion expense of $6.7 million and $2.4 million, respectively, were recorded on the consolidated statements of operations (December 31, 2020—$6.4 million and $6.0 million, respectively).
The Tranche One Secured Notes were issued with warrants to purchase, in aggregate, up to 6,670,372 common shares of the Company at an exercise price of $3.60 per share (“Equity Warrants”). The Equity Warrants expired on May 14, 2021. In accordance with ASC
815-10,
the Equity Warrants were treated as freestanding financial

instruments
, qualified for the scope exception under ASC
815-10-15-74,
and were recorded at relative fair value in shareholders’ equity on the consolidated balance sheets. At issuance, the Equity Warrants were valued at $8.4 million, net of issuance costs.
Concurrent with the issuance of the Tranche One Secured Notes, $10.0 million comprising of 3,891,051 units (“Units”) of the Company were issued. Each Unit is comprised of one Class A common share of the Company at $2.57 per share and a warrant to purchase one Class A share of the Company at an exercise price of $3.86 per share (“Warrants”). The Warrants expired on May 14, 2021. In accordance with ASC
815-10,
the Warrants were recorded at relative fair value in
paid-in-capital
within shareholders’ equity on the consolidated balance sheets. At issuance, the Warrants were valued at $4.8 million, net of issuance costs. The Class A Shares were also classified as equity and were recorded at their relative fair value of $8.6 million, net of issuance costs.
The fair values of the debt host contract, Equity Warrants and the Warrants were estimated using the Black-Scholes model, with a volatility of 88.3%, dividend yield of 0.0% and risk-free rate of 2.0%. Issuance costs of $4.4 million were allocated to each of the instruments in proportion to the total proceeds allocated to each. Any issuance costs directly and distinctly related to a specific instrument were allocated to that instrument only. The fair value of the Class A shares was determined using the closing market price of common shares on the date of issuance as the Class A shares may be exchanged for common shares upon issuance at an exchange ratio of
1:1
.

All
the equity warrants expired on May 14, 2021,

and the related balance moved within shareholders’ equity on the consolidated balance sheets.
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
As of March 31, 2020, the Company was not in compliance with the market value test and the Company did not make interest payments, therefore in breach of a financial covenant for the Tranche One Secured Notes, Tranche Two Secured Notes (as defined herein), and Tranche Three Secured Notes (as defined herein). Furthermore, the Company was in default on its Secured Notes as of March 31, 2020, and as a result, an event of default occurred on April 4, 2020. This default was triggered on the Company’s long-term debt, which as of December 31, 2021, consisted of $97.5 million and $60.0 million of principal amount and $30.9 million and $9.6 million in accrued interest with respect to the Secured Notes and Unsecured Debentures, respectively. As a result of the default, the Company is classifying the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes as current liabilities on the consolidated balance sheets. As of December 31, 2021, the Company is still in default on the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes due to nonpayment of interest. Further details on the default are disclosed in Note 17.
For the year ended December 31, 2021, interest expense of $1.7 million (December 31, 2020
–
 $3.4 million), was recorded in relation to the Exit Fee on the consolidated statements of operations. As of December 31, 2021, the Company accrued $15.4 million (December 31, 2020—$13.8 million) related to the Exit Fee, comprised of an aggregate principal amount of $10.3 million and $5.1 million in accrued interest (December 31, 2020 – an aggregate principal amount of
$10.3 million and $3.5 million in accrued interest). Furthermore, as a result of this default, the Company is classifying the Exit Fee as a current liability on the consolidated balance sheets as of December 31, 2021.
On July 10,
2020, the Company entered into the Restructuring Support Agreement (
f
urther details are disclosed in Note 2 (b) and Note 17), pursuant to which market value test has been eliminated and principal amount with respect to Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes will remain outstanding until the closing of the Recapitalization Transaction and interest will continue to accrue at default rate of 16.0% per annum until such time.

Tranche Two
On September 30, 2019, the Company issued an additional $20.0 million of secured notes (the “Tranche Two Secured Notes”). The Tranche Two Secured Notes accrue
d
interest at 13.0%, mature
d on
May 14, 2021, and are convertible into 10,582,011 shares of the Company at $1.89 per share (“Tranche Two Conversion Option”). The Tranche Two Secured Notes were issued with warrants to purchase, in aggregate, up to 5,076,142 shares of the Company at an exercise price of $1.97 per share (“Tranche Two Equity Warrants”). The Tranche Two Equity Warrants expired on May 14, 2021.

The
 debt host contract is being accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned relative fair value of $17.3 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $0.3 million. During the year ended December 31, 2021, interest expense and accretion expense of $3.2 million and $
0.7
million, respectively, were recorded on the consolidated statements of operations (December 31, 2020—$3.1 million and $1.8 million, respectively).

In accordance
with ASC
815-10,
the Tranche Two Equity Warrants were treated as freestanding financial instruments, qualified for the scope exception under ASC
815-10-15-74,
and were recorded at relative fair value in shareholders’ equity on the consolidated balance sheets as of December 31, 2021. At issuance the Tranche Two Equity Warrants were valued at $2.6 million, net of issuance costs.
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
All the equity warrants expired on
May 14, 202
1,
and the related balance moved within shareholders’ equity on the consolidated balance sheets.
Pursuant to the Restructuring Support Agreement, the principal amount of the Tranche Two Secured Notes will remain outstanding until the closing of the Recapitalization Transaction and interest will continue to accrue at default rate of 16.0% per annum until such time.
All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes are also applicable to Tranche Two Secured Notes.

Tranche Three
On December 20, 2019, the Company issued an additional $36.2 million of secured notes (the “Tranche Three Secured Notes”). The Tranche Three Secured Notes

accrued
interest at 13.0%, mature
d

on
May 14, 2021, and are convertible into 22,448,415 shares of the Company at a conversion price of $1.61 per share (“Tranche Three Conversion Option”). The Tranche Three Secured Notes were issued with warrants to purchase, in aggregate, up to 10,792,508 shares of the Company at an exercise price of $1.67 per share (“Tranche Three Equity Warrants”). The Tranche Three Equity Warrants expired on May 14, 2021.
The debt host contract is being accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned a relative fair value of $30.9 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $0.6 million. During the year ended December 31, 2021, interest expense and accretion expense of $
5.9
million and $
1.6
million, respectively, were recorded on the consolidated statements of operations (December 31, 2020—$5.6 million and $4.1 million, respectively).

In accordance with ASC
815-10,
the Tranche Three Equity Warrants were treated as freestanding financial instruments, qualified for the scope exception under ASC
815-10-15-74,
and were recorded at relative fair value in shareholders’ equity on the consolidated balance sheets. At issuance, the Tranche Three Equity Warrants were valued at $5.1 million, net of issuance costs.

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

All the equity warrants expired on May 14, 2021,
and related balance moved within shareholders’ equity on the consolidated balance sheets.
Pursuant to the Restructuring Support Agreement, the principal amount of the Tranche Three Secured Notes will remain outstanding until the closing of the Recapitalization Transaction and interest will continue to accrue at default rate of 16.0% per annum until such time.
All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes and Tranche Two Secured Notes are also applicable to Tranche Three Secured Notes.

Tranche Four
On July 13, 2020, as part of the Recapitalization Transaction, the Company issued an additional $14.7 million as the Tranche Four Secured Notes. The net proceeds of the Tranche Four Secured Notes were placed in escrow, and the availability of the funds are subject to drawdown requests that must be approved by the Secured Lenders, per the terms of the Restructuring Support Agreement. The Tranche Four Secured Notes are subject to a 5.0% original issue discount, accrue interest at 8.0
% and
 mature on July 13, 2025. In an event of default, the interest rate would increase by 8.0% to 16.0% per annum. The Company is not permitted to redeem, convert, or prepay the Tranche Four Secured Notes prior to July 13, 2023 without prior written consent of the lenders.
The host debt, classified as a liability, was recognized at the fair value of $12.5 million, net of issuance costs. The debt instrument was recorded on the consolidated balance sheets, net of issuance costs of $2.2 million.
Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being September 30, 2020), and such amount thereafter becoming part of the principal amount and will accrue interest. Interest paid in kind will be payable on the date that all of the principal amount is due and payable.
During the year ended December 31, 2021, interest expense of $1.3 million (
December 31, 2020 –
$0.6 million) and accretion expense of $0.4 million (December 31, 2020—
$0.2
million) were recorded on the consolidated statements of operations. As of December 31, 2021, the Company held $Nil
(December 31, 2020—$0.4) of restricted cash in escrow from the Tranche Four Secured Notes.
All terms, restrictions, and financial covenants applicable to the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes discussed above, are also applicable to the Tranche Four Secured Notes. The Company remains in default with respect to the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes, due to failure to remit applicable interest payments between March 2020 and December 2021. Thus all amounts owing on the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes are classified as current liabilities on the consolidated balance sheets. As interest on the Tranche Four Secured notes are paid in kind by adding the accrued amount into the principal, the Company is currently in compliance with the Tranche Four Secured Notes as of December 31, 2021. Therefore, the Tranche Four Secured Notes are classified as long-term liabilities on the consolidated balance sheets.

iAnthus New Jersey, LLC Senior Secured Bridge Notes
On February 2, 2021, INJ issued an aggregate of $11.0 million of senior secured bridge notes (“Senior Secured Bridge Notes”) which mature on the earlier of (i) February 2, 2023, (ii) the date on which the Company closes a
Qualified
Financing (as defined below) and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The net proceeds of the Senior Secured Bridge Notes were placed in escrow
, and the availability of the funds are subject to drawdown requests that must be approved by the Secured Lenders. The Senior Secured Bridge Notes accrue interest at a rate of 14.0% per annum (increasing to 25.0% per annum in the event of default and decreasing to 8.0% per annum upon the completion of the Company’s Recapitalization Transaction). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to the Company of not less than $10 million from the subscription of the Company’s securities, including, but not limited to, a private placement or rights offering.
The host debt, classified as a liability, was recognized at the fair value of $10.3 million, net of issuance costs. The debt instrument was recorded on the consolidated balance sheets, net of issuance costs of $0.7 million.
Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being March 31, 2021) and such amount thereafter becoming part of the principal amount and will accrue interest. Interest paid in kind will be payable on the date that all of the principal amount is due and payable.
For the year ended December 31, 2021, interest expense of $1.5 million (December 31, 2020—$Nil), and accretion expense of $0.3 million (December 31, 2020—$Nil), were recorded on the consolidated statements of operations. As of December 31, 2021, the Company held $3.3 million (December 31, 2020—$
Nil) of restricted cash in escrow from the Senior Secured Bridge Notes. Refer to Note 2(e) for further discussion.
The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. The Company provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes. The Company is currently in compliance with the Senior Secured Bridge Notes as of December 31, 2021. Therefore, the Senior Secured Bridge Notes are classified as long-term liabilities on the consolidated balance sheets.
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
The debt host contract is being accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned relative fair value of $30.3 million at issuance. It is recorded on the consolidated balance sheets, net of issuance costs of $1.2 million. During the year ended December 31, 2021, interest expense and accretion expense of $2.8 million and $1.5 million, respectively, were recorded on the consolidated statements of operations (December 31, 2020—$2.8 million and $1.4 million, respectively).
In accordance
with ASC
815-10,
the March 2019 Equity Warrants were treated as freestanding financial instruments, qualified for the scope exception under ASC
815-10-15-74,
and were recorded at relative fair value in shareholders’ equity on the consolidated balance sheets. At issuance, the March 2019 Equity Warrants were valued at $4.5 million, net of issuance costs.
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
The terms of the March 2019 Debentures impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of December 31, 2021, the Company is still in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. Further, as a result of this default the Company is classifying the debt as a current liability as the Unsecured Debentures are due on demand. The event of default is applicable to all amounts outstanding under the Unsecured Debentures.
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
The debt host contract is being accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned relative fair value of $22.3 million at issuance. It is recorded on the consolidated balance sheets, net of issuance costs of $0.4 million. During the year ended December 31, 2021, interest expense and accretion expense of $2.0 million and $0.8 million, respectively, were recorded on the consolidated statements of operations (December 31, 2020
—$2.0

million and $0.8 million, respectively).
In accordance with ASC

815-10,
the May 2019 Equity Warrants were treated as freestanding financial instruments, qualified for the scope exception under ASC
815-10-15-74,
and were recorded at relative fair value in shareholders’ equity on the consolidated balance sheets. At issuance the May 2019 Equity Warrants were valued at $2.6 million, net of issuance costs.
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
The terms of the May 2019 Debentures impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of December 31, 2021, the Company is still in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the May 2019 Debentures. Further, as a result of this default the Company is classifying the debt as a current liability as the Unsecured Debentures are due on demand. The event of default is applicable to all amounts outstanding under the Unsecured Debentures.
(d) Stavola Trust Note
As part of the MPX Acquisition, the Company assumed a long-term note (the “Stavola Trust Note”) of $10.8 million, payable to the Elizabeth Stavola 2016 NV Irrevocable Trust. This trust is for the benefit of a former director and officer of the Company, Elizabeth Stavola, and was
 therefore a related party balance. The note had a maturity date of January 19, 2020, and an interest rate of 8.0% per annum. Repayment of the note was secured by the assets of certain subsidiaries of the Company. On January 10, 2020, the Stavola Trust Note was paid in full.
Note 9—Share Capital
(a) Share Capital
Au
thorized: Unlimited common shares. The shares have no
par value.
The Company’s common shares are voting and dividend-paying. There were no common share issuances for the year ended December 31
, 2021
.
The following is a summary of the common share issuances for the year ended December 31, 2020:

•	75 common shares of the Company were issued to settle outstanding obligations, with share issuance costs of $0.2 million.
(b) Warrants
The following table summarizes certain information in respect of the Company’s warrants:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Units	Weighted Average Exercise Price (C$)	Units	Weighted Average Exercise Price (C$)

Warrants outstanding, beginning	49,236	$4.06	49,236	$4.06
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(26,596)	3.84	—	—

Warrants outstanding, ending	22,640	$3.56	49,236	$4.06

During the year ended December 31, 2021 and 2020, no full share equivalent warrants were granted.
During the year ended December 31, 2021 and 2020, no full share equivalent warrants were exercised resulting in no cash proceeds. In addition, during the year ended December 31, 2021, full share equivalent warrants expired were 26,596
(December 31, 2020—Nil).

T
he aggregate intrinsic value of outstanding warrants as of December
31
,
2021
and
2020
, was $
Nil
and $
Nil
,
respectively.

As of December 31, 2021 and 2020, warrants classified as derivative liabilities on the consolidated balance sheets were revalued with the following inputs:

	December 31, 2021	December 31, 2020
Risk-free interest rate	0.9%	0.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	93.7 – 297.1%	148.0 –251.1%
Expected life	0.9 years	0.9 years
The Company uses an expected volatility based on its historical trading data.
The revaluation of the warrants classified as derivative liabilities resulted in a fair value of less than $0.1 million for these instruments as of December 31, 2021 (December 31, 2020—$0.2 million). As a result of the revaluation, the Company recognized a gain of $0.2 million for the year ended December 31, 2021 (December 31, 2020 – gain of $4.8 million), on the consolidated statements of operations.
Full share equivalent warrants outstanding and exercisable are as follows:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
Year of expiration	Number Outstanding	Weighted Average Exercise Price (C$)	Number Outstanding	Weighted Average Exercise Price (C$)
2021	—	$—	26,596	$4.37
2022	20,855	3.47	20,855	3.62
2023	1,785	4.57	1,785	4.57

Warrants outstanding	22,640	$3.56	49,236	$4.06

(c) Potentially Dilutive Securities
The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Common share options	10,504	11,510
Warrants	22,640	49,236
Secured notes	46,458	46,458
Debentures	10,135	10,135
MPX dilutive instruments (1)	408	408

Total	90,145	117,747

(1)	Prior to the MPX Acquisition, MPX had instruments outstanding that were potentially dilutive and as a result of the MPX Acquisition, the Company assumed certain of these instruments.
Total potentially dilutive securities does not include the shares that would potentially be issued upon conversion of the accrued interest on the Company’s long-term debt. As of December 31, 2021, this would amount to 16.4 million common shares (December 31, 2020

–
 8.0 million common shares).
(d) Stock Options
In November 2015, ICM established the ICM 2015 Equity Compensation Plan (the “Plan”), which was subsequently amended on October 15, 2018. The Plan authorized the issuance of up to 2,000,000 Class A common shares. Options granted generally vest over a period of 3 years, and typically have a life of 10 years.
The option price under the Plan is determined at the sole discretion of management and the exercise price of all stock options shall be the higher of the closing price on the grant date, the closing price of the previous trading day before the grant date, or if and when appropriate
, the
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
The following table summarizes certain information in respect of option activity under the Company’s stock option plan:

	For The Year Ended December 31, 2021			For The Year Ended December 31, 2020
	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life

Options outstanding, beginning	11,510	$4.86	—	19,578	$4.80	—
Granted	—	—	—	135	0.82	—
Exercised	—	—	—	—	—	—
Forfeited/Expired	(1,006)	3.96	—	(8,203)	4.99	—

Options outstanding, ending	10,504	$4.95	6.24	11,510	$4.86	7.34

During the year ended December 31, 2021, no stock options were granted. During the year ended December 31, 2020, 135 incentive stock options were granted with an exercise price of C$0.82 per common share.
No stock options were exercised during the year ended December 31, 2021 and 2020.
The aggregate intrinsic value of outstanding options as of December 31, 2021 and 2020, was $Nil and $Nil, respectively.
The Company used the Black-Scholes option pr
icing model to estimate the fair value of the options at the grant date using the following ranges of assumptions:

	December 31, 2021	December 31, 2020
Risk-free interest rate	—	0.6%
Expected dividend yield	—	0.0%
Expected volatility	—	85.0%
Expected option life	—	7 years
The Company uses an expected volatility based on its historical trading data.
The related share-based compensation expense for the year ended December 31, 2021 was $6.5 million (December 31, 2020—$11.4 million), and is presented in the selling, general and administrative expenses line on the consolidated statements of operations.
As of December 31, 2021, the weighted average period over which compensation cost on non-vested
stock options is expected to be recognized is 0.4 years and the unrecognized expense is $1.9 million.

Note 10—Segment Information
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
The Company divides its reportable operating segments primarily by geographic region. The Company has two reportable operating segments: Eastern Region and Western Region. The Eastern Region includes the Company’s operations in Florida, Maryland, Massachusetts, New York, New Jersey, and Vermont. The Western Region includes the Company’s operations in Arizona and Nevada as well as its assets and investments in Colorado. The Company no longer has a presence in New Mexico, as it divested of its investment in the state in October 2020. The two geographic regions are looked at separately by the CODM and Company’s management as the operations within those regions are in different stages of development. The operations comprising the Western Region are more established than those in the Eastern Region. Most of the Company’s financial and operational growth is being driven by the Eastern Region. Both the Eastern Region and the Western Region segments generate revenues from the sale of cannabis products through retail dispensaries as well as wholesale supply agreements.
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

Reportable Segments

	Year Ended December 31,
	2021	2020 (Revised)
Revenues
Eastern Region	$128,979	$91,149
Western Region	72,424	57,613
Other (1)	1,615	2,907

Total	$203,018	$151,669

Gross profit
Eastern Region	$84,863	$57,549
Western Region	27,877	24,239
Other	(1,457)	52

Total	$111,283	$81,840

Depreciation and amortization
Eastern Region	$16,885	$14,346
Western Region	11,235	11,054
Other	807	789

Total	$28,927	$26,189

Asset impairments and write-downs
Eastern Region	$221	$23,299
Western Region	—	180,283
Other	7,193	3,580

Total	$7,414	$207,162

Net loss
Eastern Region	$9,128	$(58,424)
Western Region	(2,792)	(159,894)
Other	(82,584)	(95,044)

Total	$(76,248)	$(313,362)

Purchase of property, plant and equipment
Eastern Region	$17,384	$12,486
Western Region	2,024	780
Other	32	169

Total	$19,440	$13,435

Purchase of intangibles
Eastern Region	$100	$760
Western Region	—	—
Other	859	61

Total	$959	$821

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments.

	As of December 31,
	2021	2020 (Revised)
Assets
Eastern Region	$224,105	$227,237
Western Region	106,485	109,039
Other	16,154	16,857

Total	$346,744	$353,133

Major Customers
Major customers are defined as customers that each individually accounted for greater than
10
% of the Company’s annual revenues. For the years ended December 31, 2021 and 2020, no
sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.
Geographic Information
As of December
31
,
2021
and
2020
, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.
Disaggregated Revenues
The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the years ended December
31
,
2021
and
2020
, the Company disaggregated its revenues as follows:

	Year Ended December 31,
	2021	2020
Revenue
iAnthus branded products	$117,617	$83,688
Third party branded products	64,267	48,024
Wholesale/bulk/other products	21,134	19,957

Total	$203,018	$151,669

Note 11 – Financial Instruments
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
at their fair values periodically:

	As of December 3 1 , 2021				As of December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets

Long term investments—other 1	$568	$—	$—	$568	$512	$—	$—	$512

Financial Liabilities

Derivative liabilities	$—	$—	$16	$16	$—	$—	$245	$245

(1)	Long-term investments – other are included in the investments balance on the consolidated balance sheets.
There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the year ended December 31, 2021. There was a transfer of long-term investments from Level 3 to Level 1 within the fair value hierarchy during the year ended December 31, 2020. This transfer was related to shares of another company that is now publicly traded and can be valued using listed stock prices.
The Company’s other investment as of December 31, 2021 and 2020, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data, or inputs are now available.
All Level 1 investments are comprised of equity investments which are re-measured
at fair value using quoted market prices.
The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2019	100
Revaluations on Level 1 instruments	412

Balance as of December 31, 2020	$512
Revaluations on Level 1 instruments	56

Balance as of December 31, 2021	$568

The derivative liabilities related to the convertible debt instruments and freestanding warrants are recorded at fair value estimated using the Black-Scholes option pricing model and is therefore considered to be a Level 3 measurement. Refer Note 9.

The following table summarizes the changes in Level 3 financial assets and liabilities:

Derivative Liabilities
Balance as of December 31, 2019	1,671
Additions	3,325
Revaluations on Level 3 instruments	(4,751)

Balance as of December 31, 2020	$245
Revaluations on Level 3 instruments	(229)

Balance as of December 31, 2021	$16

The Company’s financial and
non-financial
assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment
and are recorded at fair value only when an impairment charge is recognized.
The following
table summarizes the Company’s long-term debt instruments (Note 8) at their carrying value and fair value:

	As of December 31, 2021		As of December 31, 2020
	Carryin g Value	Fair Value	Carryin g Value	Fair Value
Unsecured Debentures	$57,171	$64,596	$54,905	$53,830
Secured Notes	134,902	176,487	115,350	134,609
Other	1,307	1,021	920	924

Total	$193,380	$242,104	$171,175	$189,363

Note 12 – Commitments
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable
payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described in the agreement.
The following
table summarizes the Company’s contractual obligations and commitments as of December 31, 2021:

	2022	2023	2024	2025	2026
Operating leases	$7,342	$7,367	$7,501	$7,637	$7,439
Service contracts	2,705	3	—	—	—
Long-term debt, principal (1)	168,209	12,531	66	16,654	79

Total	$178,256	$19,901	$7,567	$24,291	$7,518

(1)	The payment schedule above shows amounts payable if the conversion options are not exercised by the lender of the Company’s convertible debt instruments.
The Company’s commitments
include employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending
the initial lease term for an additional one to 15 years.
Line of Credit to Zia Integrated, LLC
On May 23, 2019, the Company entered into a line of credit agreement (the “Zia Agreement”) with Zia Integrated, LLC (“Zia”), a cannabis management and consulting firm based in Maryland, permitting Zia drawdowns of up to an aggregate of $15.0 million. For each drawdown made by Zia, a convertible promissory note will be issued to Zia by the Company (the “Convertible Note”). On August 5, 2021, the Company exercised its right to terminate the

Zia
Agreement and Convertible Note. As such, as of

December 31, 2021
, no drawdowns were made on the Zia Agreement and the principal amount on the Convertible Note is $Nil (December 31, 2020
—
$Nil).
Mutual Termination of Acquisition
In September 2019, the Company, through its wholly owned subsidiary, iA Northern Nevada, Inc., entered into an agreement to acquire WSCC Inc. (“Sierra Well”), subject to regulatory approval. Sierra Well operates two dispensaries, two cultivation facilities and one processing facility in Nevada.
On July 31, 2020, the Company and Sierra Well announced the mutual termination of the merger agreement previously announced in September 2019. As a result of the prolonged timeline to achieve the necessary conditions to close combined with the adverse market conditions surrounding the industry and broader economy, the Company and Sierra Well agreed that it was in the best of interest of both parties to terminate the transaction.
Note 13—Contingencies and Guarantees

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
The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•
There is a claim from a former consultant against the Company, with respect to alleged consulting fees owed by MPX to the consultant, claiming the right to receive approximately $0.5 million and punitive damages. During the year ended December 31, 2021, the former consultant updated the claim to set forth the total damages claimed, which are $5.4 million, and provided supplemental disclosures which specify total damages sought, which are $167.0 million. On December 13, 2021, the Company and former consultant reached a full and final settlement of $1.5 million which is presented as part of the accrued and other current
liabilities line on the consolidated balance sheets;

•
There is a claim from two former noteholders against the Company and MPX
ULC
, with respect to alleged payments of $1.3 million made by the noteholders to MPX, claiming the right to receive $115.0 million; and

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

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs’ sought a declaration that iAnthus must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the iAnthus share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties have commenced discovery. On September 9, 2021, the Roberts Plaintiff filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. Trial in this matter is currently scheduled to begin May 9, 2022. On August 6, 2020, Craig and Beverly Roberts filed a lawsuit against Randy Maslow in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company.
On March 4, 2020, a security services firm filed a complaint against McCrory’s, GHHIA, GHP, and IHF, collectively, claiming
$
1.0

million in damages, as a result of an alleged breach of a contractual relationship by McCrory’s, GHHIA, GHP, and IHF. On November 17, 2021, the plaintiff filed a Notice of Voluntary Dismissal without prejudice.
On Ap
ril 19, 2020,
Hi-Med
LLC
(“Hi-Med”),
an equity holder and one of the Unsecured Debentureholders of the Company in the principal amount of $5.0 million, filed a complaint with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the
“Hi-Med
Complaint”).
Hi-Med
is seeking damages
of
an unspecified amount and the full principal amount of the Unsecured Convertible Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b),
10b-5
and 20(a) of the Exchange Act and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020,
Hi-Med
and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020,
Hi-Med
filed an amended

complaint (the
“Hi-Med
Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the
Hi-Med
Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the
Hi-Med
Amended Complaint. On January 8, 2021,
Hi-Med
filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ reply were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the
Hi-Med
Amended Complaint. The SDNY indicated that
Hi-Med
may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021,
Hi-Med
filed a motion for leave to amend the
Hi-Med
Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding
Hi-Med’s
Motion for Leave to File a Second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY
so-ordered
the Stipulation and
Hi-Med’s
Second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss
Hi-Med’s
Second Amended Complaint.
Hi-Med’s
opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to
Hi-Med’s
opposition is due March 21, 2022. On June 29, 2020,
Hi-Med
filed a claim in the Court, which mirrors the
Hi-Med
Complaint. Refer to Note 8 for further discussion on the Unsecured Debentures.
On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the
Hi-Med
Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a Second Amended Complaint was included as part of the Stipulation identified above. On November 3, 2021, the SDNY so-ordered
the Stipulation and the Lead Plaintiff’s Second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition is due March 21, 2022.
On July 13, 2020, the Company announced the proposed Recapitalization Transaction. On September 14, 2020, at the meetings of Secured Lenders, Unsecured Debentureholders and the holders of the Company’s common shares, options and warrants (collectively, the “Securityholders”), the Securityholders voted in support of the Recapitalization Transaction. On October 5, 2020, the Company received final approval from the Court for the Plan of Arrangement. Completion of the Recapitalization Transaction is subject to the Company obtaining the Requisite Approvals. As such, no amounts have been accrued with respect to the Recapitalization Transaction. On January 29, 2021, the notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal. On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021. On August 20,
2021
, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived.
On August
24, 2021, the Company and Applicants appeared for a case conference before the OSCJ. At this conference, the OSCJ issued a Stay Order that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued the Decision. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal, which remains pending.
On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer in the OSCJ in Toronto. On September 27, 2021, the OSCJ granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated, pending resolution of the plaintiff’s motion to compel the production of certain documents.
During the year ended December 31, 2020, the Company filed a statement of claim against Oasis Investments II Master Fund Ltd. (“Oasis”), an Unsecured Debentureholder, in the OSCJ. On July 15, 2020, in connection with the proposed Recapitalization Transaction, the Company agreed to discontinue with prejudice its litigation claim which it made on February 27, 2020 against Oasis (regardless of whether the Recapitalization Transaction is consummated). In response to the Company’s statement of claim, Oasis filed a statement of defense and counterclaim against the Company on March 13, 2020, alleging that the Company breached certain debt covenants and an order directing the Company to immediately repay Oasis its $25,000,000 investment plus applicable interest, expenses and fees, among other damages. In connection with the Recapitalization Transaction, Oasis has agreed, while the Restructuring Support Agreement is in effect, not to take any steps in connection with its counterclaim against the Company. In addition, the Company and Oasis have agreed that the counterclaim by Oasis against the Company will be dismissed as a condition of closing of the Recapitalization Transaction.
During the year ended December 31, 2020, the Company received demand letters (the “Employee Demand Letters”) from two former employees, claiming combined damages of $1.2 million. During the year ended December 31, 2021, the Company reached a full and final settlement of less than $0.1 million with one of the employees claiming a total of $0.5 million. On July 15, 2021, the Company reached a full and final settlement of less than $0.3 million with the other employee claiming a total of $0.7 million.
On December 16, 2020, MPX NJ filed a complaint against the Company in the Superior Court of New Jersey Chancery Division – Monmouth County seeking preliminary and final injunctive relief. Subsequently, on February 3, 2021, the court issued an order, denying MPX NJ’s request for injunctive relief; provided, however, that the court ordered that the area of the Pleasantville, New Jersey cultivation facility currently growing and/or cultivating cannabis shall remain under the control of MPX NJ and be accessed under the supervision of MPX NJ. On March 11, 2021, MPX NJ, ICM and INJ executed a consent for a final judgement on the matter, which was ordered by the court on

March
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
On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association against THCWC and iA AZ, claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between
$1.0 million and $10.0 million.

On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“ASC”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the ASC. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint.
Note 14—Related
Party Transactions

	Year Ended December 31,
	2021	2020
Financial Statement Line Item
Accounts receivable	$—	$140
Other long-term assets	4,552	3,358

Total	$4,552	$3,498

As part of the MPX Acquisition, the Company acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrues interest at the rate of 16.0%, compounded annually. Interest is due upon maturity of the loan on December 31, 2021. The balance of such facility was $4.6 million as of December 31, 2021 (December 31, 2020

–

$3.2 million), which includes accrued interest of $0.9 million (December 31, 2020—$0.3 million). The related party balances are presented in the other long-term assets line on the consolidated balance sheets. During the year ended December 31, 2021, the Company exercised its right to convert the principal balance of the loan and accrued interest into a 99% equity interest in MPX NJ, which conversion is subject to certain regulatory approvals. On January 7, 2022, the CRC approved the Company’s acquisition of the equity interests in MPX NJ
(Note 17).

On June 30, 2017, the Company entered
into a loan facility with a former director and officer of the Company, Hadley Ford (“Ford”). The total loan facility was up to C$0.5 million (equivalent to $0.4 million) and accrued interest at the rate of 2.5%. Interest was due upon maturity of the loan on June 30, 2021. As of December

31, 2020, this balance was presented net of management’s estimate of accrued compensation of $0.3 million owed to Ford. As part of Ford’s termination agreement, the total loan facility was offset by compensation owed to Ford of $0.5 million during the first quarter of 2021. As of December 31, 2021, the outstanding balance of the facility including accrued interest was $Nil (December 31, 2020
–
C$0.5 million, equivalent to $0.4 million).
As of December 31, 2020, the
related party balance is presented in the accounts receivable line on the consolidated balance sheets.
On December 21, 2019, a former director and officer of the Company, Ford, was personally issued a loan by the managing member of Gotham Green Partners (the “Managing Member”), the entity which holds the Secured Notes issued by the Company (Note 6). As of the date of
issuance of these financial statements, the Managing Member is also an insider of the Company as defined by applicable Canadian and
U.S
.

securities laws. The loan was
non-interest
bearing and was due on March 31, 2020. In February 2020, the Board formed a Special Committee to conduct an investigation related to the loan. The Special Committee concluded, with acceptance from the Board, that the failure to disclose such personal loans to the Board was a breach of the Company’s conflict policies and other obligations as an officer and director of the Company. On April 27, 2020, the Board accepted Ford’s resignation as a director and officer of the Company and its subsidiaries.
Note 15 —Income Taxes
Income tax expense (recoveries) for the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Current income tax expense		(Revised)

Federal	$21,656	$18,799
State	5,216	4,371

Total current income tax expense	26,872	23,170

Deferred income tax recoveries
Federal	(3,919)	(3,625)
State	(704)	(912)

Total deferred income tax recoveries	(4,623)	(4,537)

Tot al income tax expense	$22,249	$18,633

Total income tax expense differed from the amount computed by applying the federal statutory tax rate of 21.0%
 for the years ended December 31, 2021 and 2020 due to the following:

	2021	2020
		(Revised)
Pretax loss at federal statutory rate	$(11,339)	$(61,893)
State income tax expense, net of federal expense	(1,435)	(2,946)
Non-deductible items	16,516	53,554
True-up of income taxes payable	1,236	1,939
Foreign deferred taxes with no benefit recognized	502	(265)
Other items	(139)	(409)
Change in valuation allowance	16,908	28,653

Total income ta x expense	$22,249	$18,633

The tax effects of temporary differences that give rise to significant portions
of the deferred income tax assets and liabilities as of December 31, 2021 and 2020 are presented below:

	2021	2020

Deferred income tax assets
Net operating loss carryforwards	$37,896	$33,788
Interest expense carryforwards	29,038	20,413
Stock based compensation	9,082	7,377
Intangible assets	4,396	4,617
Property, plant and equipment	3,652	1,823
Inventories	670	88
Other items	772	557

	85,506	68,663

Valuation allowance	(80,070)	(63,162)

Deferred income tax assets	5,436	5,501

Deferred income tax liabilities
Intangibles resulting from acquisitions	(32,943)	(37,623)

Deferred income tax liabilities	(32,943)	(37,623)

Net deferred inc ome tax liabilities	$(27,507)	$(32,122)

The Company is subject to taxation in Canada and the United States. As the Company operates in state-level legal cannabis industry within the United States, the Company is subject to the limits of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable
under IRC Section 280E and a higher effective tax rate than most industries
As of December 31, 2021, the Company has Canadian
non-capital
loss carryforwards of C$135.2 million $(106.7 million
)
 available to offset future income which will expire in the years 2025 through 2041. As of December 31, 2021, the Company has federal net operating loss carryforwards to approximately $98.9 million available to offset future income of which $11.0 million will expire in the years 2035 through 2038 while the remaining $87.9 million are indefinite lived. Of the

$98.9 million of federal net operating loss carryforwards, approximately $2.1 million are subject to IRC Section 382 limitations. Additionally, the Company has net operating loss carryforwards for state purposes aggregating $84.2 million as of December 31, 2021, which expire in the year 2035 through 2040, of which $0.4 million are subject to IRC Section 382 limitations. The increase in the valuation allowance was primarily due to management’s conclusion that the deferred tax assets of non-cultivator
entities are more likely than not to not be realized.
The Company files income tax returns in Canada, Luxembourg, United States and various state and local tax jurisdictions. The Company’s income tax years open to examination for Canadian federal income taxes are from
2018 through 2020,
for United States federal income taxes are from

2013 through 2020, and for state and local income taxes vary from 2018 to 2020. There are no open income tax

audits. Net operating losses arising prior to these years are also open to examination if and when utilized.

Note 16 – Consolidated Statements of Cash Flows Supplemental Information
(a) Cash payments made on account of:

	Year Ended December 31,
	2021	2020
Income taxes	$4,497	$2,196
Interest	94	164

	Year Ended December 31,
	2021	2020 (Revised)
Decrease (increase) in:
Accounts receivables	$(157)	$2,801
Prepaid expenses	617	436
Inventories	(6,898)	(5,235)
Other current assets	623	1,267
Other long-term assets	(1,095)	(12,755)
Increase (decrease) in:
Accounts payable	1,554	(4,107)
Accrued and other current liabilities	21,950	33,376

	$16,594	$15,783

(c) Depreciation and amortization are comprised of the following:

	Year Ended December 31,
	2021	2020
Property, plant and equipment	$13,533	$10,658
Operating lease right-of-use assets	2,113	1,731
Intangible assets	15,394	15,531

	$31,040	$27,920

(d) Write-downs and other charges are comprised of the following:

	Year Ended December 31,
	2021	2020

Write-downs :
Account receivable (recoveries) provisions, net	$(87)	$861
Investment	—	137
Operating lease right-of-use assets	259	—
Property, plant and equipment	(125)	2,700

	$47	$3,698

(e) Impairments are comprised of th
e
 following:

	Year Ended December 31,
	2021	2020
Impairment losses :
Property, plant and equipment	$36	$—
Right-of-use assets	2,161	—
Intangible assets	5,170	4,100
Goodwill	—	199,364

	$7,367	$203,464

(f) Significant
non-cash
investing and financing activities are as follows:

	Year Ended December 31,
	2021	2020
Supplemental Cash Flow Information:
Cashless exercise of MPX warrants recorded as derivatives	$—	$3,325
Non-cash consideration transferred from the Tranche Four Secured Notes	1,279	565
Non-cash consideration transferred from the Senior Secured Bridge Notes	1,471	—
Accrued capital expenditures	—	256
Non-cash consideration transferred from property, plant and equipment	—	414
Note 17
-
 Subsequent Events
Legal Proceedings
Please refer to Note 13 for further discussion.
Event of Default and Financial Restructuring
The Company is currently in default of the obligations under the Company’s long-term debt as discussed in Note 1.
As part of the Restructuring Support Agreement with the Secured Lenders and a majority of the Unsecured Debentureholders, dated July 1
0
, 2020, the Secured Lenders, the Unsecured Debentureholders and the Existing Shareholders of the Company are to be allocated and issued, approximately, the amounts of Restructured Senior Debt (as defined below), Interim Financing (as defined below), Junior
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

(4)
On January 6, 2022, our Board of Directors approved the terms of a Long-Term Incentive Program recommended by the Board of Director’s compensation committee and, pursuant to which, we will allocate to certain of our employees (including executive officers) restricted stock units and option awards up to, in the aggregate, 5.75% of the fully diluted equity of the Company under the Company’s Amended and Restated Omnibus Incentive Plan dated October 15, 2018 (“LTIP Awards”) in order to attract and retain such employees. The allocations of the LTIP Awards are contingent upon, and will occur within ten days following, the closing of the Recapitalization Transaction contemplated by the Restructuring Support Agreement. All of the Company’s existing warrants and options will be cancelled and the Company’s common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

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
Pursuant to the terms of the proposed Recapitalization Transaction, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that now exist or may in the future arise under any of the purchase agreements with respect of the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect of the Unsecured Lenders and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”) and shall take such steps as are necessary to stop any ongoing enforcement efforts in relation thereto. Upon consummation of the Recapitalization Transaction, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders are also expected to irrevocably waive all Defaults and take all steps required to withdraw, revoke and/or terminate any enforcement efforts in relation thereto.

State-level regulatory approvals remain outstanding in Massachusetts, Maryland, New Jersey, New York and Florida as a result of the Petition until there is a final resolution of the Petition and a final agency order is issued by the OMMU. On January 7, 2022, the New Jersey CRC approved the Company’s acquisition of 100%
of the equity interest in New Jersey license holder MPX NJ. On February 1, 2022, the Company closed on its acquisition of MPX NJ, which resulted in a requirement for prior regulatory approval for the change of beneficial ownership of MPX NJ that would result from the Recapitalization Transaction will be required as a condition to closing under the Restructuring Support Agreement.
Completion of the Recapitalization Transaction
is
subject to receipt of the Requisite Approvals. If the Requisite Approvals are obtained, the Plan of Arrangement will bind all Secured Lenders, Unsecured Debentureholders and Existing Shareholders. The Plan of Arrangement was approved by the Court on October 5, 2020. On January 29, 2021, a notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal. The Company is in progress of obtaining the remaining Requisite Approvals. Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by the Company in such states. On February 23, 2021, the Nevada
CCB
 approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, GMNV, contemplated by the Recapitalization Transaction. On June 17, 2021, the CCC issued the June 17 Approval. On June 15, 2021, the Company and the Lenders agreed to amend the
O
utside

Date
by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31,
2021.

On August 12, 2021, Mayflower’s pending application for its Allston Retail License was approved by the CCC at its August
,
2021
public meeting. As a result of this August 12, 2021 approval, Mayflower must submit the New COC Application. The New COC Application must be submitted by Mayflower and approved by the CCC before the June 17 Approval can be effectuated. The New COC Application was submitted by Mayflower on November 10, 2021 and is currently pending before the CCC.
On August 20, 2021, the Vermont DPS confirmed that DPS does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and Interim Chief Executive Officer of the Company to be appointed upon the closing of the Recapitalization Transaction, which background checks have been completed.
On October 29, 2021, the OMMU approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, McCrory’s, contemplated by the Recapitalization Transaction. On November 19, 2021, the Petition was filed by the Petitioners with the OMMU challenging the OMMU’s approval of the Variance Request and requesting a formal administrative hearing before an administrative law judge at the Florida Division of Administrative
Hearings
. As a result of the Petition, the OMMU informed the Company that the OMMU’s prior approval of the

Variance Request is not an enforceable agency order until such time that there is a final resolution of the Petition and a final agency order is issued by the OMMU.
On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On October 12, 2021, the OSCJ issued his decision granting the Applicant’s relief sought in the Decision. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal, which remains pending. See Note 13 for further discussion.
For the
 year ended December 31, 2021, restructuring costs of $7.4 million (December 31, 2020
–
 $6.8

million), were incurred with respect to the Recapitalization Transaction. To date, the Company has incurred $14.2 million in restructuring costs. Restructuring costs are recorded in the selling, general and administrative expenses on the consolidated statements of operations.
Acquisition of MPX NJ

The Company’s wholly-owned subsidiary, INJ, pursuant to a loan agreement (the “Loan Agreement”) with MPX NJ dated October 24, 201
9
, exercised its right to convert the principal balance of the loans and accrued interest owed thereon into a

99%
equity interest in MPX NJ, which conversion was subject to certain regulatory approvals. In addition, pursuant to an option agreement (the “Option Agreement”) dated as of the same date with MPX NJ and its current equityholders, INJ exercised its option to acquire the remaining
1%
of MPX NJ for nominal consideration, again subject to certain regulatory approvals. INJ exercised its rights under the Loan Agreement and Option Agreement on February 3, 2021 and February 25, 2021, respectively. On January 7, 2022, the CRC approved INJ’s acquisition of
100%
of the equity interests of MPX NJ. On February 1, 2022, the Company closed on its acquisition of MPX NJ.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2021, the end of the period covered by this Annual Report on Form
10-K.
The term “disclosure controls and procedures” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weakness, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include valuation of inventory, sales and expense cutoff for certain subsidiaries, and our provisioning of user access rights, password lengths, certain backup/recovery controls and change management controls.

We have developed a plan to remediate the material weaknesses, which includes implementing improved processes and internal controls to ensure the proper application of accounting practices and guidance. We also intend to increase our accounting staff as soon as economically feasible and sustainable to remediate this material weakness.
Management’s Annual Report on Internal Control Over Financial Reporting
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
As of December 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework—2013. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting were not effective due to material weaknesses in our internal control over financial reporting related to certain matters, including our process for valuation of inventory, expense cutoff for certain subsidiaries, recording of accrued expenses and our provisioning of user access rights, password lengths, certain backup/recovery controls and change management controls.

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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth the name, age and positions of our executive officers and directors as of March 11, 2022.

NAME	AGE	POSITION
Randy Maslow	66	Interim Chief Executive Officer, President and Director
Julius Kalcevich	48	Chief Financial Officer
Robert Galvin	60	Interim Chief Operating Officer
Michael P. Muldowney	58	Director
Diane M. Ellis	67	Director
The business background and certain other information about our directors and executive officers is set forth below.
Randy Maslow
. Randy Maslow
co-founded
the Company in September 2014 and has served as the President and a board member since that time. Since April 2020, Mr. Maslow has also served as the Company’s Interim Chief Executive Officer. During the prior six years, Randy Maslow has also served in various capacities with respect to the Company’s subsidiaries including President, Treasurer, Corporate Secretary and as a Director and/or Manager. Prior to iAnthus, Mr. Maslow was a tech industry senior executive, entrepreneur and attorney with approximately 20 years of experience as General Counsel to rapidly growing companies in the telecom and internet industries. Mr. Maslow was Executive Vice President and General Counsel at one of the first online travel companies before joining the founding management team of the early nationwide internet service provider that became XO Communications, Inc., where he served as Senior Vice President for Business Development and General Counsel and as a member of the company’s board of directors. Following that company’s initial public offering in 1997, Mr. Maslow co-founded
a New York-based angel investor network for startup technology companies. In 2003, Mr. Maslow co-founded
Internet Gaming Entertainment U.S. (“IGE”), where he served as Senior Vice President and General Counsel and as a board member. IGE pioneered the currency exchange business for virtual assets in multi-player online games and became both the world’s largest virtual currency trader for online games and a leading worldwide publisher of multi-player computer game content. Mr. Maslow received a Bachelor of Arts degree in government from Cornell University and his Juris Doctorate degree with honors from Rutgers Law School, where he served as an editor of the law review. Prior to entering the tech industry, Mr. Maslow was an attorney in private practice with Greenberg Traurig LLP, White and Williams and Blank Rome LLP. Mr. Maslow is highly experienced in federal and state cannabis law and regulatory policy and was a founding member of the Federal Policy Council of the National Cannabis Industry Association. Mr. Maslow currently serves as a member of the boards of directors of the Cannabis Trade Federation, the U.S. Cannabis Council, the New Jersey Cannabis Trade Association, and the New York Medical Cannabis Industry Association, and formerly served as a member of the Massachusetts Responsible Regulation Alliance. We believe Mr. Maslow is qualified to serve as a member of our Board of Directors because of his decades of experience as a senior executive and General Counsel to high-growth businesses in the technology sector and his expertise in federal and state cannabis law and regulatory policy.
Julius Kalcevich
. Julius Kalcevich has over 20 years of experience in corporate finance and strategic consulting. Mr. Kalcevich has served as our Chief Financial Officer since June 2016 and our Director from September 2016 until February 2019. During the prior four years, Julius Kalcevich has also served in various capacities with respect to the Company’s subsidiaries including Chief Financial Officer. From January 2013 until September 2016, Mr. Kalcevich also served as a partner of BG Partners where he was responsible for planning, structuring and monitoring corporate finance transactions for his firm’s cannabis investments. From 2011 until 2013, Mr. Kalcevich served as Director, Investment Banking of CIBC World Markets, the investment banking subsidiary of the Canadian Imperial Bank of Commerce, and from 2010 until 2011, he served as Vice President of Dundee Capital Markets. Mr. Kalcevich also served in other capacities including Vice President of Duff & Phelps, a consultancy firm; Associate at CIBC World Markets; and Manager at Accenture. Mr. Kalcevich received a Bachelor of Arts degree from McGill University and a Master of Business Administration degree from Columbia University.
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
Michael P. Muldowney
. Michael P. Muldowney has served as our Director since December 2019. Since 2012, Mr. Muldowney has served as the Chief Executive Officer of Foxford Capital, a strategic and advisory company he founded in 2012. In addition, since October 2020, Mr. Muldowney has served as the managing member of Waterville Investment Partners, LLC, the management company of Eastward Capital Access Fund
I-9,
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
Diane M. Ellis
. Diane M. Ellis is a veteran business leader with 35 years of experience serving successful public, Fortune 500 and private equity companies in the consumer retail businesses. Ms. Ellis has served as our Director since December 2019. From 2016 until 2018, Ms. Ellis served as Brand President for Chico’s of Chico’s FAS, Inc., and from 2013 until 2016 she served as the Chief Executive Officer and President of The Limited, both American clothing retailers. From 2007 until 2013, Ms. Ellis served as the Chief Operating Officer and President of Brooks Brothers, an apparel retailer. In addition, Ms. Ellis has served in other capacities including Founding Partner of Lighthouse Retail Group, Director of Management Horizons LLP and Managing Director of PriceWaterhouseCoopers. From 2012 to 2020, Ms. Ellis served as a member of the board of directors of Stage Stores, Inc. (NYSE: SSI), a department store company specializing in retailing brand name apparel, accessories, cosmetics, footwear and housewares throughout the United States. In addition, she served as a member of the audit committee (2013 to 2020) and corporate governance committee (2016 to 2018) of Stage Stores, Inc. Ms. Ellis attended Chatham College. We believe Ms. Ellis is qualified to serve as a member of our Board of Directors because of her distinctive operating experience as a senior leader serving successful public, Fortune 500 and private equity companies in the consumer retail businesses and demonstrable record of driving revenue and profitable growth.
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

•	reviewing our financial statements;

•	reviewing transactions with related persons;

•	reviewing all non-audit services which are proposed to be provided by the external auditors to us or any of our subsidiaries;

•	establishing procedures for complaints received by us regarding accounting matters; and

•	reviewing the policies and procedures in effect for considering officers’ expenses and perquisites.
As of December 31, 2021, our audit committee consisted of Robert M. Whelan Jr., Michel P. Muldowney and Diane Ellis with Robert M. Whelan Jr. serving as chair. Our audit committee currently consists of Randy Maslow, Michel P. Muldowney and Diane Ellis with Michael Muldowney serving as chair. In addition, our Board of Directors has determined that Michael P. Muldowney qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of
Regulation S-K.
Our Board of Directors adopted a written charter for the audit committee, which is available on our website at
www.ianthus.com/team/board-committees
.
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
As of December 31, 2021, our nominating and corporate governance committee consisted of Robert M. Whelan Jr. and Michael Muldowney with Michael Muldowney serving as the chair. Our nominating and corporate governance committee currently consists of Diane Ellis and Michael Muldowney with Michael Muldowney serving as the chair.
Our Board of Directors adopted a written charter for the nominating and corporate governance committee, which is available on our website at
www.ianthus.com/team/board-committees
.
Compensation Committee
Our compensation committee is responsible for, among other things:

•	reviewing and approving our compensation and benefit programs, policies and practices;

•	setting the compensation of our Chief Executive Officer and approving the compensation of the members of our executive leadership team;

•	establishing and reviewing annual and long-term performance goals and objectives of our Chief Executive Officer;

•	reviewing the goals approved by our Chief Executive Officer for the members of our executive leadership team and the performance thereof;

•	reviewing and making recommendations to the Board regarding director compensation; and

•	overseeing the administration of our cash-based and equity-based compensation plans.
As of December 31, 2021, our compensation committee consisted of Robert M. Whelan Jr., Michael Muldowney and Diane M. Ellis with Diane M. Ellis serving as the chair. Our compensation committee currently consists of Michael Muldowney and Diane M. Ellis with Diane M. Ellis serving as the chair.
Our Board of Directors adopted a written charter for the compensation committee, which is available on our website at
www.ianthus.com/team/board-committees
.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2021, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

•	Gotham Green Partners LLC failed to report 22 transactions on time on a Form 3.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors and officers. A copy of the code is filed as an exhibit to this Annual Report on Form
10-K.
Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to our directors and officers will be included in a Current Report on Form
8-K,
which we will file within four business days following the date of the amendment or waiver.
Changes in Nominating Procedures
None.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth for the year ended December 31, 2021, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and two other most highly compensated executive officers, whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.”
Summary Compensation Table

Name and Financial Position	Year	Salary ($)	Bonus ($)	Total ($)
Randy Maslow, Interim Chief Executive Officer, President and Director (1)	2021	675,000	300,000 —	975,000
	2020	675,000		675,000
Julius Kalcevich, Chief Financial Officer	2021	675,000	275,000	950,000
	2020	675,000	—	675,000
Robert Galvin, Interim Chief Operations Officer (2)	2021	675,000	250,000	925,000
	2020	675,000	—	675,000

(1) Appointed as Interim Chief Executive Officer effective as of April 27, 2020.
(2) Appointed as Interim Chief Operations Officer effective as of November 27, 2020.
Outstanding Equity Awards as of December 31, 2021
The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2021. There were no stock awards or other equity awards outstanding as of December 31, 2021.

	Option Awards
	Number of Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Randy Maslow, Interim Chief Executive Officer, President and Director	120,000	(1)	—	C$	1.60	5/11/26
	150,000	(3)	—	C$	2.25	11/21/27
	150,000	(5)	—	C$	3.56	3/2/28
	1,546,168	(6)	125,543	C$	7.50	8/6/29
Julius Kalcevich, Chief Financial Officer	200,000	(2)	—	C$	1.61	5/17/26
	257,750	(4)	—	C$	2.25	11/21/27
	150,000	(5)	—	C$	3.56	3/2/28
	921,741	(7)	72,531	C$	7.50	8/6/29
Robert Galvin, Interim Chief Operations Officer	41,825	(8)	—	C$	2.42	10/30/22
	83,650	(8)	—	C$	5.14	1/15/23
	366,666	(9)	33,334	C$	5.35	6/6/29
	280,075	(10)	14,197	C$	7.50	6/8/29

(1)	Stock options granted to Randy Maslow in May 2016 vested quarterly in equal installments over a one year period on June 30, 2016, September 30, 2016, December 31, 2016 and March 31, 2017.
(2)
Stock options granted to Julius Kalcevich in May 2016 vested quarterly in equal installments over a two year period on June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018.

(3)	Stock options granted to Randy Maslow in November 2017 vested immediately upon grant.
(4)
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

(5)
Stock options granted to Randy Maslow and Julius Kalcevich in March 2018 vested quarterly in equal installments over a one year period on March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018.

(6)
Assuming all milestones were met as of each quarter end date, stock options granted to Randy Maslow in August 2019 would vest in accordance with the following schedule: 251,084 stock options on September 30, 2019, 125,542 stock options on December 31, 2019, 290,747 stock options on March 31, 2020, 125,542 stock options on June 30, 2020, 125,543 stock options on September 30, 2020, 125,542 stock options on December 31, 2020, 125,541 stock options on March 31, 2021, 129,543 stock options on June 30, 2021, 125,542 stock options on September 30, 2021, 125,543 stock options on December 31, 2021, 125,543 stock options on March 31, 2022.

(7)
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

(8)	Stock options granted to Robert Galvin on October 30, 2018 and January 15, 2018 by MPX became immediately vested on the date of the MPX Acquisition, February 5, 2019.
(9)
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

Employment Agreements
We entered into employment agreements with the following individuals: (1) Randy Maslow (the “Maslow Employment Agreement”) effective as of January 1, 2019, pursuant to which Mr. Maslow serves as our President (and currently as our Interim Chief Executive Officer); (2) Julius Kalcevich (the “Kalcevich Employment Agreement”) effective as of January 1, 2019, pursuant to which Mr. Kalcevich serves as our Chief Financial Officer; and (3) Robert Galvin (the “Galvin Employment Agreement”) effective as of January 1, 2019, pursuant to which Mr. Galvin was appointed as our Chief Administrative Officer and currently serves as our Interim Chief Operations Officer. Each employment agreement was subsequently amended on April 4, 2020. The terms of the Maslow Employment Agreement and Galvin Employment Agreement will continue for a period of three years and automatically renew for successive one-year
periods at the end of each term until either party delivers written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term. The Kalcevich Employment Agreement provides for an indefinite term and shall remain in effect until terminated by either party pursuant to the terms thereof.
Pursuant to the terms of the employment agreements, Mr. Maslow, Mr. Kalcevich and Mr. Galvin each receive a base salary of $675,000. Each employment agreement also entitles the applicable employee to receive an annual incentive bonus at the sole discretion of our Board, based on criteria established annually by the Board in its sole discretion. Any such incentive bonus shall be paid no later than March 15 of the fiscal year following the fiscal year in which it was earned. Furthermore, pursuant to the terms of the applicable employment agreement, we promised to issue annual grants of ten-year
stock options (the “Time-Vested Options”) to purchase such number of our common shares equal to the following: (i) $1,066,667 minus the value of the base salary for that year (Maslow); or (ii) $800,000 minus the value of the base salary for that year (Kalcevich and Galvin). Each option grant shall vest in 12 equal quarterly installments commencing on the last day of the calendar quarter next following the date of grant and otherwise pursuant to the terms and conditions of an award agreement. Such Time-Vested Options may be granted as either stock options or restricted stock units. Each employment agreement also entitles the applicable employee to annual performance based options (the “Performance Options”) to purchase such number of our common shares as determined by our compensation committee; provided, however, that the value of each annual grant shall be equal to no less than the following amounts: (i) $533,333 (Maslow) or (ii) $400,000 (Kalcevich and Galvin). We retained the discretion to cancel all, some or none of the Performance Options based on the achievement of certain individual or Company performance objectives. The Performance Options expire ten years from the date of grant and vest in 12 equal quarterly installments commencing on the last day of the calendar quarter following the date of grant. The Performance Options may be granted as either as a grant of stock options or restricted stock units. Each employment agreement also entitles the applicable employee to participate in the Company’s benefit plans, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.
In the event that we terminate Mr. Maslow’s or Mr. Galvin’s employment for Cause (as defined in the Maslow Employment Agreement and Galvin Employment Agreement, respectively), we shall pay Mr. Maslow or Mr. Galvin accrued but unpaid salary (the “Maslow Accrued Salary” or “Galvin Accrued Salary,” as applicable) until the date of termination. Similarly, if we terminate Mr. Kalcevich’s employment for Cause (as defined in the Kalcevich Employment Agreement), we shall pay Mr. Kalcevich (i) accrued but unpaid salary and vacation pay (the “Kalcevich Accrued Salary” and together with the Maslow Accrued Salary and Galvin Accrued Salary, “Accrued Salary”) until the date of termination. For each of Mr. Maslow, Mr. Galvin and Mr. Kalcevich, upon their termination for Cause, any options that vested 12 months prior to the date of termination shall be exercisable for 90 days following the date of termination and all other options shall terminate.
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
In the event that we terminate any of Mr. Maslow’s, Mr. Galvin’s or Mr. Kalcevich’s employment without Cause or if Mr. Maslow, Mr. Galvin or Mr. Kalcevich terminates his employment for Good Reason, we shall pay to him (i) the applicable Accrued Salary until the date of termination and (ii) all issued options shall be accelerated such that they shall become immediately exercisable and we shall extend the period during which such options may be exercisable. Furthermore, if Mr. Maslow, Mr. Galvin or Mr. Kalcevich, as applicable, has been employed by us for at least three years, we shall also (i) issue him additional options to purchase such number of common shares equal to the total value of the options issued to him during the preceding 12 months (or if no options have been granted during the previous 12 months, then the most recent option grant, and which options shall be fully vested and immediately exercisable) and (ii) pay him the Severance Payment (as defined in the applicable employment agreement) in an amount equal to his current base salary, plus the amount of any incentive bonus paid to him during the previous 12 months, provided that he, among other things, signs a release agreement. In addition, we will pay the COBRA premiums for Mr. Maslow, Mr. Galvin or Mr. Kalcevich, as applicable, and his dependents for a period of 12 months following his termination.
In the event that we terminate any of Mr. Maslow’s, Mr. Galvin’s or Mr. Kalcevich’s employment without Cause or if Mr. Maslow, Mr. Galvin or Mr. Kalcevich terminates his employment for Good Reason during the first 12 months after a Change in Control (as defined in the applicable employment agreement), we shall pay to him (i) the applicable

Accrued Salary until the date of termination; (ii) an amount equal to his Adjusted Base Salary Compensation (as defined in the Maslow Employment Agreement and Galvin Employment Agreement) or Base Salary Compensation (as defined in the Kalcevich Employment Agreement), as applicable, for period of two years following the termination date; and (iii) all options shall be accelerated such that they shall become immediately exercisable (and shall not be subject to reduction for failure to meet performance objectives) and we shall extend the period during which such options may be exercisable. In addition, if Mr. Maslow, Mr. Galvin or Mr. Kalcevich, as applicable, has been employed by us for less than three years, we shall issue to him options to purchase such number of common shares equal to either the Adjusted Option Value (Maslow and Galvin) or Option Value (Kalcevich) (as applicable, and as such terms are defined in the applicable employment agreement) that were issued to him during the preceding 12 months. If the applicable employee has been employed by us for more than three years, we shall issue options to purchase such number of common shares equal to two times the Adjusted Option Value (Maslow and Galvin) or Option Value (Kalcevich) that were issued to him during the preceding 12 months (or if no options have been granted during the previous 12 months, then the most recent option grant), provided that the applicable employee, among other things, signs a release agreement. In either case, such options shall be fully vested and immediately exercisable for a period of ten years from the date of grant.
Equity Grant Practices
We adopted the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) dated October 15, 2018, which was approved by our shareholders at our annual general and special meeting held on November 26, 2018. Pursuant to the Omnibus Incentive Plan, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. On February 1 of each calendar year during the term of an executive employment agreement or the first day thereafter that we are permitted to make option grants to our executives, such executives receive grants of both time vested options and performance options. These equity grants may be granted as either stock options or restricted stock units.
Long-Term Incentive Plan
On January 6, 2022, our Board of Directors approved the terms of a Long-Term Incentive Program recommended by our compensation committee and pursuant to which we will allocate to certain of our employees (including our executive officers) and employees of our subsidiaries restricted stock units (“RSUs”) and option awards up to, in the aggregate, 5.75% of the fully diluted equity of our Company under our Amended and Restated Omnibus Incentive Plan dated October 15, 2018 in order to attract and retain such employees. The allocations of the LTIP Awards are contingent upon, and will occur within ten days following, the closing of the Recapitalization Transaction contemplated by the Restructuring Support Agreement. Upon the consummation of the Recapitalization Transaction, our current stock options will be canceled.
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
The bonus payments to be made to executives with respect to 2021 represent the discretionary annual amounts that the Board determined to pay each executive.
Regular Benefits
To the extent eligible under the applicable plans and programs, an executive and an executive’s family shall be entitled to participate in the Company’s medical, dental, and vision plans.

Director Compensation
The following table presents the total compensation for each person who served as a non-employee
member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity
awards to, or pay any other compensation to any of the
non-employee
members of our Board of Directors in 2021.

Name	Fees earned or paid in cash ($)	Total ($)
Robert M. Whelan Jr. (1) (2)	$147,500	$147,500
Michael P. Muldowney (1)	$147,500	$147,500
Diane M. Ellis (1)	$147,500	$147,500

(1)
Each independent director is paid an annual cash fee of $40,000 and a retainer of $100,000, which is prorated for the number of days in which the director has served on the Board, assuming 365 days in a calendar year. Directors who also chair one of the three committees receive an additional $7,500 per year in committee chair fees, which is prorated for the number of days in which the director has chaired a committee, assuming 365 days in a calendar year.

(2)	Robert M. Whelan Jr. resigned as a member of our Board of Directors on January 18, 2022.
As of December 31, 2021, each director held options to purchase up to 116,860 common shares. Upon appointment to the Board, each non-employee
director received an initial grant of stock options to purchase common shares of the Company valued at $117,222 on the date of grant, which vest in accordance with the following schedule: 19,476 stock options vest on June 30, 2020, 9,739 stock options vest on September 30, 2020, 9,738 stock options vest on December 31, 2020, 9,738 stock options vest on March 31, 2021, 9,739 stock options vest on June 30, 2021, 9,738 stock options vest on September 30, 2021, 9,738 stock options vest on December 31, 2021, 9,739 stock options vest on March 31, 2022, 9,738 stock options vest on June 30, 2022, 9,738 stock options vest on September 30, 2022, and 9,739 stock options vest on December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership of shares of our common shares as of February 28, 2022 by (i) each person known to beneficially own more than 5% of our outstanding common shares, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.
Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders, subject to community property laws, where applicable.

Beneficial Owner (1)	Common Shares Beneficially Owned Prior to the Recapitalization Transaction		Percentage of Common Shares Beneficially Owned Prior to the Recapitalization Transaction (2)	Common Shares Beneficially Owned After the Recapitalization Transaction (3)		Percentage of Common Shares Beneficially Owned After the Recapitalization Transaction (3)
Directors and Named Executive Officers:
Julius Kalcevich	2,037,304	(4)	1.2%	435,282	(21)	*
Randy Maslow	4,824,211	(5)	2.8%	2,732,500	(22)	*
Robert Galvin	1,146,145	(6)	*	226,018	(23)	*
Michael P. Muldowney	93,645	(7)	*	6,000	(24)	*
Diane M. Ellis	87,645	(8)	*	*		*
All Named Executive Officers and Directors as a Group (6 persons)	8,276,028		4.7%	3,449,800		*
5% or Greater Shareholders:
Hi-Med, LLC (9)	14,892,809	(10)	8.6%	267,072,369	(25)	4.3%
Parallax Master Fund, LP (11)	13,792,914	(12)	7.4%	369,665,259	(26)	5.9%
Jason Adler (13)	48,971,678		22.6%	2,572,163,239	(27)	41.2%
Hadron Healthcare and Consumer Special Opportunities Master Fund (15)	1,955,724	(16)	1.1%	455,443,477	(28)	7.3%
Senvest Management, LLC (17)	4,275,855	(18)	2.4%	1,062,701,447	(29)	17.0%
Oasis Investments II Master Fund Ltd. (19)	5,778,181	(20)	3.3%	1,265,120,771	(30)	20.3%

*	Represents beneficial ownership of less than 1%.
(1)	The address of each person is c/o iAnthus Capital Holdings, Inc., 420 Lexington Avenue, Suite 414, New York, NY 10170.
(2)
The calculation in this column is based upon 171,718,192 common shares outstanding on February 28, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Common shares that are currently exercisable or convertible within 60 days of February 28, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)
On July 10, 2020, we entered into the Restructuring Support Agreement with the Secured Lenders and the Consenting Unsecured Lenders to effectuate the Recapitalization Transaction to be implemented by way of the Plan of Arrangement under the BCBCA following approval by the Secured Lenders, Unsecured Lenders and our existing shareholders. Upon the closing of the Recapitalization Transaction, the Secured Lenders, the Unsecured Lenders and our shareholders are to be allocated and issued, approximately, such amounts of Restructured Senior Debt, Interim Financing, 8% Senior Unsecured Convertible Debentures and percentage of our pro forma common shares as further described in “Business – Financial Restructuring.” These columns give effect to the Recapitalization Transaction and are based upon 6,244,297,891 common shares outstanding upon the consummation of the Recapitalization Transaction. The consummation of the Recapitalization Transaction, through the Plan of Arrangement, is subject to certain conditions, including obtaining Requisite Approvals.

(4)	Represents (i) 124,586 common shares and (ii) 1,602,022 common shares issuable upon exercise of options.
(5)	Represents (i) 2,732,500 common shares and (ii) 2,090,711 common shares issuable upon exercise of options.

(6)	Represents (i) 313,096 common shares (ii) 819,747 common shares issuable upon exercise of options and (iii) 100,380 common shares issuable upon exercise warrants.
(7)	Represents (i) 6,000 common shares and (ii) 87,645 common shares issuable upon exercise of options. Excludes 29,215common shares issuable upon exercise of unvested options.
(8)	Represents 87,645 common shares issuable upon exercise of options. Excludes 29,215 common shares issuable upon exercise of unvested options.
(9)
Dr. Krishna Singh is the Manager of
Hi-Med,
LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of
Hi-Med,
LLC is 1001 N. US Highway 1, Suite 800, Jupiter, FL 33477.

(10)	Represents (i) 14,048,215 common shares and (ii) 844,594 common shares issuable upon conversion of Unsecured Convertible Debentures.
(11)
William Bartlett is the Managing Member of Parallax Master Fund, LP and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Parallax Master Fund, LP is 88 Kearny Street, 20th Floor, San Francisco, CA 94108.

(12)	Represents (i) 4,478,219 common shares issuable upon exercise of warrants and (ii) 9,314,695 common shares issuable upon conversion of Secured Convertible Notes.
(13)
Jason Adler is the Managing Member of Gotham Green Credit Partners GP I, LLC, Gotham Green GP 1, LLC, Gotham Green GP II, LLC and Gotham Green Partners SPV V GP, LLC. Gotham Green Credit Partners GP I, LLC is the General Partner of Gotham Green Credit Partners SPV 1, LP. Gotham Green GP 1, LLC is the General Partner of Gotham Green Fund 1, LP and Gotham Green Fund 1 (Q), LP. Gotham Green GP II, LLC is the General Partner of Gotham Green Fund II (Q), LP and Gotham Green Fund II, LP. Gotham Green Partners SPV V GP, LLC is the General Partner of Gotham Green Partners SPV V, LP.

(14)
Represents (i) the following securities held by Gotham Green Credit Partners SPV 1, LP: (A) 2,762,646 common shares, and (B) 9,533,773 common shares issuable upon conversion of Secured Convertible Notes; (ii) the following securities held by Gotham Green Fund 1, LP: (A) 270,646 common shares, (B) 507,551 common shares issuable upon exercise of warrants and (C) 1,836,786 common shares issuable upon conversion of Secured Convertible Notes; (iii) the following securities held by Gotham Green Fund 1 (Q), LP: (A) 1,082,759 common shares, (B) 2,030,520 common shares issuable upon exercise of warrants and (C) 7,348,296 common shares issuable upon conversion of Secured Convertible Notes; (iv) the following securities held by Gotham Green Fund II (Q), LP: (A) 2,165,914 common shares issuable upon exercise of warrants and (B) 4,515,185 common shares issuable upon conversion of Secured Convertible Note; (v) the following securities held by Gotham Green Partners SPV V, LP: (A) 5,120,097 common shares issuable upon exercise of warrants and (B) 10,649,528 common shares issuable upon conversion of Secured Convertible Notes; and (vi) the following securities held by Gotham Green Fund II, LP: (A) 372,157 common shares issuable upon exercise of warrants and (B) 775,820 common shares issuable upon conversion of Secured Convertible Notes. Excludes (i) a Senior Secured Bridge Note in the original principal amount of $4,692,600 held by Gotham Green Fund II (Q), LP and (ii) a Senior Secured Bridge Note in the original principal amount of $807,400 held by Gotham Green Fund II, LP. We and the holder of the Senior Secured Bridge Notes may mutually agree that all or part of the repayment of the Obligations (as defined in the Senior Secured Bridge Notes) be applied to the subscription price for our securities issued in connection with a Qualified Financing or otherwise, subject to approval by our board of directors and compliance with applicable laws; provided that such subscription for securities may occur only after the effective date of the Recapitalization Transaction.

(15)
Marco D’Attanasio is the Managing Member of Hadron Healthcare and Consumer Special Opportunities Master Fund and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Hadron Healthcare and Consumer Special Opportunities Master Fund is P.O. Box 309, Ugland House, Grand Cayman
KY1-1104,
Cayman Islands.

(16)	Represents (i) 435,457 common shares issuable upon exercise of warrants and (ii) 1,520,267 common shares issuable upon conversion of Unsecured Debentures.
(17)
Senvest Management, LLC manages and makes decisions on behalf of Senvest Master Fund, LP and Senvest Global (KY), LP. Richard Mashaal and Brian Gonick are members of Senvest Management, LLC, and in such capacity have the right to vote and dispose of the securities held by Senvest Master Fund, LP and Senvest Global (KY) LP.

(18)
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

(19)
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

(20)	Represents (i) 1,555,209 common shares issuable upon exercise of warrants and (ii) 4,222,972 common shares issuable upon conversion of Unsecured Debentures.
(21)	Represents 435,282 common shares.
(22)	Represents 2,732,500 common shares.
(23)	Represents 226,018 common shares.
(24)	Represents 6,000 common shares.
(25)	Represents 267,072,369 common shares.
(26)	Represents 369,665,259 common shares.
(27)
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

(28)	Represents 455,443,477 common shares.
(29)	Represents 936,189,370 common shares held by Senvest Master Fund, LP and 126,512,077 common shares held by Senvest Global (KY), LP.
(30)	Represents 1,265,120,771 common shares.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	33,143,342	$3.15	6,668,197
Equity compensation plans not approved by security holder	—	—	—

Total	33,143,342		6,668,197

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following includes a summary of transactions during our fiscal years ended December 31, 2021 and December 31, 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for
the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form
10-K.
We are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for
the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.
On October 22, 2020, our 24.6% equity interest in Reynold Greenleaf & Associates, LLC, an entity owned in part by an individual with a familial relationship to Hadley Ford, our former officer and director, was redeemed for approximately $2.4 million.
On June 30, 2017, Hadley Ford, our former Chief Executive Officer and member of our Board entered into a loan facility with us for up to C$0.5 million (equivalent $0.4 million). As of December 31, 2021 and 2020, the outstanding balance of the facility was $Nil and C$490,043 (equivalent to $0.4 million based on exchange rates as of December 31, 2020), respectively. As of December 31, 2021 and 2020, accrued interest on the outstanding balance of the facility was $Nil and C$8,185 (equivalent to $6,429 based on exchange rates as of December 31, 2020), respectively. The loan accrues interest at a rate of 2.5% per annuum and was initially payable upon maturity of the loan on June 30, 2020. As part of Mr. Ford’s termination agreement, the maturity date of the loan was extended to June 30, 2021 and the balance of the loan was partially offset by compensation owed to Mr. Ford in the amount of $488,467. On January 8, 2021, the outstanding loan facility balance of $0.4 million was fully settled by compensation owed to Mr. Ford.
As part of the MPX Acquisition, we acquired the following significant related party balances:

•
On February 5, 2019, related party receivable of $0.7 million was due from companies owned by Elizabeth Stavola, our former Chief Strategy Officer and member of our Board. The related party receivable was converted into a loan facility of up to $10.0 million, which accrues interest at the rate of 16.0%, compounded annually. Interest is due upon maturity of the loan on December 31, 2021. The balance was $4.6 million as of December 31, 2021 (December 31, 2020—$3.2 million), which included accrued interest of $0.9 million as of December 31, 2021 (December 31, 2020—$0.3 million).

•
We assumed the Stavola Trust Note in the principal amount of $10.8 million, payable to the Elizabeth Stavola 2016 NV Irrevocable Trust. This trust is for the benefit of Elizabeth Stavola, our former Chief Strategy Officer and a former member of our Board. The note matured on January 19, 2020 and accrued interest at a rate of 8.0%

per annum. Repayment of the note was secured by the assets of certain of our subsidiaries. For the years ended December 31, 2021 and 2020, interest expense of less than $Nil million and $0.1 million, respectively, was recognized. As of December 31, 2021 and 2020, there was no amount owed with respect to the note.

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

On August 26, 2019, INJ entered into a financing, leasing, licensing and services agreement with MPX NJ, which is subject to regulatory approval by the New Jersey CRC (the “NJ Agreement”) pursuant to which INJ would provide MPX NJ with financial planning services, vendor management services, regulatory guidance and financing for working capital, among other services. Pursuant to the terms of the NJ Agreement, on October 24, 2019, INJ entered into the Loan Agreement with MPX NJ pursuant to which INJ would loan to MPX NJ, from time to time, up to an aggregate of $10.0 million, which may be increased by unlimited $1.0 million tranches, subject to certain conditions. Furthermore, INJ may advance up to an additional $5.0 million to MPX NJ in its sole discretion. Outstanding loans were to mature on December 31, 2021 and bear interest at a rate of 16% per year, subject to adjustment in the event of default. In connection with the Loan Agreement, on October 16, 2019, MPX NJ issued INJ the INJ Note in the principal amount of up to $10.0 million. The principal amount of the INJ Note together with any interest accrued thereon was convertible into such number of Class A units of MPX NJ equal to a 99% equity interest in MPX NJ on a fully diluted basis. In addition, on October 24, 2019, INJ entered into the Option Agreement with MPX NJ pursuant to which INJ acquired an option to acquire all of the units of MPX NJ for $1,000. Elizabeth Stavola, our former Chief Strategy Officer and former member of our Board was the former Chief Executive Officer and majority owner of MPX NJ. On February 3, 2021, INJ sent a notice of conversion to MPX NJ pursuant to the Loan Agreement, notifying MPX NJ of INJ’s election to exercise its right to convert the entire principal amount outstanding, plus all accrued and unpaid interest thereon, into a number of Class A units of MPX NJ representing 99% equity interest in MPX NJ. The conversion of INJ’s debt to equity was subject to approval by the CRC. In addition, on February 25, 2021, INJ sent to MPX NJ and the current equityholders of MPX NJ a notice of election, notifying MPX NJ and its current equityholders of INJ’s election to exercise its purchase option pursuant to the Option Agreement. On January 7, 2022, the CRC approved INJ’s acquisition of all of the units of MPX NJ, and on February 1, 2022, INJ closed the acquisition of MPX NJ, resulting in INJ owning 100% of the equity interests of MPX NJ. As of December 31, 2021 and 2020, the outstanding balance of the loan facility including accrued interest was $4.6 million and $3.2 million, respectively.
Our former Chief Executive Officer’s sister was the Vermont Advisor Executive to ICM. As of December 31, 2021 and 2020, we paid her $0.1 million and $0.1 million, respectively.

During the years ended December 31, 2020 and 2019, Gotham Green Partners (“GGP”) and Parallax Master Fund, LP invested an aggregate amount of $37.2 million and $15.0 million, respectively, through the purchase of Secured Convertible Notes. During the year ended December 31, 2020, GGP invested $14.7 million through the Interim Financing. As of December 31, 2021, the outstanding principal amount of the Secured Convertible Notes was $97.5 million plus accrued interest thereon of $30.9 million (December 31, 2020 -$97.5 million in principal amount together with $9.6 million in accrued interest thereon).
During the year ended December 31, 2019,
Hi-Med
invested $5.0 million through the purchase of Unsecured Convertible Debentures. As of December 31, 2021, the outstanding balance of the Unsecured Convertible Debentures was $60.0 million (December 31, 2020—$60.0 million).
Independence of the Board of Directors
Our Board of Directors is comprised of Randy Maslow, Michael P. Muldowney and Diane M. Ellis, of which all members except Randy Maslow are deemed to be independent within the meaning of the CSE Guide and applicable Canadian regulations. In addition, although our common shares are not listed on any U.S. national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market to determine which directors are “independent” in accordance with such definition.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees billed by as described below:

	2021	2020
Audit and audit related fees	$1,569,954	$1,871,813
Tax fees	—	—
All other fees	—	—

Total	$1,569,954	$1,871,813

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
non-audit
services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved
by such delegated members. In the fiscal years ended December 31, 2021 and 2020 all of the services performed by our independent registered public accounting firm were pre-approved
by the audit committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1) Financial Statements:

The consolidated financial statements required by this Item are included beginning at page 54.
(1) Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.
(b) Exhibits
The following documents are included as exhibits to this report.

Exhibit No.	Title of Document
3.1	Articles of iAnthus Capital Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

4.1*	Description of the Registrant’s Securities

10.1+	Amended and Restated Omnibus Incentive Plan Dated October 15, 2018 (Incorporated by reference to Exhibit 10.1 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.2+	Second Amended and Restated Secured Debenture Purchase Agreement dated July 10, 2020 by and among iAnthus Capital Holdings, Inc., iAnthus Capital Management, LLC, the lenders a party thereto, the credit parties a party thereto and Gotham Green Admin 1, LLC, as collateral agent (Incorporated by reference to Exhibit 10.2 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.3+	Employment Agreement between the Company and Julius Kalcevich (Incorporated by reference to Exhibit 10.3 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.4+	First Amendment to Employment Agreement between the Company and Julius Kalcevich (Incorporated by reference to Exhibit 10.4 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.5+	Employment Agreement among iAnthus Capital Management, LLC including the Company and all of its subsidiaries and Randy Maslow (Incorporated by reference to Exhibit 10.5 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.6+	First Amendment to Employment Agreement between the Company and Randy Maslow (Incorporated by reference to Exhibit 10.6 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.7#	Restructuring Support Agreement dated July 10, 2020 by and among iAnthus Capital Holdings, Inc., each of the subsidiaries a party thereto, each lender a party thereto and each consenting debenture holder a party thereto (Incorporated by reference to Exhibit 10.7 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.8	Form of Warrant for March and May 2019 Private Placements (Incorporated by reference to Exhibit 10.8 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

Exhibit No.	Title of Document

10.9	Form of Warrant for May 2018 and September and December 2019 Private Placements (Incorporated by reference to Exhibit 10.9 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.10	Form of Warrant for MPX Private Placement dated January 19, 2017 (Incorporated by reference to Exhibit 10.10 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.11	Form of Warrant for MPX October 2017 and January 2020 Private Placements (Incorporated by reference to Exhibit 10.11 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.12	Form of Warrant for MPX Private Placement dated March 2, 2018 (Incorporated by reference to Exhibit 10.12 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.13	Form of Warrant for MPX Private Placement dated December 20, 2018 (Incorporated by reference to Exhibit 10.13 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.14	Form of Warrant for MPX June 2018 and January 2019 Private Placements (Incorporated by reference to Exhibit 10.14 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.15	Form of Warrant for MPX Private Placement dated January 4, 2019 (Incorporated by reference to Exhibit 10.15 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.16	Form of Warrant for MPX Private Placement dated January 17, 2018 (Incorporated by reference to Exhibit 10.16 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.17+	Employment Agreement among iAnthus Capital Management, LLC including the Company and all of its subsidiaries and Robert Galvin (Incorporated by reference to Exhibit 10.17 to iAnthus’ Form 10/A filed with the SEC on February 5, 2021)

10.18+	First Amendment to Employment Agreement between the Company and Robert Galvin (Incorporated by reference to Exhibit 10.18 to iAnthus’ Form 10/A filed with the SEC on February 5, 2021)

10.19+	Settlement and General Release Agreement among iAnthus Capital Holdings, Inc., iAnthus Capital Management, LLC and Hadley Ford (Incorporated by reference to Exhibit 10.20 to iAnthus’ Form 10/A filed with the SEC on March 31, 2021)

10.20	Amended and Restated Plan of Arrangement dated August 6, 2020 (Incorporated by reference to Exhibit 10.21 to iAnthus’ Form 10/A filed with the SEC on March 31, 2021)

10.21	Amending Agreement to the Restructuring Support Agreement dated June 15, 2021 by and among the Company, the Secured Lenders and the Consenting Unsecured Lenders (Incorporated by reference to Exhibit 10.1 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 21, 2021)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to iAnthus’ Annual Report on Form 10-K filed with the SEC on April 1, 2021)

21.1*	Subsidiaries

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101. SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL
* Filed herewith.
+ Management contract or compensatory plan or arrangement.
# Pursuant to Item 601(b)(10) of Regulation
S-K,
certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
ITEM 16. FORM
10-K
SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March, 2022.

IANTHUS CAPITAL HOLDINGS, INC.

/s/ Randy Maslow
Randy Maslow
Interim Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy Maslow	Interim Chief Executive Officer, President and Director	March 17, 2022
Randy Maslow	(Principal Executive Officer)

/s/ Julius Kalcevich	Chief Financial Officer	March 17, 2022
Julius Kalcevich	(Principal Financial and Accounting Officer)

/s/ Robert Galvin	Interim Chief Operating Officer	March 17, 2022
Robert Galvin

/s/ Michael P. Muldowney	Director	March 17, 2022
Michael P. Muldowney

/s/ Diane M. Ellis	Director	March 17, 2022
Diane M. Ellis