Form 10-Q
period 2022-03-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2022-05-12
CIK 1643154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to ___________
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of May 12, 2022 was
 171,718,192.

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

ITEM 1.	FINANCIAL STATEMENTS
iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of U.S. dollars or shares)

	March 31,	December 31,
	2022	2021
		(Revised)

Assets
Cash	$14,078	$13,244
Restricted cash	2,641	3,334
Accounts receivable, net of allowance for doubtful accounts of $15 (December 31, 2021—$27)	3,687	3,595
Prepaid expenses	5,060	3,178
Inventories, net	31,950	28,692
Other current assets	1,462	1,603

Current Assets	58,878	53,646
Investments	536	568
Property, plant and equipment, net	109,716	112,634
Right-of-use assets	32,529	30,429
Other long-term assets	3,897	8,650
Intangible assets, net	154,139	139,062

Total Assets	$359,695	$344,989

Liabilities and Shareholder’s Deficit
Accounts payable	$17,296	$13,636
Accrued and other current liabilities	110,817	98,933
Current portion of long-term debt, net of issuance costs	178,562	165,381
Derivative liabilities	4	16
Current portion of lease liabilities	7,895	7,342

Current Liabilities	314,574	285,308
Long-term debt, net of issuance costs	16,336	27,999
Deferred income tax	31,597	27,507
Long-term portion of lease liabilities	29,465	27,814

Total Liabilities	391,972	368,628

Commitments and Contingencies
Shareholders’ Deficit
Common shares—no par value. Authorized— unlimited number. 171,718—issued and outstanding (December 31, 2021—171,718—issued and outstanding)	—	—
Shares to be issued	1,531	1,531
Additional paid-in capital	777,926	776,462
Accumulated deficit	(811,734)	(801,632)

Total Shareholders’ Deficit	$(32,277)	$(23,639)

Total Liabilities and Shareholders’ Deficit	$359,695	$344,989

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenues, net of discounts	$42,790	$51,805
Costs and expenses applicable to revenues	(20,298)	(22,084)

Gross profit	22,492	29,721

Operating expenses
Selling, general and administrative expenses	23,406	24,228
Depreciation and amortization	8,406	6,832
Write-downs, recoveries and other charges, net	57	259

Total operating expenses	31,869	31,319

Loss from operations	(9,377)	(1,598)
Interest income	60	124
Other income	11,266	274
Interest expense	(5,894)	(5,678)
Accretion expense	(766)	(4,852)
Provision for debt obligation fee	(414)	(414)
Losses from change in fair value of financial instruments	(102)	(17)

Loss before income taxes	(5,227)	(12,161)
Income tax expense	4,875	7,291

Net loss	$(10,102)	$(19,452)

Net loss per share—basic and diluted	$(0.06)	$(0.11)
Weighted average number of common shares outstanding—basic and diluted	171,718	171,718
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands of U.S. dollars or shares)

	Three Months Ended March 31, 2022
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance – January 1, 2022 – (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)
Share-based compensation	—	—	1,464	—	1,464
Net loss	—	—	—	(10,102)	(10,102)

Balance – March 31, 2022	171,718	$1,531	$777,926	$(811,734)	$(32,277)

	Three Months Ended March 31, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2021 – (Revised)	171,718	$1,531	$769,940	$(724,142)	$47,329
Share-based compensation	—	—	1,634	—	1,634
Net loss	—	—	—	(19,452)	(19,452)

Balance – March 31, 2021	171,718	$1,531	$771,574	$(743,594)	$29,511

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(10,102)	$(19,452)
Adjustments to reconcile net loss to cash provided by operations:
Interest income	(60)	(124)
Interest expense	5,894	5,678
Accretion expense	766	4,852
Debt obligation fees	414	414
Depreciation and amortization	9,029	7,374
Write-downs, recoveries and other charges, net	57	259
Share-based compensation	1,464	1,634
Losses from change in fair value of financial instruments	102	17
Gain from nonmonetary consideration from acquisition (Refer to Note 4)	(10,460)	—
Deferred income taxes	—	8
Change in operating assets and liabilities ( Refer to Note 13)	4,647	4,792

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$1,751	$5,452

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,573)	(4,752)
Acquisition of other intangible assets	(61)	—
Proceeds from sale of property, plant and equipment	127	—
Issuance of related party promissory note	(92)	(375)
Purchase of subsidiaries, net of cash acquired	4	—

NET CASH USED IN INVESTING ACTIVITIES	$(1,595)	$(5,127)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	—	11,000
Debt issuance costs	—	(694)
Repayment of debt	(15)	(14)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(15)	$10,292

CASH AND RESTRICTED CASH:
NET INCREASE IN CASH AND RESTRICTED CASH DURING THE YEAR	141	10,617

CASH AND RESTRICTED CASH, BEGINNING OF YEAR ( Refer to Note 13 )	16,578	11,510

CASH AND RESTRICTED CASH, END OF YEAR ( Refer to Note 13 )	$16,719	$22,127

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)
Note 1 – Organization and Description of Business
(a)
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
The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021, included in the Company’s Annual Report on the Form
10-K
filed with the SEC on March 18, 2022. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported on the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2022, or any other period.
Except as otherwise stated, these unaudited interim condensed consolidated financial statements are presented in U.S. dollars.
(c)
Going Concern
These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the three months ended March 31, 2022, the Company reported a net loss of $10.1 million, operating cash inflows of $1.8 million and an accumulated deficit of $811.7 million as of March 31, 2022. These material circumstances cast substantial doubt on the Company’s ability to continue as a going concern for a period at least 12 months from the date of this report and ultimately on the appropriateness of the use of the accounting principles applicable to a going concern.
During the three months ended March 31, 2022, due to liquidity constraints, the Company did not make interest payments due to the lenders (the “Secured Lenders”) of the Company’s
13%
senior secured convertible debentures (the “Secured Notes”) and the lenders (the “Unsecured Lenders” and together with the Secured Lenders, the “Lenders”) of the Company’s 8% convertible unsecured debentures (the “Unsecured Debentures”). The Company is currently in default with respect to certain of its long-term debt, which, as of March 31, 2022, consists of
$97.5 million and $60.0 million of principal amount and $34.8 million and $10.8 million in accrued interest with respect to the Secured Notes and Unsecured Debentures, respectively. In addition, as a result of the default, the Company has accrued additional fees and interest of $15.8 million in excess of the aforementioned amounts. Refer to Note 5 and Note 14 for further discussion.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

As a result of the March 31, 2020 default, the Board of Directors of the Company (the “Board” or the “Board of Directors”) formed a special committee comprised of the Company’s then five independent, non-management
directors of the Company (the “Special Committee”) to, among other matters, explore and consider strategic alternatives available to the Company in light of the prospective liquidity requirements of the Company, the condition of the capital markets affecting companies in the cannabis industry, and the rapid change in the state of the economy and capital markets generally caused by the novel coronavirus known as
COVID-19
(“COVID-19”),
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
On June 22, 2020, the Company received notice from Gotham Green Admin 1, LLC (the “Collateral Agent”), as collateral agent holding security for the benefit of the Secured Lenders, with a demand for repayment (the “Demand Letter”) under the Amended and Restated Secured Debenture Purchase Agreement dated October 10, 2019 (the “Secured Notes Purchase Agreement”) of the entire principal amount of the Secured Notes, together with interest, fees, costs and other allowable charges that had accrued or might accrue in accordance with the Secured Notes Purchase Agreement and the other Transaction Agreements (as defined in the Secured Notes Purchase Agreement). The Collateral Agent also concurrently provided the Company with a Notice of Intention to Enforce Security (the “BIA Notice”) under section 244 of the Bankruptcy and Insolvency Act (Canada) (the “BIA”).
On July 10, 2020, the Company and certain of its subsidiaries entered into a restructuring support agreement (as amended, the “Restructuring Support Agreement”) with the Secured Lenders and certain of the Unsecured Lenders (the “Consenting Unsecured Lenders”) to affect a proposed recapitalization transaction (the “Recapitalization Transaction”). Under the Restructuring Support Agreement, certain of the Secured Lenders agreed to provide interim financing in the amount of $14.7 million (the “Tranche Four Secured Notes”). Refer Note 14 for further details regarding the proposed transaction.
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
Pursuant to the terms of the Restructuring Support Agreement, the Recapitalization Transaction would be implemented pursuant to arrangement proceedings (“Arrangement Proceedings”) commenced under the British Columbia Business Corporations Act, or, only if necessary, the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Completion of the Recapitalization Transaction through the Arrangement Proceedings is subject to, among other things, requisite stakeholder approval of the plan of arrangement (the “Plan of Arrangement”).

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On September 14, 2020, the Company held meetings at which the stakeholders approved the Plan of Arrangement. Following the stakeholder vote, on September 25, 2020, the Company attended a court hearing before the Supreme Court of British Columbia (the “Court”) to receive approval of the Plan of Arrangement. On October 5, 2020, the Company received final approval from the Court for the Plan of Arrangement. On November 5, 2020, the Company received a notice of appeal with respect to the final approval for the Plan of Arrangement by the Court, and on January 29, 2021, the appeal was dismissed by the British Columbia Court of Appeal. Because the Company received the necessary approvals of the Plan of Arrangement from the Court, Secured Lenders, Unsecured Lenders and the holders of the Company’s common shares, options and warrants, the Recapitalization Transaction will be implemented through the British Columbia Business Corporations Act and not the CCAA.
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
On August 12, 2021, Mayflower’s pending application for a Marijuana Establishment retail license for its Allston, Massachusetts retail location (the “Allston Retail License”) was approved by the CCC at its August 2021 public meeting. As a result of such August 12, 2021 approval, Mayflower was required to submit a new change of ownership and control application to the CCC in connection with the Recapitalization Transaction with respect to the Allston Retail License (the “New COC Application”). The New COC Application was submitted by Mayflower on November 10, 2021 and is currently pending before the CCC. The New COC Application must be approved by the CCC before the June 17 Approval can be effectuated.
On August 20, 2021, Gotham Green Partners, LLC and Gotham Green Admin 1, LLC (the “Applicants”) filed a Notice of Application (the “Application”) with the Ontario Superior Court of Justice Commercial List (“OSCJ”), which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ at which the OSCJ issued an endorsement (the “Stay Order”) that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued its decision granting the Applicant’s relief sought in the Application (the “Decision”). Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal and a hearing on the appeal is scheduled for June 9, 2022.
On August 20, 2021, the Vermont Department of Public Safety (the “DPS”) confirmed that the DPS does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and Interim Chief Executive Officer of the Company to be appointed upon the closing of the Recapitalization Transaction, which background checks have been completed.
On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”) contemplated by the Recapitalization Transaction (the “Variance Request”). On November 19, 2021, a petition (as amended, the “Petition”) was filed by certain petitioners (the “Petitioners”) with the OMMU challenging the OMMU’s approval of the Variance Request and requesting a formal administrative hearing before an administrative law judge (“ALJ”) at the Florida Division of Administrative Hearings. As a result of the Petition, the OMMU informed the Company that the OMMU’s prior approval of the Variance Request is not an enforceable agency order until such time that there is a final resolution of the Petition and a final agency order is issued by the OMMU. On May 4, 2022, the OMMU issued a final agency order, accepting the recommendation of the ALJ and dismissing the Petition.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 1, 2022, the Maryland Medical Cannabis Commission (the “MMCC”) approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, S8 Management, LLC (“S8”), contemplated by the Recapitalization Transaction. S8 currently controls
4 licensed entities in Maryland through management services agreements.
State-level regulatory approvals remain outstanding in Massachusetts, New Jersey, and New York. On January 7, 2022, the New Jersey Cannabis Regulatory Commission (“CRC”) approved the Company’s acquisition of 100% of the equity interest in New Jersey license holder MPX New Jersey, LLC (“MPX NJ”). On February 1, 2022, the Company closed on its acquisition of MPX NJ, which resulted in a requirement for prior regulatory approval for the change of beneficial ownership of MPX NJ that would result from the Recapitalization Transaction to be required as a condition to closing under the Restructuring Support Agreement.
The Company believes that the financing transactions received to date should provide the necessary funding for the Company to continue as a going concern. However, there can be no assurance that capital, when needed, will be available on terms acceptable to the Company, or at all. As such, these material circumstances cast substantial doubt on the Company’s ability to continue as a going concern for a period no less than 12 months from the date of this report. These unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
Significant estimates made by management include, but are not limited to: economic lives of leased assets; inputs used in the valuation of inventory; allowances for potential uncollectability of accounts and notes receivable; provisions for inventory obsolescence; impairment assessment of long- lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.
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

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

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
It is unknown whether and how the Company may be impacted if the
COVID-19
pandemic continues to persist for an extended period of time or it there are increases in its breadth or in its severity, including as a result of the waiver of regulatory requirements or the implementation of emergency regulations to which the Company is subject. The
COVID-19
pandemic poses a risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period.
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
(h) Reclassification
Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications adjustment had no effect on the Company’s previously reported unaudited interim condensed consolidated statement of operations.
The following table summarizes the effects of reclassification adjustment on the line items within the Company’s unaudited interim condensed consolidated statements of operations:

Prior Year’s Line item	Reclassified Amount	Current Year’s Line item
Depreciation and amortization	$542	Selling, general and administrative expenses
Depreciation and amortization	(542)	Depreciation and amortization
(i) Revision of Prior Period Financial Statements
During the three months ended March 31, 2022, the Company determined that it had not appropriately recorded cost of inventory as of December 31, 2021. This resulted in an overstatement of the inventory balance, accrued and other current liabilities, income tax expense and accumulated deficit as of December 31, 2021, and an understatement of costs and expenses applicable to revenues for the year ended December 31, 2021.
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

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The effect of the adjustments on the line items within the Company’s consolidated balance sheet as of December 31, 2021 is as follows:

	December 31, 2021
	As previously reported	Adjustment	As adjusted
Inventories	$30,447	$(1,755)	$28,692
Current assets	55,401	(1,755)	53,646
Total assets	346,744	(1,755)	344,989
Accrued and other current liabilities	99,446	(513)	98,933
Current liabilities	285,821	(513)	285,308
Total liabilities	369,141	(513)	368,628
Accumulated deficit	(800,390)	(1,242)	(801,632)
Total shareholders’ deficit	(22,397)	(1,242)	(23,639)
Total liabilities and shareholders’ deficit	346,744	(1,755)	344,989
The effect of the adjustments on the line items within the Company’s consolidated statement of operations as of December 31, 2021 is as follows:

	Year Ended December 31, 2021
	As previously reported	Adjustment	As adjusted
Costs and expenses applicable to revenues	$(91,735)	$(1,755)	$(93,490)
Gross profit	111,283	(1,755)	109,528
Loss from operations	(22,025)	(1,755)	(23,780)
Loss from operations before income tax	(53,999)	(1,755)	(55,754)
Income tax expense	22,249	(513)	21,736
Net loss	(76,248)	(1,242)	(77,490)
Earnings per share	(0.44)	(0.01)	(0.45)
The effect of the adjustments on the line items within the Company’s interim condensed consolidated statements of changes in shareholders’ deficit for the three months ended March 31, 2022 is as follows:

	March 31, 2022
	As previously reported	Adjustment	As adjusted
Accumulated deficit – Balance January 1, 2022	$(800,390)	$(1,242)	$(801,632)
Total Shareholders’ deficit – Balance January 1, 2022	(22,397)	(1,242)	(23,639)
Note 2 – Leases
The Company mainly leases office space and cannabis cultivation, processing and retail dispensary space. Leases with an initial term of less than 12 months are not recorded on the unaudited interim condensed consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it was reasonably certain that the renewal options on the majority of its cannabis cultivation, processing and retail dispensary space would be exercised based on operating history and knowledge, current understanding of future business needs and the level of investment in leasehold improvements, among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the rate available to the parent company. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain subsidiaries of the Company rent or sublease certain office space to/from other subsidiaries of the Company. These intercompany subleases are eliminated on consolidation and have lease terms ranging from less than 1 year to 15 years.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Maturities of lease liabilities for operating leases as of March 31, 2022, were as follows:

Operating Leases
2023	$7,895
2024	7,892
2025	8,065
2026	8,161
2027	7,835
Thereafter	58,473

Total lease payments	$98,321
Less: interest expense	(60,961)

Present value of lease liabilities	$37,360
Weighted-average remaining lease term (years)	11.4
Weighted-average discount rate	20%

For the three months ended March 31, 2022, the Company recorded operating lease expenses of $2.2 million (March 31, 2021—$2.4 million), which are included in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated balance sheets. For the three months ended March 31, 2022, the Company recorded sublease income of $0.2 million (March 31, 2021—$Nil), which is included in other income on the unaudited interim condensed consolidated statements of operations.
Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	March 31, 2022	December 31, 2021
Right-of-use assets	Operating leases	$32,529	$30,429

Lease Liabilities
Current portion of lease liabilities	Operating leases	$7,895	$7,342
Long-term lease liabilities	Operating leases	29,465	27,814

Total		$37,360	$35,156

Note 3—Inventories
Inventories
are
 comprised of the following items:

	March 31, 2022	December 31, 2021
		(Revised)
Supplies	$6,744	$6,188
Raw materials	8,059	5,641
Work in process	8,444	9,464
Finished goods	8,703	7,399

Total	$31,950	$28,692

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three months ended March 31, 2022, the Company recorded $0.3 million (March 31, 2021 – $0.2 million), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

1
1

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 4 – Acquisitions
Acquisition of MPX New Jersey LLC
On February 1, 2022, the Company’s wholly-owned subsidiary, iAnthus New Jersey, LLC (“INJ”), closed on its acquisition of MPX NJ, a New Jersey-based entity with a New Jersey medical cannabis permit.
The acquisition consisted of INJ exercising its right to convert the principal balance of the loan and accrued interest owed pursuant to its loan agreement of $4.6 million into a 99% equity interest in MPX NJ. In addition, pursuant to an option agreement
,
INJ exercised its option to acquire the remaining 1% of MPX NJ for nominal consideration. The transaction with MPX NJ is a related party transaction due to the fact that Elizabeth Stavola, a former officer and director of iAnthus, is a former officer, director and majority owner of MPX NJ. The Company acquired MPX NJ to use its permit
to
build-out
cultivation, production and retail operations within the state of New Jersey. The Company expects this acquisition to help establish a larger national footprint within the United States.
This transaction was treated as an asset acquisition under U.S. GAAP as substantially all of the fair value of the gross assets acquired were deemed to be associated with the acquired cultivation, production and retail licenses recognized as intangible assets in the table below.
The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed:

Consideration
Cash	$1
Settlement of pre-existing relationships	19,193

Fair value of consideration	$19,194

Assets acquired and liabilities assumed
Cash	$5
Fixed assets	100
Other non-current assets	15
Intangible assets	19,100
Accounts payable	(15)
Accrued and other current liabilities	(11)

Net assets acquired	$19,194

The Company has determined that this acquisition is an asset acquisition under
ASC
805 Business Combinations whereby the total consideration is allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing date. The Company determined the fair value of the net identifiable assets received from the asset acquisition was a more reliable measurement of the assets exchanged as part of this asset acquisition. The Company concluded that the consideration included a nonmonetary component of $14.5 million as noncash consideration exchanged for the net identifiable assets received from MPX NJ. The related tax impact of $4.1 million was netted against this gain. As a result, the Company recorded a $10.5 million gain within other income on the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2022.
Operating results have been included in these unaudited interim condensed consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s unaudited interim condensed consolidated financial statements. The Company recorded acquisition costs of $0.2 million and $Nil within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021, respectively.

1
2

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 5—Long-Term Debt

	Secured Notes (1)	May 2019 Debentures	March 2019 Debentures	Other	Total
As of January 1, 2022	$134,902	$24,033	$33,138	$1,307	$193,380

Fair value of financial liabilities issued	767	—	—	—	767
Accretion of balance	193	200	373	—	766
Repayment	—	—	—	(15)	(15)

As of March 31, 2022	$135,862	$24,233	$33,511	$1,292	$194,898

(1)	This amount includes the Company’s obligation to pay an exit fee of $10.0 million that accrues interest at a rate of 13% per annum (the “Exit Fee”) under the Secured Notes.
As of March 31, 2022, the total and unamortized discount costs were $30.3 million and $2.7 million, respectively (December 31, 2021—$30.3 million and $3.2 million, respectively). As of March 31, 2022, the total and unamortized debt issuance costs were $7.7 million and $2.2 million, respectively (December 31, 2021—$7.7 million and $2.5 million, respectively).
As of March 31, 2022, the total interest accrued on both current and long-term debt was $51.1 million (December 31, 2021—$45.6 million).
(a)
Secured Notes
Tranche One
On May 14, 2018, the Company issued $40.0 million secured notes (the “Tranche One Secured Notes”) with a maturity date of May 14, 2021. The principal amount of such notes will remain outstanding until the closing of the Recapitalization Transaction. Interest on the Tranche One Secured Notes will continue to accrue at the default rate of 16.0% per annum until such time. Due to the conversion price of $3.08 being less than the Company’s closing stock price on the date of issuance, this gave rise to a beneficial conversion feature valued at $7.9 million. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the closing date. The discount to the Tranche One Secured Notes was
 being amortized to accretion expense until maturity or its earlier repayment or conversion. For the three months ended March 31, 2022, the amount of amortization recorded in accretion expense was $Nil (March 31, 2021—$0.7 million) on the unaudited interim condensed consolidated statement of operations. The terms also contain a financial covenant requiring the Company’s asset value to be 1.75 times the total net debt at each quarter end and requires that the Company maintain a minimum cash balance of $1.0 million while the Tranche One Secured Notes remain outstanding (the “market value test”).
For the three months ended March 31, 2022, interest expense and accretion expense of $1.7 million and $Nil, respectively, (March 31, 2021—$1.7 million and $2.3 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
As of March 31, 2020, the Company was not in compliance with the market value test and the Company did not make interest payments, therefore in breach of a financial covenant for the Tranche One Secured Notes, Tranche Two Secured Notes (as defined herein), and Tranche Three Secured Notes (as defined herein). Furthermore, the Company was in default on its Secured Notes as of March 31, 2020, and as a result, an event of default occurred on April 4, 2020. This default was triggered on the Company’s long-term debt, which as of March 31, 2022, consisted of $97.5 million and $60.0 million of principal amount and $34.8 million and $10.8 million in accrued interest on the Secured Notes and the Unsecured Debentures, respectively. As a result of the default, the Company is classifying the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes as current liabilities on the unaudited interim condensed consolidated balance sheets. As of March 31, 2022, the Company is still in default on the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes. Further details on the default are disclosed in Note 14.

1
3

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the three months ended March 31, 2022, interest expense of $0.4 million (March 31, 2021 – $0.4 million), was recorded in relation to the Exit Fee on the unaudited interim condensed consolidated statements of operations. As of March 31, 2022, the Company accrued $15.8 million (March 31, 2021—$14.2 million) related to the Exit Fee, comprised of an aggregate principal amount of $10.3 million and $5.5 million in accrued interest (March 31, 2021 – an aggregate principal amount of $10.3 million and $3.9 million in accrued interest). Furthermore, as a result of this default, the Company is classifying the Exit Fee as a current liability on the unaudited interim condensed consolidated balance sheets as of March 31, 2022.
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
For the three months ended March 31, 2022, interest expense and accretion expense of $0.8 million and $Nil, respectively, (March 31, 2021—$0.8 million and $0.5 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
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
For the three months ended March 31, 2022, interest expense and accretion expense of $1.4 million and $Nil, respectively, (March 31, 2021—$1.4 million and $1.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
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
For the three months ended March 31, 2022, interest expense and accretion expense of $0.3 million and $0.1 million, respectively, (March 31, 2021—$0.3 million and $0.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
All terms, restrictions, and financial covenants applicable to the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes discussed above, are also applicable to the Tranche Four Secured Notes. The Company remains in default with respect to the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes, due to failure to remit applicable interest payments between March 2020 and March 2022. Therefore, all amounts owing on the Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes are classified as current liabilities on the unaudited interim condensed consolidated balance sheets. As interest on the Tranche Four Secured notes is paid in kind by adding the accrued amount to the principal amount, the Company is currently in compliance with the Tranche Four Secured Notes as of March 31, 2022. Therefore, the Tranche Four Secured Notes are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

1
4

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

iAnthus New Jersey, LLC Senior Secured Bridge Notes
On February 2, 2021, INJ issued an aggregate

of $11.0 million of senior secured bridge notes (“Senior Secured Bridge Notes”) which mature on the earlier of (i) February 2, 2023, (ii) the date on which the Company closes a Qualified Financing (as defined below) and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The Senior Secured Bridge Notes accrue interest at a rate of 14.0% per annum (increasing to 25.0% per annum in the event of default and decreasing to 8.0% per annum upon the completion of the Recapitalization Transaction). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to the Company of not less than $10 million from the subscription of the Company’s securities, including, but not limited to, a private placement or rights offering.
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
For the three months ended March 31, 2022, interest expense and accretion expense of $0.4 million and $0.1 million, respectively, (March 31, 2021—$0.2 million and $0.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations. As of March 31, 2022, the Company held $2.6 million (December 31, 2021—$3.3 million) of restricted cash in escrow from the Senior Secured Bridge Notes. Refer to Note 13 for further discussion.
The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. The Company provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the Senior Secured Bridge Notes as of March 31, 2022. The Senior Secured Bridge Notes are classified as current liabilities on the unaudited interim condensed consolidated balance sheets as they are set expire on February 2, 2023.
(b)
March 2019 Debentures
On March 18, 2019, the Company completed a private placement of $35.0 million of unsecured convertible debentures (the “March 2019 Debentures”) and corresponding warrants to purchase 2,177,291 common shares of the Company at an exercise price of $6.43 per share (“March 2019 Equity Warrants”).

All of the March 2019 Equity Warrants
 expired on March 15, 2022. The March 2019 Debentures bear interest at a rate of 8.0%, per annum, payable quarterly on the last business day of each fiscal quarter, beginning on March 31, 2019. Interest is paid in cash, shares, or a combination of cash and shares, up to 50%, at the Company’s election. The March 2019 Debentures mature on March 15, 2023.
For the three months ended March 31, 2022, interest expense and accretion expense of $0.7 million and $0.4 million, respectively, (March 31, 2021—$0.7 million and $0.4 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the March 2019 Debentures impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of March 31, 2022, the Company is still in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. Further, as a result of this default the Company is classifying the debt as a current liability on the unaudited interim condensed consolidated balance sheets as the Unsecured Debentures are due on demand. The event of default is applicable to all amounts outstanding under the Unsecured Debentures.

1
5

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c) May 2019 Debentures
On May 2, 2019, the Company completed a private placement of $25.0 million of unsecured convertible debentures (the “May 2019 Debentures”) and corresponding warrants to purchase 1,555,207 common shares of the Company at an exercise price of $6.43 per common share (“May 2019 Equity Warrants”). All of the May 2019 Equity Warrants expired on
March 15, 2022. The May 2019 Debentures bear interest at a rate of 8.0%, per annum, payable quarterly on the last business day of each fiscal quarter, beginning on June 30, 2019. Interest is paid in cash, shares, or a combination of cash and shares, up to 50%, at the Company’s election. The May 2019 Debentures mature on March 15, 2023.
For the three months ended March 31, 2022, interest expense and accretion expense of $0.5 million and $0.2 million, respectively, (March 31, 2021—$0.5 million and $0.2 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the May 2019 Debentures impose certain restrictions on its operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of March 31, 2022 the Company is still in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the May 2019 Debentures. Further, as a result of this default the Company is classifying the debt as a current liability on the unaudited interim condensed consolidated balance sheets as the Unsecured Debentures are due on demand. The event of default is applicable to all amounts outstanding under the Unsecured Debentures.
Note 6—Share Capital
(a) Share Capital
Authorized: Unlimited common shares. The shares have no par value.
The Company’s common shares are voting and dividend-paying. There were no common share issuances for the three months ended March 31, 2022 and 2021.
(b) Warrants
The following table summarizes certain information in respect of the Company’s warrants:

	March 31, 2022
	Units	Weighted Average Exercise Price (C$)
Warrants outstanding, beginning	22,640	$3.56
Granted	—	—
Exercised	—	—
Expired	(4,685)	7.53

Warrants outstanding, ending	17,955	$2.49

As of March 31, 2022 and December 31, 2021, warrants classified as derivative liabilities on the unaudited interim condensed consolidated balance sheets were revalued with the following inputs:

	March 31, 2022	December 31, 2021
Risk-free interest rate	0.9%	0.9%
Expected dividend yield	0.0%	0.0%
Expected volatility	124.0 -137.1%	93.7 -297.1%
Expected life	0.9 years	0.9 years

1
6

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company uses an expected volatility based on its historical trading data.
The revaluation of the warrants classified as derivative liabilities resulted in a fair value of less than $0.1 million for these instruments as of March 31, 2022 (December 31, 2021 – less than $0.1 million). As a result of the revaluation, the Company recognized a gain of less than $0.1 million for the three months ended March 31, 2022 (March 31, 2021 – loss of less than $0.1 million), on the unaudited interim condensed consolidated statements of operations.
Full share equivalent warrants outstanding and exercisable are as follows:

	March 31, 2022		December 31, 2021
Year of expiration	Number Outstanding	Weighted Average Exercise Price (C$)	Number Outstanding	Weighted Average Exercise Price (C$)
2022	16,170	2.26	20,855	3.47
2023	1,785	4.57	1,785	4.57

Warrants outstanding	17,955	$2.49	22,640	$3.56

(c) Potentially Dilutive Securities
The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Common share options	9,620	10,504
Warrants	17,955	22,640
Secured notes	46,458	46,458
Debentures	10,135	10,135
MPX dilutive instruments (1)	408	408

Total	84,576	90,145

(1)
Prior to the acquisition of MPX Bioceutical Corporation (“MPX”) on February 5, 2019 (the “MPX Acquisition”), MPX had instruments outstanding that were potentially dilutive and as a result of the MPX Acquisition, the Company assumed certain of these instruments.

Total potentially dilutive securities does not include the shares that would potentially be issued upon conversion of the accrued interest on the Company’s long-term debt. As of March 31, 2022, this would amount to 18.4 million common shares (December 31, 2021 – 16.4 million common shares).
(d) Stock Options
The following table summarizes certain information in respect of option activity under the Company’s stock option plan:

	March 31, 2022			December 31, 2021
	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life
Options outstanding, beginning	10,504	$4.95	—	11,510	$4.86	—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited/Expired	(884)	4.79	—	(1,006)	3.96	—

Options outstanding, ending	9,620	$4.96	5.97	10,504	$4.95	6.24

1
7

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The related share-based compensation expense for the three months ended March 31, 2022 was $1.5 million (March 31, 2021—$1.6 million), and is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
As of March 31, 2022, the weighted average period over which compensation cost on non-vested
stock options is expected to be recognized is 0.5 years and the unrecognized expense is
$
0.4 million.
Note 7—Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Loss before income taxes	$(5,227)	$(12,161)
Income tax expense	4,875	7,291

Effective tax rate	(93.3)%	(60.0)%

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
entities.
The Internal Revenue Service filed a Notice of Federal Tax Lien against GHHIA Management Inc. on February 23, 2022. The lien is for corporate income taxes, penalties and interest owed by the Company for its tax year ended December 31, 2020.

1
8

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 8—Segment Information
The below table presents revenues by segment for the three months ended March 31, 2022 and 2021:
Reportable Segments

	Three Months Ended March 31,
	2022	2021
Revenues
Eastern Region	$24,785	$33,056
Western Region	17,716	18,302
Other (1)	289	447

Total	$42,790	$51,805

Gross profit (loss)
Eastern Region	$16,068	$21,162
Western Region	6,411	8,580
Other	13	(21)

Total	$22,492	$29,721

Depreciation and amortization
Eastern Region	$5,259	$5,876
Western Region	3,012	757
Other	135	199

Total	$8,406	$6,832

Write-downs, (recoveries) and other charges, net
Eastern Region	$69	$259
Western Region	—	—
Other	(12)	—

Total	$57	$259

Net income (loss)
Eastern Region	$7,328	$2,916
Western Region	(913)	335
Other	(16,517)	(22,703)

Total	$(10,102)	$(19,452)

Purchase of property, plant and equipment
Eastern Region	$1,220	$4,745
Western Region	351	3
Other	2	4

Total	$1,573	$4,752

Purchase of intangibles
Eastern Region	$—	$—
Western Region	—	—
Other	61	—

Total	$61	$—

1
9

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments.

	March 31,	December 31,
	2022	2021 (Revised)
Assets
Eastern Region	$240,291	$222,350
Western Region	103,441	106,485
Other	15,963	16,154

Total	$359,695	$344,989

Major Customers
Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues. For the three months ended March 31, 2022 and 2021, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.
Geographic Information
As of March 31, 2022 and 2021, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.
Disaggregated Revenues
The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the three months ended March 31, 2022 and 2021, the Company disaggregated its revenues as follows:

	Three Months Ended March 31,
	2022	2021
Revenue
iAnthus branded products	$22,158	$31,182
Third party branded products	17,147	15,207
Wholesale/bulk/other products	3,485	5,416

Total	$42,790	$51,805

Note 9—Financial Instruments
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

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

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
at their fair values periodically:

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Long term investments—other 1	$454	$—	$—	$454	$568	$—	$—	$568

Financial Liabilities

Derivative liabilities	$—	$—	$4	$4	$—	$—	$16	$16

(1)	Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.
There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three months ended March 31, 2022 and 2021.
The Company’s other investment as of March 31, 2022 is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data and inputs available.
All Level 1 investments are comprised of equity investments which are re-measured
at fair value using quoted market prices.
The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2021	$568
Revaluations on Level 1 instruments	(114)

Balance as of March 31, 2022	$454

The derivative liabilities related to the convertible debt instruments and freestanding warrants are recorded at fair value estimated using the Black-Scholes option pricing model and is therefore considered to be a Level 3 measurement.
The following table summarizes the changes in Level 3 financial assets and liabilities:

Derivative Liabilities
Balance as of December 31, 2021	$16
Revaluations on Level 3 instruments	(12)

Balance as of March 31, 2022	$4

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company’s financial and
non-financial
assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.
The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Debentures	$57,744	$67,566	$57,171	$64,596
Secured Notes	135,862	184,119	134,902	176,487
Other	1,292	1,021	1,307	1,021

Total	$194,898	$252,706	$193,380	$242,104

Note 10 – Commitments
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable
payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described in the agreement.
The following table summarizes the Company’s contractual obligations and commitments as of March 31, 2022:

For the twelve months ended March 31,	2023	2024	2025	2026	2027
Operating leases	$7,895	$7,892	$8,065	$8,161	$7,835
Service contracts	2,705	2	—	—	—
Long-term debt, principal (1)	168,205	12,969	68	16,987	81

Total	$178,805	$20,863	$8,133	$25,148	$7,916

(1)	The payment schedule above shows amounts payable if the conversion options are not exercised by the lender of the Company’s convertible debt instruments.
The Company’s commitments include employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.
Note 11—Contingencies and Guarantees
The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with the Financial Accounting Standards Board ASC Topic 450 Contingencies, the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.

2
2

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

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
The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•
There is a claim from a former consultant against the Company, with respect to alleged consulting fees owed by MPX to the consultant, claiming the right to receive approximately $0.5 million and punitive damages. During the year ended December 31, 2021, the former consultant updated the claim to set forth the total damages claimed, which are $5.4 million, and provided supplemental disclosures which specify total damages sought, which are $167.0 million. On December 13, 2021, the Company and former consultant reached a full and final settlement of $1.5 million. As of March 31, 2022, $0.7 million was paid and the remaining balance of $0.8 million is presented as part of the accrued and other current liabilities line on the unaudited interim condensed consolidated balance sheets;

•
There is a claim from two former noteholders against the Company and MPX
Bioceutical ULC (“MPX ULC”)
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

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:
In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs’ sought a declaration that iAnthus must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the iAnthus share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties have commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and Director
,
in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s current trial date of May 9, 2022. The case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. The Roberts have 30 days from the date of the court’s order, or until June 6, 2022, to file a second amended complaint.

2
3

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Lenders holding an Unsecured Debenture of the Company in the principal amount of $5.0 million, filed a complaint with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the
“Hi-Med
Complaint”).
Hi-Med
is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b),
10b-5
and 20(a) of the Exchange Act and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020,
Hi-Med
and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020,
Hi-Med
filed an amended complaint (the
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
Hi-Med’s
Second Amended Complaint.
Hi-Med’s
opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to
Hi-Med’s
opposition was filed on March
21
, 2022. The Motion to Dismiss
Hi-Med’s
Second Amended Complaint remains pending before the SDNY. On June 29, 2020,
Hi-Med
filed a claim in the Court, which mirrors the
Hi-Med
Complaint. Refer to Note 5 for further discussion on the Unsecured Debentures.
On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the
Hi-Med
Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a Second Amended Complaint was included as part of the Stipulation identified above. On November 3, 2021, the SDNY so-ordered
the Stipulation and the Lead Plaintiff’s Second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March
21
, 2022. The Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint remains pending before the SDNY.

2
4

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On July 13, 2020, the Company announced the proposed Recapitalization Transaction. On September 14, 2020, at the meetings of Secured Lenders, Unsecured Lenders and the holders of the Company’s common shares, options and warrants (collectively, the “Securityholders”), the Securityholders voted in support of the Recapitalization Transaction. On October 5, 2020, the Company received final approval from the Court for the Plan of Arrangement. Completion of the Recapitalization Transaction is subject to the Company obtaining the Requisite Approvals. As such, no amounts have been accrued with respect to the Recapitalization Transaction. On January 29, 2021, the notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal. On June 15, 2021, the Company and the Lenders agreed to amend the date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021. On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ. At this conference, the OSCJ issued a Stay Order that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued the Decision. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal and a hearing on the appeal is currently scheduled for June 9, 2022.
On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer in the OSCJ in Toronto. On September 27, 2021, the OSCJ granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated.
During the year ended December 31, 2020, the Company filed a statement of claim against Oasis Investments II Master Fund Ltd. (“Oasis”), an Unsecured Lender,
in the OSCJ. On July 15, 2020, in connection with the proposed Recapitalization Transaction, the Company agreed to discontinue with prejudice its litigation claim which it made on February 27, 2020 against Oasis (regardless of whether the Recapitalization Transaction is consummated). In response to the Company’s statement of claim, Oasis filed a statement of defense and counterclaim against the Company on March 13, 2020, alleging that the Company breached certain debt covenants and an order directing the Company to immediately repay Oasis its $25,000,000 investment plus applicable interest, expenses and fees, among other damages. In connection with the Recapitalization Transaction, Oasis has agreed, while the Restructuring Support Agreement is in effect, not to take any steps in connection with its counterclaim against the Company. In addition, the Company and Oasis have agreed that the counterclaim by Oasis against the Company will be dismissed as a condition of closing of the Recapitalization Transaction.

2
5

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iA AZ”),
claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court,
Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint.
Note 12—Related Party Transactions

	March 31, 2022	December 31, 2021
Financial Statement Line Item
Other long-term assets	—	4,552

Total	$—	$4,552

As part of the MPX Acquisition, the Company acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrues interest at the rate of 16.0%, compounded annually. Interest is due upon maturity of the loan on December 31, 2021. During the year ended December 31, 2021, the Company exercised its right to convert the principal balance of the loan and accrued interest into a 99% equity interest in MPX NJ and exercised its option to acquire the remaining 1% of MPX NJ
,
which conversion and option exercise were subject to certain regulatory approvals
. On January 7, 2022, the CRC approved the Company’s acquisition of
100
% of
the equity interests in MPX NJ. The Company recorded acquisition costs of $0.2 million and $Nil within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the balance of such facility was $Nil (December 31, 2021 – $4.6 million), which includes accrued interest of $Nil (December 31, 2021—$0.9 million). The related party balances are presented in other long-term assets on the unaudited interim condensed consolidated balance sheets.
On June 30, 2017, the Company entered into a loan facility with a former director and officer of the Company, Hadley Ford (“Ford”). The total loan facility was up to C$0.5 million (equivalent to $0.4 million) and accrued interest at the rate of 2.5%. Interest was due upon maturity of the loan on June 30, 2021. As part of Ford’s termination agreement, the total loan facility was offset by compensation owed to Ford of $0.5 million during the first quarter of 2021. As of March 31, 2022, the outstanding balance of the facility including accrued interest was $Nil (December 31, 2021 – $Nil).
Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information
(a) Cash payments made on account of:

	For the Three Months Ended March 31,
	2022	2021
Income taxes	$98	$657
Interest	23	24

2
6

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(b) Changes in other
non-cash
operating assets and liabilities are comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
Decrease (increase) in:
Accounts receivables	$(81)	$(1,009)
Prepaid expenses	(1,809)	(1,028)
Inventories	(3,258)	(723)
Other current assets	201	(1,374)
Other long-term assets	(13)	647
Operating leases	(313)	(203)
Increase in:
Accounts payable	3,561	1,599
Accrued and other current liabilities	6,359	6,883

	$4,647	$4,792

(c) Depreciation and amortization are comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
Property, plant and equipment	$4,396	$2,977
Operating lease right-of-use assets	623	542
Intangible assets	4,010	3,855

	$9,029	$7,374

(d) Write-downs and other charges are comprised of the following:

	For the Three Months Ended March 31,
	2022	2021
Write-downs :
Account receivable recoveries	$(12)	$—
Operating lease right-of-use assets	—	259
Property, plant and equipment	69	—

	$57	$259

(e) Significant
non-cash
investing and financing activities are as follows:

	For the Three Months Ended March 31,
	2022	2021
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	767	554
Non-cash consideration for asset acquisition	19,193	—
Cash and Restricted Cash
For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

2
7

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENT
S
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of March 31, 2022, the Company held $2.6 million as restricted cash (December 31, 2021—$3.3 million), which is mainly related to funds held in escrow from the Senior Secured Bridge Notes. The net proceeds from the Senior Secured Bridge Notes were placed in escrow, and the availability of the funds is subject to drawdown requests that must be approved by the Secured Lenders.
The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	March 31, 2022	December 31, 2021
Cash	$14,078	$13,244
Restricted cash	2,641	3,334

Total cash and restricted cash presented in the statements of cash flows	$16,719	$16,578

Note 14—Subsequent Events
Legal Proceedings
Please refer to Note 11 for further discussion.
Event of Default and Financial Restructuring
The Company is currently in default of the obligations under the Company’s long-term debt as discussed in Note 1.
As part of the Restructuring Support Agreement with the Secured Lenders and a majority of the Unsecured Lenders, dated July 10, 2020, the Secured Lenders, the Unsecured Lenders and the existing holders of the Company’s common shares at the closing of the Recapitalization Transaction (“Existing Shareholders”) are to be allocated and issued, approximately, the amounts of Restructured Senior Debt (as defined below), Interim Financing (as defined below), 8% Senior Unsecured Debentures (as defined below) and percentage of the pro forma common equity, as presented in the following table:

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

(2)
The Secured Lenders provided $14.7 million of interim financing (“Interim Financing”) to iAnthus Capital Management, LLC (“ICM”) on substantially the same terms as the Restructured Senior Debt, net of a 5% original issue discount. The amounts of the Interim Financing along with any accrued interest thereon is expected to be converted into, and the original principal balance will be added to, the Restructured Senior Debt upon consummation of the Recapitalization Transaction.

(3)
The
senior unsecured de
bentures
include payment in kind at an interest rate of 8% per annum, a maturity date which will be five years after the consummation of the Recapitalization Transaction, are non-callable
for three years and are subordinate to the Restructured Senior Debt but senior to the Company’s common shares

(the “8% Senior Unsecured Debentures”).

(4)
On January 6, 2022, the Company’s
 Board of Directors approved the terms of a Long-Term Incentive Program recommended by the Board of Director’s compensation committee and, pursuant to which, the Company
 will allocate to certain of
its
employees (including executive officers) restricted stock units and option awards up to, in the aggregate, 5.75% of the fully diluted equity of the Company under the Company’s Amended and Restated Omnibus Incentive Plan dated October 15, 2018 (“LTIP Awards”) in order to attract and retain such employees. The allocations of the LTIP Awards are contingent upon, and will occur within ten days following, the closing of the Recapitalization Transaction contemplated by the Restructuring Support Agreement. All of the Company’s existing warrants and options will be cancelled and the Company’s common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

2
8

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Upon consummation of the Recapitalization Transaction, a new board of directors (the “New Board”) will be composed of the following members: (i) three nominees will be designated by the Secured Lenders; (ii) three nominees will be designated by the Consenting Unsecured Lenders; and (iii) one nominee will be designated by the director nominees of the Secured Lenders and Consenting Unsecured Lenders to serve as a member of the Company’s New Board and the Company’s Chief Executive Officer.
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
State-level regulatory approvals remain outstanding in Massachusetts, New Jersey and New York. On January 7, 2022, the New Jersey CRC approved the Company’s acquisition of 100% of the equity interest in New Jersey license holder MPX NJ. On February 1, 2022, the Company closed on its acquisition of MPX NJ, which resulted in a requirement for prior regulatory approval for the change of beneficial ownership of MPX NJ that would result from the Recapitalization Transaction will be required as a condition to closing under the Restructuring Support Agreement.
Completion of the Recapitalization Transaction is subject to receipt of the Requisite Approvals. If the Requisite Approvals are obtained, the Plan of Arrangement will bind all Secured Lenders, Unsecured Lenders and Existing Shareholders. The Plan of Arrangement was approved by the Court on October 5, 2020. On January 29, 2021, a notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company on November 5, 2020 was dismissed by the British Columbia Court of Appeal. The Company is in progress of obtaining the remaining Requisite Approvals. Specifically, certain of the transactions contemplated by the Recapitalization Transaction have triggered the requirement for an approval by state-level regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by the Company in such states. On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, GMNV, contemplated by the Recapitalization Transaction. On June 17, 2021, the CCC issued the June 17 Approval. On June 15, 2021, the Company and the Lenders agreed to amend the Outside Date by which the Recapitalization Transaction pursuant to the Plan of Arrangement is required to be implemented by from June 30, 2021 to August 31, 2021.
On August 12, 2021, Mayflower’s pending application for its Allston Retail License was approved by the CCC at its August, 2021 public meeting. As a result of this August 12, 2021 approval, Mayflower was required to submit the New COC Application, which was submitted on November 10, 2021 and is currently pending before the CCC. The New COC Application must be approved by the CCC before the June 17 Approval can be effectuated.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO
UNAUDITED INTERIM CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On August 20, 2021, the Vermont DPS confirmed that it does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and Interim Chief Executive Officer of the Company to be appointed upon the closing of the Recapitalization Transaction, which background checks have been completed.
On October 29, 2021, the OMMU approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, McCrory’s, contemplated by the Recapitalization Transaction. On November 19, 2021, the Petition was filed by the Petitioners with the OMMU challenging the OMMU’s approval of the Variance Request and requesting a formal administrative hearing before an ALJ at the Florida Division of Administrative Hearings. As a result of the Petition, the OMMU informed the Company that the OMMU’s prior approval of the Variance Request is not an enforceable agency order until such time that there is a final resolution of the Petition and a final agency order is issued by the OMMU. On May 4, 2022, the OMMU issued a final agency order, accepting the recommendation of the ALJ and dismissing the Petition.
On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On October 12, 2021, the OSCJ issued his decision granting the Applicant’s relief sought in the Decision. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal and a hearing on the appeal is currently scheduled for June 9, 2022. See Note 11 for further discussion.
On April 1, 2022, the MMCC approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, S8, contemplated by the Recapitalization Transaction. S8 currently controls 4 licensed entities in Maryland through management services agreements.
For
the three months ended March 31, 2022, restructuring costs of $0.4 million (March 31, 2021 – $0.8 million), were incurred with respect to the Recapitalization Transaction. To date, the Company has incurred $14.6 million in restructuring costs. Restructuring costs are recorded in the selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
Resignation of Interim Chief Executive Officer
Effective as of May 6, 2022 (the “Resignation Date”), Randy Maslow, the Company’s Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions with the Company, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and committees. In connection with the resignation, Mr. Maslow and the Company executed a separation agreement (the “Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his Employment Agreement. Specifically, Mr. Maslow will receive total cash compensation in the amount of approximately
$12.2
million (the “Separation Payment”), of which approximately
$5.1
million was paid out on May 6, 2022 (made up, in part of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $300,000). The remainder of the Separation Payment will be paid out in equal installments of approximately $0.9 million per month over the next eight months following the Resignation Date, which shall be accelerated upon the closing of the Recapitalization Transaction, a Material Financing or in the event of a Board Change, as such terms are described in the Separation Agreement. In addition, the Company shall pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from May 6, 2022. Furthermore, Mr. Maslow’s compensation and benefits includes, among other items, an extension of exercise period of options to acquire the Company’s common shares which were held by Mr. Maslow until the earlier of (i) five years from the Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. Finally, under the Separation Agreement, Mr. Maslow agreed to relinquish all entitlements to his right to receive a grant of restricted stock units under the long-term incentive plan that was announced on January 7, 2022, the issuance of which was contingent on the closing of the Recapitalization Transaction. Mr. Maslow will continue to serve the Company in a consulting role for a period of six months following the Resignation Date (provided that such period may be extended by additional six months by the Company) at a base compensation of $25,000 per month. Under the Separation Agreement, it was agreed that Mr. Maslow’s non-competition covenant will expire upon termination of the consulting term. In consideration for receipt of these compensation and benefits, Mr. Maslow provided a release to the Company (and the Company provided a release to Mr. Maslow), agreed to provide certain cooperation to the Company, agreed to a certain confidentiality and return of property covenants, to mutual non-disparagement covenants and to negotiate in good faith a potential extension of Mr. Maslow’s non-competition covenants.
Appointment of Interim Chief Executive Officer
The Board appointed Robert Galvin as the Company’s Interim Chief Executive Officer and a member of the Board, effective May 6, 2022. Mr. Galvin has served as the Company’s Interim Chief Operating Officer since November 2020. In addition, since February 2019, Mr. Galvin has served as an operations and administrative advisor to the Company. From February 2019 to December 2019, Mr. Galvin also served as a member of the Board. Prior to the Company, Mr. Galvin served as a member of the board of directors and as audit committee chair of MPX Bioceutical Corporation (“MPX”) from November 2017 until the MPX Acquisition. Mr. Galvin will serve as Interim Chief Executive Officer of the Company pursuant to his employment agreement dated October 12, 2019 and effective as of January 1, 2019, as subsequently amended on April 4, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form
10-Q.
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise note.
Overview
We are a vertically-integrated, multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities, and a developer, producer and distributor of innovative branded cannabis and CBD products in the United States. Although we are committed to creating a national retail brand and portfolio of branded cannabis and cannabidiol (“CBD”) products recognized in the United States, cannabis currently remains illegal under U.S. federal law.
Through our subsidiaries, we currently own and/or operate 32 dispensaries and 10 cultivation and/or processing facilities in eight U.S. states. In addition, we distribute cannabis and CBD products to over 200 dispensaries and CBD products to over 1,500 retail locations throughout the United States. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional 14 dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of dispensary licenses in Florida, and up to 25 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states, all subject to the necessary regulatory approvals.
Our multi-state operations encompass the full spectrum of medical and adult-use
cannabis and CBD enterprises, including cultivation, processing, product development, wholesale-distribution and retail. Cannabis products offered by us include flower and trim, products containing cannabis flower and trim (such as pre-rolls),
cannabis infused products (such as topical creams and edibles) and products containing cannabis extracts (such as vape cartridges, concentrates, live resins, wax products, oils and tinctures). Our CBD products include topical creams, tinctures and sprays and products designed for beauty and skincare (such as lotions, creams, haircare products, lip balms and bath bombs). Under U.S. federal law, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone), to our knowledge, the U.S. Food and Drug Administration has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis, cannabis-derived or CBD products.
Financial Restructuring
The significant disruption of global financial markets, and specifically, the decline in the overall public equity cannabis markets due to the
COVID-19
pandemic negatively impacted our ability to secure additional capital, which caused liquidity constraints. In early 2020, due to the liquidity constraints, we attempted to negotiate temporary relief of our interest obligations with the lenders (the “Secured Lenders”) of our 13% senior secured debentures (the “Secured Notes”) issued by our wholly-owned subsidiary, iAnthus Capital Management, LLC (“ICM”). However, we were unable to reach an agreement and did not make interest payments when due and payable to the Secured Lenders or payments that were due to the lenders (the “Unsecured Lenders”and together with the Secured Lenders, the “Lenders”) of our 8% convertible unsecured debentures (the “Unsecured Debentures”). We are in default of our obligations pursuant to the Secured Notes and Unsecured Debentures which, as of March 31, 2022, consists of $97.5 million and $60.0 million in principal amount plus accrued interest thereon of $34.8 million and $10.8 million with respect to the Secured Notes and Unsecured Debentures, respectively.
As a result of the default, all amounts, including principal and accrued interest, became immediately due and payable to the Lenders. Furthermore, as a result of the default, we also became obligated to pay an exit fee of $10.0 million that initially accrued interest at a rate of 13% annually and has since increased to 16% annually in relation to the Secured Notes (the “Exit Fee”), which Exit Fee as of March 31, 2022, is $15.8 million. Upon payment of the Exit Fee, the holders of our $40 million secured notes with a maturity date of May 14, 2021 (the “Tranche One Secured Notes”) are required to transfer the 3,891,051 common shares issued under the $10.0 million equity financing that closed concurrently with the Tranche One Secured Notes to us. As of March 31, 2022, we have not paid the Exit Fee and such shares have not been transferred to us.

On June 22, 2020, we received a notice demanding repayment under the Amended and Restated Debenture Purchase Agreement dated October 19, 2019 of the entire principal amount of the Secured Notes, together with interest, fees, costs and other charges that have accrued or may accrue from Gotham Green Admin 1, LLC (the “Collateral Agent”) holding security for the benefit of the Secured Notes. The Collateral Agent concurrently provided us with the Notice of Intention to Enforce Security under section 244 of the Bankruptcy and Insolvency Act (Canada).
On July 10, 2020, we entered into a restructuring support agreement (as amended, the “Restructuring Support Agreement”) with the Secured Lenders and certain of our Unsecured Lenders (the “Consenting Unsecured Lenders”) to effectuate a proposed recapitalization transaction (the “Recapitalization Transaction”). Pursuant to the terms of the Restructuring Support Agreement, the Recapitalization Transaction is to be implemented pursuant to arrangement proceedings (“Arrangement Proceedings”) commenced under the British Columbia Business Corporations Act (“BCBCA”), or only if necessary, through the Companies’ Creditors Arrangement Act (“CCAA”). Completion of the Recapitalization Transaction through the Arrangement Proceedings is subject to, among other things, approval by the Secured Lenders, Unsecured Lenders and existing holders of our common shares, warrants and options (collectively, the “Existing Securityholders”) of the plan of arrangement (the “Plan of Arrangement”). Pursuant to Section 288(1) of the BCBCA, a company may propose an arrangement to its security holders (including shareholders and noteholders). To be effective, the arrangement must first be approved by security holders of the company and then by the Supreme Court of British Columbia (the “Court”) pursuant to a final arrangement approval order. On September 14, 2020, our securityholders voted in support of the Recapitalization Transaction. Specifically, all of the Secured Lenders and Unsecured Lenders voted in favor of the Plan of Arrangement. In addition, Existing Securityholders voted in favor of the Plan of Arrangement. On October 5, 2020, the Plan of Arrangement was approved by the Court, subject to the receipt of the other necessary approvals with respect to the Plan of Arrangement, including approvals by state-level regulators and the Canadian Securities Exchange (collectively the “Requisite Approvals”). On November 3, 2020, Walmer Capital Limited, Island Investments Holdings Limited and Alastair Crawford collectively served and filed a Notice of Appeal with respect to the Court’s approval of the Plan of Arrangement, which appeal was dismissed by the British Columbia Court of Appeal on January 29, 2021. Because we received the necessary approvals of the Plan of Arrangement from the Court and Existing Securityholders, the Recapitalization Transaction will be implemented under the BCBCA and not through CCAA proceedings.
Pursuant to the Recapitalization Transaction, the Secured Lenders, the Unsecured Lenders and the existing holders of our common shares at the closing of the Recapitalization Transaction (the “Existing Shareholders”) are to be allocated and issued, approximately, such amounts of Restructured Senior Debt (as defined below), Interim Financing (as defined below), 8% Senior Unsecured Debentures (as defined below), and percentage of our pro forma common shares, as presented in the following table:

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

(2)
The Secured Lenders provided $14.7 million of interim financing (the “Interim Financing”) to ICM on substantially the same terms as the Restructured Senior Debt, net of a 5% original issue discount. The amounts of the Interim Financing along with any accrued interest thereon is expected to be converted into, and the original principal balance will be added to, the Restructured Senior Debt upon consummation of the Recapitalization Transaction.

(3)
The senior unsecured debentures include payment in kind at an interest rate of 8% per annum, a maturity date which will be five years after the consummation of the Recapitalization Transaction, are non-callable
for three years and are subordinate to the Restructured Senior Debt but senior to our common shares (the “8% Senior Unsecured Debentures”).

(4)
On January 6, 2022, our Board of Directors approved the terms of a Long-Term Incentive Program (“LTIP”) recommended by the Board of Directors compensation committee and, pursuant to which, we will allocate to certain of our employees (including executive officers) restricted stock units and option awards up to, in the aggregate, 5.75% of our fully diluted equity under our Amended and Restated Omnibus Incentive Plan dated October 15, 2018 in order to attract and retain such employees. The allocations of the LTIP Awards are contingent upon, and will occur within ten days following, the closing of the Recapitalization Transaction contemplated by the Restructuring Support Agreement. All of our existing warrants and options will be cancelled, and our common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

Upon consummation of the Recapitalization Transaction a new board of directors (the “New Board”) will be composed of the following members: (i) three nominees will be designated by Gotham Green Partners, LLC and each of its affiliates and subsidiaries on behalf of the Secured Lenders; (ii) three nominees will be designated by each of the Consenting Unsecured Lenders as follows: one by Oasis Investments II Master Fund Ltd., one by Senvest Global (KY), LP and Senvest Master Fund, LP, and one by Hadron Healthcare and Consumer Special Opportunities Master Fund; and (iii) one nominee will be designated by the director nominees of the Secured Lenders and Consenting Unsecured Lenders to serve as a member of the New Board and our Chief Executive Officer.

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
On February 23, 2021, the Nevada Cannabis Compliance Board approved the proposed change of ownership and control of our wholly-owned subsidiary, GreenMart of Nevada, LLC, contemplated by the Recapitalization Transaction.
On June 17, 2021, the Massachusetts Cannabis Control Commission (the “CCC”) approved the proposed change of ownership and control of the current licenses held by our wholly-owned subsidiaries, Mayflower Medicinals, Inc. (“Mayflower”) and Cannatech Medicinals, Inc., contemplated by the Recapitalization Transaction (the “June 17 Approval”).
On August 12, 2021, Mayflower’s pending application for a Marijuana Establishment retail license for its Allston, Massachusetts retail location (the “Allston Retail License”) was approved by the CCC at its August 2021 public meeting. As a result of this August 12, 2021 approval, Mayflower was required to submit a new change of ownership and control application to the CCC in connection with the Recapitalization Transaction with respect to the Allston Retail License (the “New COC Application”). The New COC Application was submitted on November 10, 2021, and its currently pending before the CCC. The New COC Application must be approved by the CCC before the June 17 Approval can be effectuated.
On August 20, 2021, the Vermont Department of Public Safety confirmed that it does not require prior approval of the Recapitalization Transaction, except for background checks of the prospective new directors and our Interim Chief Executive Officer to be appointed upon the closing of the Recapitalization Transaction, which background checks have been completed.
On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the proposed change of ownership and control of our wholly-owned subsidiary, McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”) contemplated by the Recapitalization Transaction (the “Variance Request”). On November 19, 2021, a petition (as amended, the “Petition”) was filed by certain petitioners (the “Petitioners”) with the OMMU challenging the OMMU’s approval of the Variance Request and requesting a formal administrative hearing before an administrative law judge (“ALJ”) at the Florida Division of Administrative Hearings. As a result of the Petition, the OMMU informed us that the OMMU’s prior approval of the Variance Request is not an enforceable agency order until such time that there is a final resolution of the Petition and a final agency order is issued by the OMMU. On May 4, 2022, the OMMU issued a final agency order, accepting the recommendation of the ALJ and dismissing the Petition.
On August 20, 2021, Gotham Green Partners, LLC and Gotham Green Admin 1, LLC (the “Applicants”) filed a Notice of Application (the “Application”) with the Ontario Superior Court of Justice Commercial List (the “OSCJ”), which sought, among other things, a declaration that the Outside Date for closing the pending Recapitalization Transaction be extended from August 31, 2021 to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, we and Applicants appeared for a case conference before the OSCJ at which the OSCJ issued an endorsement (the “Stay Order”) that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued its decision granting the Applicant’s relief sought in the Application (the “Decision”). Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, we appealed the Decision to the Ontario Court of Appeal and a hearing is scheduled for June 9, 2022.
On April 1, 2022, the Maryland Medical Cannabis Commission approved the proposed change of ownership and control of the Company’s wholly-owned subsidiary, S8 Management, LLC (“S8”), contemplated by the Recapitalization Transaction. S8 currently controls 4 licensed entities in Maryland through management services agreements.
State-level regulatory approvals remain outstanding in Massachusetts, New Jersey and New York. On January 7, 2022, the New Jersey Cannabis Regulatory Commission (the “CRC”) approved our acquisition of 100% of the equity interest in New Jersey license holder MPX New Jersey LLC (“MPX NJ”). On February 1, 2022, we closed our acquisition of MPX NJ, which resulted in a requirement for prior regulatory approval for the change of beneficial ownership of MPX NJ that would result from the Recapitalization Transaction.
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

Recent Developments
Resignation of Interim Chief Executive Officer
Effective as of May 6, 2022 (the “Resignation Date”), Randy Maslow, our Interim Chief Executive Officer and President and a member our Board of Directors (the “Board”), resigned from his executive positions with our Company, including all positions with our Company’s subsidiaries and our affiliates, and from the Board and all committees. In connection with the resignation, we entered into a separation agreement (the “Separation Agreement”) with Mr. Maslow, pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement effective as of January 1, 2019, as amended on April 4, 2020, which includes two years of salary continuance and an additional option grant, which we have agreed to pay the value of in a lump sum payment of cash and cash installments. Specifically, Mr. Maslow will receive total cash compensation in the amount of $12.2 million (the “Separation Payment”), of which $5.1 million was paid out on May 6, 2022. The remainder of the Separation Payment will be paid out in equal installments of $0.9 million over the next eight months following the Resignation Date, which may be accelerated upon the occurrence of certain events. In addition, under the Separation Agreement, Mr. Maslow agreed to relinquish all entitlements to his restricted stock units under the LTIP, the issuance of which was contingent on the closing of the Recapitalization Transaction. Furthermore, Mr. Maslow’s compensation and benefits includes, among other items, an extension of exercise period of options to acquire our common shares which were held by Mr. Maslow until the earlier of (i) five years from the Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. Mr. Maslow will continue to serve the Company in a consulting role for a period of six months following the Resignation Date.
Appointment of Interim Chief Executive Officer
The Board appointed Robert Galvin as our Interim Chief Executive Officer and a member of the Board, effective May 6, 2022. Mr. Galvin has served as our Company’s Interim Chief Operating Officer since November 2020. In addition, since February 2019, Mr. Galvin has served as an operations and administrative advisor to our Company. From February 2019 to December 2019, Mr. Galvin also served as a member of the Board. Prior to joining us, Mr. Galvin served as a member of the board of directors and as audit committee chair of MPX from November 2017 until our acquisition of MPX on February 5, 2019 (the “MPX Acquisition”). Mr. Galvin will serve as our Interim Chief Executive Officer pursuant to his employment agreement dated October 10, 2019 and effective as of January 1, 2019, as subsequently amended on April 4, 2020.
Results of Operations for the Three Months Ended March 31, 2022 and 2021
Revenues and Gross Profit

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2022	2021
Revenues
Eastern Region	$24,785	$33,056
Western Region	17,716	18,302
Other	289	447

Total revenues	$42,790	$51,805

Cost of sales applicable to revenues
Eastern Region	$(8,717)	$(11,894)
Western Region	(11,305)	(9,723)
Other	(276)	(467)

Total cost of sales applicable to revenues	$(20,298)	$(22,084)

Gross profit
Eastern Region	$16,068	$21,162
Western Region	6,411	8,580
Other	13	(21)

Total gross profit	$22,492	$29,721

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey and Vermont. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.
Eastern region
For the three months ended March 31, 2022, our sales revenues in the eastern region were $24.8 million as compared to $33.1 million for the three months ended March 31, 2021, which represents a decrease of 25.0%. The main drivers for the decrease in revenues are attributable to lower retail revenues in Florida, Maryland and Massachusetts from increased competition and pricing pressures. This was offset by an increase in retail revenues in New York attributable to the sale of whole flower which was recently approved for sale in the state of New York in October 2021.
For the three months ended March 31, 2022, gross profit was $16.1 million, or 64.9% of sales revenues, as compared to a gross profit of $21.2 million, or 64.0% of sales revenues, for the three months ended March 31, 2021. Gross profit has remained relatively consistent between the three months ended March 31, 2022 and 2021 in the eastern region.
During the three months ended March 31, 2022, approximately 8,860 pounds of plant material was harvested in the eastern region as compared to approximately 11,700 pounds harvested during the three months ended March 31, 2021. The decrease in harvests of plant material was due to lower yields in Florida due to poor weather conditions and introduction of new strains, partially offset by an increase in harvests in Massachusetts from the ramp up of our Fall River facility during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Western region
For the three months ended March 31, 2022, our sales revenues in the western region were $17.7 million as compared to $18.3 million for the three months ended March 31, 2021, which represents a decrease of 3.3%. The decrease in revenue in the western region is attributable to lower wholesale revenues in Nevada during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Sales revenues in Arizona have remained consistent between the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022, gross profit was $6.4 million, or 36.2% of sales revenues, as compared to a gross profit of $8.6 million, or 47.0% of sales revenues, for the three months ended March 31, 2021. Gross margins decreased due to higher sales discounts offered in Arizona and from higher cultivation costs incurred in Nevada during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
During the three months ended March 31, 2022, approximately 1,660 pounds of plant material was harvested in the western region as compared to approximately 1,700 pounds harvested during the three months ended March 31, 2021. The slight decrease in harvests is attributable to smaller cultivation yields in Nevada during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
Other revenues
For the three months ended March 31, 2022, other revenues were $0.3 million as compared to $0.4 million for the three months ended March 31, 2021. This decrease is due lower sales from our CBD business.
Expenses

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2022	2021
Total operating expenses	$31,869	$31,319
Total other (income) expenses	(4,150)	10,563
Income tax expense	4,875	7,291
Total operating expenses
Total operating expenses other than those included in costs and expenses applicable to revenues consist of selling, general, and administrative expenses which are necessary to conduct our ordinary business operations. In addition, total operating expenses consist of marketing, technology, and other growth initiatives related expenses such as opening new dispensaries and building-out
our facilities, as well as depreciation and amortization charges taken on our fixed and intangible assets, and any write-downs or impairment on our assets. We have taken the necessary measures to control our discretionary spending and employ capital as efficiently as possible. However, we expect total operating expenses to continue to increase as we continue to invest in our operations and capital projects, attract and retain top talent, and implement robust technology systems in our corporate, retail and cultivation and manufacturing facilities.
For the three months ended March 31, 2022, our total operating expenses were $31.9 million as compared to $31.3 million for the three months ended March 31, 2021, which represents an increase of 1.8%.
The increase in total operating expenses between the three months ended March 31, 2022 and 2021 is primarily attributable to an increase in our depreciation and amortization expenses of $1.6 million as our depreciable fixed asset base has increased from $105.5 million as of March 31, 2021, to $140.7 million as of March 31, 2022. Further, salaries and employee expenses increased $0.3 million as we now employ approximately 1,000 employees as of March 31, 2022, as compared to approximately 960 as of March 31, 2021. We also increased our marketing expenditures by $0.1 million during the three months ended March 31, 2022, as compared to March 31, 2021. These increases in operating expenses are offset by a decrease in our legal and other professional fees totaling $1.6 million as there were fewer ongoing litigation matters and settlements during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

For the three months ended March 31, 2022, excise taxes were $0.1 million as compared to $0.2 million for the three months ended March 31, 2021. Excise taxes are included as part of the selling, general, and administrative expenses on the unaudited interim condensed consolidated statements of operations.
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
For the three months ended March 31, 2022, our total other income was $4.2 million as compared to total other expenses of $10.6 million for the three months ended March 31, 2021, which represents an increase of 139%.
The increase in total other income and expenses between the three months ended March 31, 2022 and 2021 is primarily attributable to a fair value gain net of tax of $10.5 million from the noncash consideration provided as part of the MPX NJ acquisition. Further, accretion expense decreased by $4.1 million as our Tranche One Secured Notes, the additional $20.0 million of secured notes issued on September 30, 2019 and the additional $36.2 million of secured notes issued on December 20, 2019 have been fully accreted as of May 2021, as compared to full accretion expense for these instruments taken during the three months ended March 31, 2021. Furthermore, during the three months ended March 31, 2022, we received a payment of $0.4 million in Arizona from an early cancellation of a cultivation services agreement, which was recorded as other income on our unaudited interim condensed consolidated statement of operations. This was partially offset by an increase in interest expense of $0.2 million as we are now accruing three months of interest expense on the February 2021 financing as compared to two months of interest expense during the three months ended March 31, 2021.
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
For the three months ended March 31, 2022, our income tax expense was $4.9 million as compared to $7.3 million for the three months ended March 31, 2021, which represents a decrease of 33.1%. The decrease in income tax expense is a result of our lower taxable income during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
Liquidity and Capital Resources
As of March 31, 2022, we held unrestricted cash of $14.1 million (December 31, 2021—$13.2 million), an accumulated deficit of $811.7 million (December 31, 2021—$801.6 million), and a working capital deficit of $255.7 million (December 31, 2021—$231.7 million). In assessing our liquidity, we monitor our cash on-hand
and our operating expenditure commitments required to execute our day-to-day
operations and our long-term strategic plans. To date, we have financed our operations primarily through equity and debt financings and our cash flows from operations and anticipate that we will need to raise additional capital to fund our operations in the future. We expect to finance our operating activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, the terms of certain of our debt instruments impose certain restrictions on our operating and financing activities, including, but not limited to, our ability to incur certain additional indebtedness and our ability to issue shares or convertible securities. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Going Concern
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern, and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, our ability to achieve sustainable revenues and profitable operations, and our ability to obtain the necessary capital to meet our obligations and repay our liabilities when they become due.
We are currently in default with respect to our Secured Notes and Unsecured Debentures which, as of March 31, 2022, amounted to $218.9 million, including interest accrued thereon. In February 2021, our wholly-owned subsidiary, iAnthus New Jersey, LLC issued $11.0 million of senior secured bridge notes. While we believe that we have funding necessary for us to continue as a going concern, we may need to raise additional capital and there can be no assurance that such capital will be available to us on favorable terms, if at all. As such, these material circumstances cast substantial doubt on our ability to continue as a going concern for a period of no less than 12 months from the date of this report, and our unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned.
Cash Flow for the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021
Operating Activities
Our net cash flows from operating activities are affected by a number of factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development of newly acquired businesses and the level of cash collections received from our customers.
Net cash provided by operating activities during the three months ended March 31, 2022 was $1.8 million as compared to $5.5 million for the three months ended March 31, 2021. Net cash provided from operating activities was primarily attributable to our net loss of $10.1 million, partially offset by $10.5 million gain from nonmonetary consideration provided for the MPX NJ acquisition, $9.0 million of depreciation and amortization expense, $5.9 million in interest expense, $1.5 million in share-based compensation, $0.8 million of accretion expense, and $4.7 million from changes in operating assets and liabilities items during the three months ended March 31, 2022.
Changes in other operating assets for the three months ended March 31, 2022 include an increase in inventory of $3.2 million due to lower sales during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, and an increase of $2.1 million related to the recognition of right-of-use
assets during the three months ended March 31, 2022.
Changes in other operating liabilities for the three months ended March 31, 2022 include an increase in accrued and other current liabilities of $6.4 million due to additional interest and income taxes accrued in the current period and increase of accounts payable of $3.6 million.
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
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022, was $1.6 million as compared to $5.1 million during the three months ended March 31, 2021. The decrease in cash used in investing activities was primarily attributable to fewer cultivation and dispensary construction expenditures of $3.2 million compared to the three months ended March 31, 2022. In addition, during the three months ended March 31, 2022, we loaned $0.1 million to MPX NJ as compared to $0.4 million during the three months ended March 31, 2021.
There was a cash flow from investing activities during the three months ended March 31, 2022, from the sale of certain property, plant and equipment of $0.1 million. This is compared to $Nil from the sale of certain property, plant and equipment during the three months ended March 31, 2021.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022, was less than $0.1 million as compared to net cash provided from financing activities of $10.3 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we had very minimal financing activities, including less than $0.1 million on repayment of debt. This compares to the issuance of the senior secured bridge notes in the principal amount of $11.0 million, offset by related debt issuance costs of $0.7 million during the three months ended March 31, 2021.
Related Party Transactions
As part of the MPX Acquisition, we acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrues interest at the rate of 16.0%, compounded annually. Interest is due upon maturity of the loan on December 31, 2021. During the year ended December 31, 2021, we exercised our right to convert the principal balance of the loan and accrued interest into a 99% equity interest in MPX NJ and exercised our option to acquire the remaining 1% of MPX NJ, which conversion and option exercise were subject to certain regulatory approvals. On January 7, 2022, the CRC approved our acquisition of 100% of the equity interests in MPX NJ. We recorded acquisition costs of $0.2 million and $Nil within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the balance of such facility was $Nil (December 31, 2021 – $4.6 million), which includes accrued interest of $Nil (December 31, 2021—$0.9 million). The related party balances are presented in other long-term assets on the unaudited interim condensed consolidated balance sheets.
On June 30, 2017, we entered into a loan facility with a former director and officer of the Company, Hadley Ford (“Ford”). The total loan facility was up to C$0.5 million (equivalent to $0.4 million) and accrued interest at the rate of 2.5%. Interest was due upon maturity of the loan on June 30, 2021. As part of Ford’s termination agreement, the total loan facility was offset by compensation owed to Ford of $0.5 million during the first quarter of 2021. As of March 31, 2022, the outstanding balance of the facility including accrued interest was $Nil (December 31, 2021 – $Nil).

Critical Accounting Policies and Accounting Estimates
The preparation of our unaudited interim condensed consolidated financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.
Our significant accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 filed with the SEC on March 18, 2022 which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We believe the following critical accounting policies govern the more significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

Other than those noted below, there have been no material changes to our critical accounting policies and estimates as from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the SEC.
Business Combinations
In accordance with the FASB ASC Topic 805
Business Combinations
(“ASC 805”), we allocate the fair value of the purchase consideration to the tangible and intangible asset purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires estimates and the use of valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. If we obtain new information about the facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, we may record an adjustment to the assets acquired and liabilities assumed.
Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on the accounting considerations on and after acquisition.
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
Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective due material weakness, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include valuation of inventory, sales and expense cutoff for certain subsidiaries, accounting for business combinations, and our provisioning of user access rights, password lengths, certain backup/recovery controls and change management controls.
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
Roberts Matter
In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement (“SRA”) to GrowHealthy Holdings, which delivery was a condition precedent to receiving the iAnthus share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the SRA forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the SRA. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s current trial date of May 9, 2022. The case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. The Roberts have 30 days from the date of the court’s order, or until June 6, 2022, to file a second amended complaint.

U.S. Shareholder Class Action
On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit with the United States District Court for the Southern District of New York (the “SDNY”) against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the
Hi-Med
Complaint (as defined below) and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a Second Amended Complaint was included as part of the Stipulation identified above. On November 3, 2021, the SDNY so-ordered
the Stipulation and the Lead Plaintiff’s Second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. The Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint remains pending before the SDNY.
U.S.
Hi-Med
Matter
On April 19, 2020,
Hi-Med
LLC
(“Hi-Med”),
an equity holder and one of the Lenders holding an Unsecured Debenture of the Company in the principal amount of $5.0 million, filed a complaint with the SDNY against the Company and certain of the Company’s current and former directors and officers and other defendants (the
“Hi-Med
Complaint”).
Hi-Med
is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b),
10b-5
and 20(a) of the Exchange Act and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced above. On July 23, 2020,
Hi-Med
and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020,
Hi-Med
filed an amended complaint (the
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
Hi-Med’s
Second Amended Complaint.
Hi-Med’s
opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to
Hi-Med’s
opposition was filed on March 21, 2022. The Motion to Dismiss
Hi-Med’s
Second Amended Complaint remains pending before the SDNY.
Claim by Former Consultant
On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iA AZ”), claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint.
Plan of Arrangement
On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ at which the OSCJ issued the Stay Order that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued its decision granting the Applicant’s relief sought in the Application. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal, and a hearing on the appeal is scheduled for June 9, 2022.

ITEM 1A.	RISK FACTORS.
Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form
10-K
for the year ended December 31, 2021(“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
See Part I, Item 2, “Financial Restructuring” for information regarding the Company’s default upon senior securities.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1*	Separation Agreement and General Release by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated April 28, 2022

10.2*	Consulting Services Agreement by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated May 6, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

By:	/s/ Robert Galvin
Robert Galvin
Interim Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Julius Kalcevich
Julius Kalcevich
Chief Financial Officer
(Principal Financial and Accounting Officer)

45