Form 10-Q
period 2022-06-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2022-08-15
CIK 1643154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to ___________
Commission File
Number:000-56228

IANTHUS CAPITAL HOLDINGS, INC.
(Exact Name of Registrant as
Specified in its Charter)

British Columbia, Canada	98-1360810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Aven ue, Suite 414 New York, NY	10170
(Address of principal executive offices)	(Zip Code)
(646)518-9411
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of August 1
2
, 2022 was
 6,244,297,897.

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

ITEM 1.	FINANCIAL STATEMENTS
iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of U.S. dollars or shares)

	June 30,	December 31,
	2022	2021
		(Revised)
Assets
Cash	$29,803	$13,244
Restricted cash	1,337	3,334
Accounts receivable, net of allowance for doubtful accounts of $4 (December 31, 2021—$27)	3,007	3,595
Prepaid expenses	4,050	3,178
Inventories, net	29,138	28,692
Other current assets	1,226	1,603

Current Assets	68,561	53,646
Investments	394	568
Property, plant and equipment, net	109,454	112,634
Right-of-use assets	31,955	30,429
Other long-term assets	3,897	8,650
Intangible assets, net	150,034	139,062

Total Assets	$364,295	$344,989

Liabilities and Shareholder’s Deficit
Accounts payable	$12,883	$13,636
Accrued and other current liabilities	72,763	98,933
Current portion of long-term debt, net of issuance costs	13,495	165,381
Derivative liabilities	—	16
Current portion of lease liabilities	7,852	7,342

Current Liabilities	106,993	285,308
Long-term debt, net of issuance costs	125,572	27,999
Deferred income tax	31,597	27,507
Long-term portion of lease liabilities	29,157	27,814

Total Liabilities	293,319	368,628

Commitments and Contingencies
Shareholders’ Equity (Deficit)
Common shares — no par value. Authorized — unlimited number. 6,244,298 — issued and outstanding (December 31, 2021 — 171,718 — issued and outstanding)	—	—
Shares to be issued	1,531	1,531
Additional paid-in capital (Refer to Note 6)	1,254,741	776,462
Accumulated deficit	(1,185,296)	(801,632)

Total Shareholders’ Equity (Deficit)	$70,976	$(23,639)

Total Liabilities and Shareholders’ Equity (Deficit)	$364,295	$344,989

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues, net of discounts	$43,481	$54,228	$86,271	$106,033
Costs and expenses applicable to revenues	(23,813)	(22,917)	(44,111)	(45,001)

Gross profit	19,668	31,311	42,160	61,032

Operating expenses
Selling, general and administrative expenses	58,130	21,491	81,536	45,719
Depreciation and amortization	6,810	7,264	15,216	14,096
Write-downs, recoveries and other charges, net	154	(73)	211	186
Impairment loss	—	1,696	—	1,696

Total operating expenses	65,094	30,378	96,963	61,697

(Loss) Income from operations	(45,426)	933	(54,803)	(665)
Interest income	16	109	76	233
Other income	912	220	12,178	494
Interest expense	(5,793)	(5,879)	(11,687)	(11,557)
Accretion expense	(775)	(2,664)	(1,541)	(7,516)
Provision for debt obligation fee	(390)	(418)	(804)	(832)
Loss on debt extinguishment (Refer to Note 5)	(316,577)	—	(316,577)	—
Losses from change in fair value of financial instruments	(138)	327	(240)	310

Loss before income taxes	(368,171)	(7,372)	(373,398)	(19,533)
Income tax expense	5,391	7,884	10,266	15,175

Net loss	$(373,562)	$(15,256)	$(383,664)	$(34,708)

Net loss per share - basic and diluted	$(0.65)	$(0.09)	$(1.03)	$(0.20)
Weighted average number of common shares outstanding - basic and diluted	572,108	171,643	373,019	171,718
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands of U.S. dollars or shares)

	Three Months Ended June 30, 2022
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – March 31, 2022	171,718	$1,531	$777,926	$(811,734)	$(32,277)
Share-based compensation	—	—	21,372	—	21,372
Share issuance - Recapitalization Transaction	6,072,580	—	455,443	—	455,443
Net loss	—	—	—	(373,562)	(373,562)

Balance – June 30, 2022	6,244,298	$1,531	$1,254,741	$(1,185,296)	$70,976

	Six Months Ended June 30, 2022
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – January 1, 2022 - (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)
Share-based compensation	—	—	22,836	—	22,836
Share issuance - Recapitalization Transaction	6,072,580	—	455,443	—	455,443
Net loss	—	—	—	(383,664)	(383,664)

Balance – June 30, 2022	6,244,298	$1,531	$1,254,741	$(1,185,296)	$70,976

	Three Months Ended June 30, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – March 31, 2021	171,718	$1,531	$771,574	$(743,594)	$29,511
Share-based compensation	—	—	1,661	—	1,661
Net loss	—	—	—	(15,256)	(15,256)

Balance – June 30, 2021	171,718	$1,531	$773,235	$(758,850)	$15,916

	Six Months Ended June 30, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2021 - (Revised)	171,718	$1,531	$769,940	$(724,142)	$47,329
Share-based compensation	—	—	3,295	—	3,295
Net loss	—	—	—	(34,708)	(34,708)

Balance – June 30, 2021	171,718	$1,531	$773,235	$(758,850)	$15,916

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(383,664)	$(34,708)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Interest income	(76)	(233)
Interest expense	11,687	11,557
Accretion expense	1,541	7,516
Debt obligation fees	804	832
Impairment loss	—	1,696
Depreciation and amortization	16,424	15,133
Write-downs, recoveries and other charges, net	211	186
Share-based compensation	22,836	3,295
Losses from change in fair value of financial instruments	240	(310)
Gain from nonmonetary consideration from acquisition (Refer to Note 4)	(10,460)	—
Loss on debt extinguishment (Refer to Note 5)	316,577	—
Change in operating assets and liabilities (Refer to Note 13)	18,227	7,409

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5,653)	$12,373

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,731)	(9,611)
Acquisition of other intangible assets	(70)	(31)
Proceeds from sale of property, plant and equipment	885	—
Issuance of related party promissory note	(92)	(638)
Purchase of subsidiaries, net of cash acquired	4	—

NET CASH USED IN INVESTING ACTIVITIES	$(4,004)	$(10,280)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	24,250	11,000
Debt issuance costs	—	(694)
Repayment of debt	(31)	(28)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$24,219	$10,278

CASH AND RESTRICTED CASH:
NET INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	14,562	12,371

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	16,578	11,510

CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$31,140	$23,881

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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2022, or any other period.
Except as otherwise stated, these unaudited interim condensed consolidated financial statements are presented in U.S. dollars.

(c)	Consummation of Recapitalization Transaction
On June 24, 2022 (the “Closing Date”), the Company completed its previously announced recapitalization transaction (the “Recapitalization Transaction”) pursuant to the terms of that certain Restructuring Support Agreement (the “Restructuring Support Agreement”) dated July 10, 2020, as amended on June 15, 2021, by and among the Company, all of the holders (the “Secured Lenders”) of the 13.0% senior secured convertible debentures (the “Secured Notes”) issued by iAnthus Capital Management, LLC (“ICM”), a wholly-owned subsidiary of the Company, and a majority of the holders (the “Consenting Unsecured Lenders”) of the Company’s 8.0% unsecured convertible debentures (the “Unsecured Debentures”). The Recapitalization Transaction closed pursuant to the terms of the amended and restated plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) approved by the Supreme Court of British Columbia
(the
“
Court”)
.

Pursuant to the terms of the Restructuring Support Agreement, Gotham Green Admin 1, LLC as collateral agent (the “Collateral Agent”), the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that existed or may have existed in the future arising under any of the purchase agreements with respect to the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect to the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”). As of the Closing Date, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders irrevocably waived all Defaults.
In connection with the closing of the Recapitalization Transaction, the Company issued an aggregate of 6,072,580 common shares to the Secured Lenders and all of the holders (the “Unsecured Lenders
” and together with the Secured Lenders, the “Lenders
”)
of the Unsecured Debentures. Specifically, the Company issued 3,036,290 common shares (the “Secured Lender Shares”), or 48.625% of the outstanding common shares of the Company, to the Secured Lenders and 3,036,290 common shares (the “Unsecured Lender Shares” and together with Secured Lender Shares, the “Shares”), or 48.625% of the outstanding common shares of the Company, to the Unsecured Lenders. As of the Closing Date, there were 6,244,298 common shares of the Company issued and outstanding. As of the Closing Date, the then existing holders of the Company’s common shares collectively held 171,718 common shares, or 2.75% of the outstanding common shares of the Company.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

As of the Closing Date, the outstanding principal amount of the Secured Notes (including the interim financing secured notes in the aggregate principal amount of approximately $14.7 million origin ally due
on
 July 13, 2025)

together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) the June Secured Debentures (as defined below) in the aggregate principal amount of $99.7 million and (C) the June Unsecured Debentures (as defined below) in the aggregate principal amount of $5.0 million. Also as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) the June Unsecured Debentures in the aggregate principal amount of $15.0 million. Furthermore, all existing options and warrants to purchase common shares of the Company, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the Plan of Arrangement), were cancelled and extinguished for no consideration.
Secured Debenture Purchase Agreement
In connection with the closing of the Recapitalization Transaction, the Company entered into a Third Amended and Restated Secured Debenture Purchase Agreement (the “Secured DPA”), dated as of June 24, 2022, with ICM, the other Credit Parties (as defined in the Secured DPA), the Collateral Agent, and the lenders party thereto (the “New Secured Lenders”) pursuant to which ICM issued the New Secured Lenders 8.0% secured debentures (the “June Secured Debentures”) in the aggregate principal amount of $99.7 million pursuant to the Plan of Arrangement.
The June Secured Debentures accrue interest at a rate of 8.0% per annum (increasing to 11.0% upon the occurrence of an Event of Default (as defined in the Secured DPA)), are due on June 24, 2027 and may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the New Secured Lenders without premium or penalty. Upon receipt of a Change of Control Notice (as defined in the Secured DPA), each New Secured Lender may provide notice to ICM to either (i) purchase the June Secured Debenture at a price equal to 103.0% of the then outstanding principal amount together with interest accrued thereon (the “Offer Price”) or (ii) if the Change of Control Transaction (as defined in Secured DPA) results in a new issuer, or if the New Secured Lender desires that the June Secured Debenture remain unpaid and continue in effect after the closing of the Change of Control Transaction, convert or exchange the June Secured Debenture into a replacement debenture of the new issuer or ICM, as applicable, in the aggregate principal amount of the Offer Price on substantially equivalent terms to those terms contained in the June Secured Debenture. Notwithstanding the foregoing, if 90.0% or more of the principal amount of all June Secured Debentures outstanding have been tendered for redemption on the date of the Change of Control Notice, ICM may, at its sole discretion, redeem all of the outstanding June Secured Debentures at the Offer Price. As security for the Obligations (as defined in the Secured DPA), ICM and the Company granted to the Collateral Agent, for the benefit of the New Secured Lenders, a security interest over all of their present and after acquired personal property.
Pursuant to the Secured DPA, so long as Gotham Green Partners, LLC or any of its Affiliates (as defined in the Secured DPA) hold at least 50.0% of the outstanding principal amount of June Secured Debentures, the Collateral Agent will have the right to appoint two non-voting
observers to the Company’s board of directors, each of which shall receive up to a maximum amount of
$25
 thousand
dollars in any
12
-month
period for reasonable
out-of-pocket
expenses.
In addition, pursuant to the Secured DPA, the New Secured Lenders purchased an additional $25.0 million of
June
Secured Debentures (the “Additional Secured Debentures”).
Unsecured Debenture Purchase Agreement
In connection with the closing of the Recapitalization Transaction, the Company, as guarantor of the Guaranteed Obligations (as defined in the Unsecured DPA (as defined herein)), entered into an Unsecured Debenture Purchase Agreement (the “Unsecured DPA”) dated as of June 24, 2022 with ICM, the Secured Lenders and the Consenting Unsecured Lenders pursuant to which ICM issued 8.0% unsecured debentures (the “June Unsecured Debentures”) in the aggregate principal amount of $20.0 million pursuant to the Plan of Arrangement, including $5.0 million to the Secured Lenders and $15.0 million to the Unsecured Lenders.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The June Unsecured Debentures accrue interest at a rate of 8.0% per annum (increasing to 11.0% upon the occurrence of an Event of Default (as defined in the Unsecured DPA)), are due on June 24, 2027 and may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the Unsecured Lender without premium or penalty. Upon receipt of a Change of Control Notice (as defined in the Unsecured DPA), each Unsecured Lender may provide notice to ICM to either (i) purchase the June Unsecured Debenture at a price equal to 103.0% of the then outstanding principal amount together with interest accrued thereon (the “Unsecured Offer Price”) or (ii) if the Change of Control Transaction (as defined in Unsecured DPA) results in a new issuer, or if the Unsecured Lender desires that the June Unsecured Debenture remain unpaid and continue in effect after the closing of the Change of Control Transaction, convert or exchange the June Unsecured Debenture into a replacement debenture of the new issuer or ICM, as applicable, in the aggregate principal amount of the Unsecured Offer Price on substantially equivalent terms to those terms contained in the June Unsecured Debenture. Notwithstanding the foregoing, if 90.0% or more of the principal amount of all June Unsecured Debentures outstanding have been tendered for redemption on the date of the Change of Control Notice, ICM may, at its sole discretion, redeem all of the outstanding June Unsecured Debentures at the Unsecured Offer Price. Pursuant to the Unsecured DPA, the Obligations (as defined in the Unsecured DPA) are subordinated in right of payment to the Senior Indebtedness (as defined in the Unsecured DPA).
Refer
to
Note 5 for further discussion regarding the Recapitalization Transaction.

(d)	Going Concern
These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the three and six months ended June 30, 2022, the Company reported net losses of $373.6 million and $383.7 million, respectively, for the six months ended June 30, 2022, an operating cash outflow of $5.7 million and an accumulated deficit of
$
1,185.3 million as of June 30, 2022.
The Company believes that the consummation of the Recapitalization Transaction will provide the necessary funding for the Company to continue funding its operations in the future. Further, the consummation of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures, June Unsecured Debentures and the Senior Secured Bridge Notes, allows interest to be paid-in-kind and enables the Company to seek additional debt or equity financings in the future. As such, the Company believes it may generate positive cash flows in the future and continue as a going concern for a period of no less than 12 months from the date of these unaudited interim condensed consolidated financial statements. These unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(e)	Basis of Consolidation
The unaudited interim condensed consolidated financial statements include the accounts of the Company together with its consolidated subsidiaries, except for subsidiaries which the Company has identified as variable interest entities where the Company is not the primary beneficiary.

(f)	Use of Estimates
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
Significant estimates made by management include, but are not limited to: economic lives of leased assets; inputs used in the valuation of inventory; allowances for potential uncollectability of accounts receivable; provisions for inventory obsolescence; impairment assessment of long-lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(g)	Change in Estimates
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

(h)	Coronavirus Pandemic
In March 2020, the World Health Organization declared the global emergence of the novel coronavirus, known as
COVID-19
(“COVID-19”)
a pandemic. The Company continues to monitor guidance and orders issued by federal, state, and local authorities with respect to
COVID-19.
As a result, the Company may take actions that alter its business operations as may be required by such guidance and orders or take other steps that the Company determines are in the best interest of its employees, customers, partners, suppliers, shareholders, and stakeholders.
Any such alterations or modifications could cause substantial interruption to the Company’s business and could have a material adverse effect on the Company’s business, operating results, financial condition, and the trading price of the Company’s common shares, and could include temporary closures of one or more of the Company’s facilities; temporary or long-term labor shortages; temporary or long-term adverse impacts on the Company’s supply chain and distribution channels; and the potential of increased network vulnerability and risk of data loss resulting from increased use of remote access and removal of data from the Company’s facilities. In addition,
COVID-19
could negatively impact capital expenditures and overall economic activity in the impacted regions, which could impact the demand for the Company’s products and services.
It is unknown whether and how the Company may be impacted if the
COVID-19
pandemic continues to persist or if there are increases in its breadth or in its severity, including as a result of the waiver of regulatory requirements or the implementation of emergency regulations to which the Company is subject. The
COVID-19
pandemic poses a risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period.
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

(i)	Reclassification
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
The following table summarizes the effects of reclassification adjustment on the line items within the Company’s unaudited interim condensed consolidated statements of operations:

Prior Year’s Line item	Reclassified Amount		Current Year’s Line item
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Depreciation and amortization	$495	$1,037	Selling, general and administrative expenses
Depreciation and amortization	(495)	(1,037)	Depreciation and amortization

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(j)	Revision of Prior Period Financial Statements
During the
three
months ended
March 31
, 2022, the Company determined that it had not appropriately recorded cost of inventory as of December 31, 2021. This resulted in an overstatement of the inventory balance, accrued and other current liabilities, income tax expense and accumulated deficit as of December 31, 2021, and an understatement of costs and expenses applicable to revenues for the year ended December 31, 2021.
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
The effect of the adjustments on the line items within the Company’s unaudited interim condensed consolidated statements of changes in shareholders’ deficit for the three and six months ended June 30, 2022 is as follows:

	June 30, 2022
	As reported	Adjustment	As adjusted
Accumulated deficit – Balance January 1, 2022	$(800,390)	$(1,242)	$(801,632)
Total Shareholders’ deficit – Balance January 1, 2022	(22,397)	(1,242)	(23,639)

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
Maturities of lease liabilities for operating leases as of June 30, 2022, were as follows:

Operating Leases
2023	$7,852
2024	7,932
2025	8,107
2026	8,137
2027	7,672
Thereafter	56,617

Total lease payments	$96,317
Less: interest expense	(59,308)

Present value of lease liabilities	$37,009
Weighted-average remaining lease term (years)	11.2
Weighted-average discount rate	20%

For the three and six months ended June 30, 2022, the Company recorded operating lease expenses of $2.1 million and $4.3 million, respectively (June 30, 2021 - $2.0 million and $4.4 million, respectively), which are included in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated balance sheets. For the three and six months ended June 30, 2022, the Company recorded sublease income of $0.2 million and $0.5 million, respectively (June 30, 2021 – less than $0.1 million and $0.1 million, respectively), which is included in other income on the unaudited interim condensed consolidated statements of operations. The Company recorded impairment loss for its right-of-use
assets of $Nil and $Nil, respectively for the three and six months ended June 30, 2022 (June 30, 2021 - $1.7 million and $1.7 million, respectively).
Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	June 30, 2022	December 31, 2021
Right-of-use assets	Operating leases	$31,955	$30,429

Lease l iabilities
Current portion of lease liabilities	Operating leases	$7,852	$7,342
Long-term lease liabilities	Operating leases	29,157	27,814

Total		$37,009	$35,156

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 3 – Inventories
Inventories are comprised of the following items:

	June 30, 2022	December 31, 2021
		(Revised)
Supplies	$5,296	$6,188
Raw materials	8,132	5,641
Work in process	7,187	9,464
Finished goods	8,523	7,399

Total	$29,138	$28,692

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and six months ended June 30, 2022, the Company recorded $0.2 million and $0.5 million, respectively (June 30, 2021 - $0.2 million and $0.5 million, respectively), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.
Note 4 – Acquisitions
Acquisition of MPX New Jersey LLC
On February 1, 2022, the Company’s wholly-owned subsidiary, iAnthus New Jersey, LLC (“INJ”), closed on its acquisition of MPX New Jersey, LLC (“MPX NJ”), a New Jersey-based entity with a New Jersey medical cannabis permit. The acquisition consisted of INJ exercising its right to convert the principal balance of a loan and accrued interest owed pursuant to its loan agreement of $4.6 million into a 99% equity interest in MPX NJ. In addition, pursuant to an option agreement, INJ exercised its option to acquire the remaining 1% of MPX NJ for nominal consideration. The transaction with MPX NJ is a related party transaction due to the fact that Elizabeth Stavola, a former officer and director of the Company, is a former officer, director and majority owner of MPX NJ.
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

The Company has determined that this acquisition is an asset acquisition under ASC 805 Business Combinations whereby the total consideration is allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing date. The Company determined the fair value of the net identifiable assets received from the asset acquisition was a more reliable measurement of the assets exchanged as part of this asset acquisition. The Company concluded that the consideration included a nonmonetary component of $14.5 million as noncash consideration exchanged for the net identifiable assets received from MPX NJ. The related tax impact of $4.1 million was netted against this gain. As a result, the Company recorded a $10.5 million gain within other income on the unaudited interim condensed consolidated statement of operations for the three and six months ended June 30, 2022.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Operating results have been included in these unaudited interim condensed consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s unaudited interim condensed consolidated financial statements. The Company recorded acquisition costs of $0.1 million and $0.3 million within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations for the three and six months ended June 30, 2022 (June 30, 2021 - $Nil and $Nil, respectively).
Note 5 – Long-Term Debt
As discussed in Note 1c, the Company consummated the Recapitalization Agreement with the Secured Lenders and the Unsecured Lenders on the Closing Date, at which time the Company issued the Shares as well as the June Secured Debentures and June Unsecured Debentures in the aggregate principal amount of $119.7 million in exchange for the full satisfaction of the Secured Notes, Unsecured Debentures and the accrued interest and accrued fee obligations in the aggregated amount of $238.2 million. Upon the consummation of the Recapitalization Transaction and as of the Closing Date, all existing Defaults under the Secured Notes and Unsecured Debentures were cured. As a result of the consummation of the Recapitalization Agreement, as of June 30, 2022, the Secured Lenders and the Unsecured Lenders own 97.25% of the Company’s common shares, in the aggregate.
Background of Recapitalization Transaction
Since March 31, 2020, the Company had not made interest payments due to the Secured Lenders and the Unsecured Lenders. Through June 24, 2022, the Company had been in default on the Secured Notes and Unsecured Debentures, which, as of June 24, 2022, consisted of $97.5 million and $60.0 million of principal amount and $38.5 million and $11.9 million in accrued interest, respectively. In addition, as a result of the default, the Company had accrued additional fees and interest of $16.2 million in excess of the aforementioned amounts.
As a result of the March 31, 2020 default, the Board of Directors of the Company formed a special committee comprised of the Company’s then five independent, non-management
directors of the Company (the “Special Committee”) to, among other matters, explore and consider strategic alternatives available to the Company in light of the prospective liquidity requirements of the Company, the condition of the capital markets affecting companies in the cannabis industry, and the rapid change in the state of the economy and capital markets generally caused by
COVID-19,
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
The Special Committee engaged Canaccord Genuity Corp. as its financial advisor to assist it in analyzing various strategic alternatives to address its capital structure and liquidity challenges.
On June 22, 2020, the Company received notice from the Collateral Agent, as collateral agent holding security for the benefit of the Secured Lenders, with a demand for repayment (the “Demand Letter”) under the Amended and Restated Secured Debenture Purchase Agreement dated October 10, 2019 (the “Secured Notes Purchase Agreement”) of the entire principal amount of the Secured Notes, together with interest, fees, costs and other allowable charges that had accrued or might accrue in accordance with the Secured Notes Purchase Agreement and the other Transaction Agreements (as defined in the Secured Notes Purchase Agreement). The Collateral Agent also concurrently provided the Company with a Notice of Intention to Enforce Security (the “BIA Notice”) under section 244 of the Bankruptcy and Insolvency Act (Canada) (the “BIA”).
On July 10, 2020, the Company and certain of its subsidiaries entered into the Restructuring Support Agreement with the Secured Lenders and the Consenting Unsecured Lenders to affect the Recapitalization Transaction. Under the Restructuring Support Agreement, certain of the Secured Lenders agreed to provide interim financing in the amount of $14.7 million (the “Tranche Four Secured Notes”).
Subject to compliance with the Restructuring Support Agreement, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any Defaults.
Pursuant to the terms of the Restructuring Support Agreement, the Recapitalization Transaction would be implemented pursuant to arrangement proceedings (“Arrangement Proceedings”) commenced under the British Columbia Business Corporations Act, or, only if necessary, the Companies’ Creditors Arrangement Act (Canada) (“CCAA”). Completion of the Recapitalization Transaction through the Arrangement Proceedings was subject to, among other things, requisite stakeholder approval of the Plan of Arrangement.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Consummation of the Recapitalization Transaction through the Plan of Arrangement was subject to certain conditions, including approval of the Secured Lenders, Unsecured Lenders and existing holders of the Company’s common shares, warrants and options, which was obtained; approval of the Plan of Arrangement by the Court, which was obtained; and the receipt of all approvals by state-level regulators and the Canadian Securities Exchange (collectively, the “Requisite Approvals”). All Requisite Approvals required to consummate the Recapitalization Transaction were satisfied, conditioned, or waived by the Company, Secured Lenders and Consenting Unsecured Lenders, for purposes of closing the Recapitalization Transaction on June 24, 2022. The Company is working to finalize any outstanding Requisite Approvals, including state regulatory approval in New Jersey and New York.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes long term debt outstanding as of June 30, 2022.

	Secured Notes (1)	March 2019 Debentures	May 2019 Debentures	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2022	$134,902	$33,138	$24,033	$—	—	—	$1,307	$193,380

Fair value of financial liabilities issued	1,526	—	—	84,681	25,033	14,880	—	126,120
Accretion of balance	382	730	367	46	—	16	—	1,541
Debt extinguishment	(123,675)	(33,868)	(24,400)	—	—	—	—	(181,943)
Repayment	—	—	—	—	—	—	(31)	(31)

As of June 30, 2022	$13,135	$—	$—	$84,727	$25,033	$14,896	$1,276	$139,067

(1)	This amount includes the Company’s obligation to pay an exit fee of $10.3 million that accrues interest at a rate of 13.0% per annum (the “Exit Fee”) under the Secured Notes.
Accounting for the Recapitalization Transaction
On June 24, the Company completed its previously announced Recapitalization Transaction pursuant to the terms of the Restructuring Support Agreement. The Recapitalization Transaction closed pursuant to the terms of the Plan of Arrangement under the Business Corporations Act (British Columbia) approved by the Supreme Court of British Columbia.
In accordance with debt extinguishment accounting rules outlined in ASC
470-50,
Debt-Modifications and Extinguishments, (“ASC 470”) the Company recorded a loss on extinguishment of debt of $316.6 million for the three and six months ended June 30, 2022 in the condensed consolidated statement of operations related to the restructuring of debt. In connection with the extinguishment in the aggregated amount of $238.2 million, the Company issued new debt in the principal amount of $119.7 million
, which recorded at fair value of $99.4 million
and 6,072,580 common shares in the amount of $455.4 million issued which were valued based upon the closing price of the Company’s common shares on June 24, 2022.
On June 24, 2022, the Company fully amortized the debt discount costs related to the old debt that were extinguished. As of June 30, 2022, the total and unamortized debt discount costs related to new debt were $20.3 million and $20.3 million, respectively (December 31, 2021 - $30.3 million and $3.2 million, respectively).
As of June 30, 2022, the total and unamortized debt issuance costs related to debts that were not part of the Recapitalization Transaction were $0.7 million and $0.2 million, respectively (December 31, 2021—$7.7 million and $2.5 million, respectively).
As of June 30, 2022, the total interest accrued on both current and long-term debt was $Nil. As of June 24, 2022, the total accrued interest of $56.3 million was extinguished and settled in full as part of the Recapitalization Transaction (December 31, 2021—$45.6 million).
(a) Secured Notes
Tranche One
On May 14, 2018, the Company issued $40.0 million secured notes (the “Tranche One Secured Notes”) with a maturity date of May 14, 2021. The principal amount of such notes along with accrued interest at the default rate of 16.0% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction. Due to the conversion price of $3.08 being less than the Company’s closing stock price on the date of issuance, this gave rise to a beneficial conversion feature valued at $7.9 million. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the Closing Date. The discount to the Tranche One Secured Notes was being fully amortized to accretion expense by the original maturity date of May 14, 2021. For the three and six months ended June 30, 2022, the amount of amortization recorded in accretion expense was $
Nil
and $
Nil
, respectively (June 30, 2021—$0.3 million and $1.0 million, respectively), on the unaudited interim condensed consolidated statement of operations. The terms also contain a financial covenant requiring the Company’s asset value to be 1.75 times the total net debt at each quarter end and requires that the Company maintain a minimum cash balance of $1.0 million while the Tranche One Secured Notes remained outstanding (the “market value test”).
For the three and six months ended June 30, 2022, interest expense of $1.6 million and $3.2 million, respectively (June 30, 2021—$1.7 million and $3.3 million, respectively), and accretion expense of $
Nil
and $
Nil
, respectively (June 30, 2021—$1.1 million and $3.4 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was not in compliance with the market value test, and the Company did not make interest payments, and therefore was in breach of a financial covenant with respect to the Tranche One Secured Notes, Tranche Two Secured Notes (as defined herein), and Tranche Three Secured Notes (as defined herein).

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Furthermore, the Company was in default on its Secured Notes as of March 31, 2020, and as a result, an event of default occurred on April 4, 2020. This default was triggered on the Company’s long-term debt, which as of June 24, 2022, consisted of $97.5 million and $60.0 million of principal amount and $38.5 million and $11.9 million in accrued interest on the Secured Notes and the Unsecured Debentures, respectively. As a result of the default and through June 24, 2022, the Company classified the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes as current liabilities on the unaudited interim condensed consolidated balance sheets. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes.
For the three and six months ended June 30, 2022, interest expense of $0.4 million and $0.8 million, respectively (June 30, 2021 - $0.4 million and $0.8 million, respectively) was recorded in relation to the Exit Fee on the unaudited interim condensed consolidated statements of operations. As of June 30, 2022, the aggregate Exit Fee obligation of $16.2 million was satisfied in connection with the closing of the Recapitalization Transaction (June 30, 2021- $14.6 million), which was comprised of an aggregate of $10.3 million in principal amount and $5.9 million in accrued interest (June 30, 2021—$10.3 million and $4.3 million, respectively).
Tranche Two
On September 30, 2019, the Company issued an additional $20.0 million of secured notes (the “Tranche Two Secured Notes”). The Tranche Two Secured Notes accrued interest at 13.0% per annum and had an original maturity date of May 14, 2021. The principal amount of such notes along with accrued interest at the default rate of 16.0% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction.
For the three and six months ended June 30, 2022, interest expense of $0.8 million and $1.6 million, respectively (June 30, 2021 - $0.8 million and $1.6 million, respectively), and accretion expense of $Nil and $Nil, respectively (June 30, 2021 - $0.2 million and $0.7 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes were also applicable to the Tranche Two Secured Notes. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the Tranche Two Secured Notes.
Tranche Three
On December 20, 2019, the Company issued an additional $36.2 million of secured notes (the “Tranche Three Secured Notes”). The Tranche Three Secured Notes accrued interest at 13.0% per annum and had an original maturity date of May 14, 2021. The principal amount of such notes along with accrued interest at the default rate of 16.0% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction.
For the three and six months ended June 30, 2022, interest expense of $1.4 million and $2.8 million, respectively (June 30, 2021 - $1.5 million and $2.9 million, respectively), and accretion expense of $Nil and $Nil, respectively (June 30, 2021 - $0.5 million and $1.6 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes and Tranche Two Secured Notes were also applicable to Tranche Three Secured Notes. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the Tranche Two Secured Notes.
Tranche Four
On July 13, 2020, as part of the Recapitalization Transaction, the Company issued an additional $14.7 million as Tranche Four Secured Notes which accrued interest at 8.0% per annum and had an original maturity date of July 13, 2025. On June 24, 2022 the terms of the Tranche Four Secured Notes were materially modified pursuant to the Restructuring Support Agreement and as such, were considered to be extinguished in connection with the closing of the Recapitalization Transaction.
For the three and six months ended June 30, 2022, interest expense of $0.3 million and $0.7 million, respectively (June 30, 2021 - $0.3 million and $0.6 million, respectively), and accretion expense of $0.1 million and $0.1 million, respectively (June 30, 2021 - $0.1 million and $0.2 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

iAnthus New Jersey, LLC Senior Secured Bridge Notes
On February 2, 2021, INJ issued an aggregate of $11.0 million of senior secured bridge notes (“Senior Secured Bridge Notes”) which mature on the earlier of (i) February 2, 2023, (ii) the date on which the Company closes a Qualified Financing (as defined below) and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The Senior Secured Bridge Notes initially accrued interest at a rate of 14.0% per annum, decreasing to 8.0% upon the closing of the Recapitalization Transaction (increasing to 25.0% per annum in the event of default). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to the Company of not less than $10 million from the subscription of the Company’s securities, including, but not limited to, a private placement or rights offering.
The host debt, classified as a liability, was recognized at the fair value of $10.3 million, net of issuance costs of $0.7 million.
Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being March 31, 2021) and such amount thereafter becoming part of the principal amount and will accrue interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.
For the three and six months ended June 30, 2022, interest expense of $0.4 million and $0.9 million, respectively (June 30, 2021 - $0.4 million and $0.6 million, respectively), and accretion expense of $0.1 million and $0.2 million, respectively (June 30, 2021 - $0.1 million and $0.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations. As of June 30, 2022, the Company held $1.3 million (December 31, 2021 - $3.3 million) of restricted cash in escrow from the Senior Secured Bridge Notes. Refer to Note 13 for further discussion.
The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. The Company provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of June 30, 2022. The Senior Secured Bridge Notes are classified as current liabilities on the unaudited interim condensed consolidated balance sheets as they are due on February 2, 2023.
Certain of the Secured Lenders,
including Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY), LP, and Senvest Master Fund, LP, held greater than 10.0% of the outstanding common shares of the Company upon closing of the Recapitalization Transaction. As principal owners of the Company, these lenders are considered to be related parties.
(b) March 2019 Debentures
On March 18, 2019, the Company completed a private placement of $35.0 million of unsecured convertible debentures (the “March 2019 Debentures”) and corresponding warrants to purchase 2,177,291 common shares of the Company at an exercise price of $6.43 per share (“March 2019 Equity Warrants”). All of the March 2019 Equity Warrants expired on March 15, 2022. The March 2019 Debentures accrued interest at a rate of 8.0%, per annum, payable quarterly on the last business day of each fiscal quarter, beginning on March 31, 2019. Interest was to be paid in cash, shares, or a combination of cash and shares, up to 50.0%, at the Company’s election. The March 2019 Debentures would have matured on March 15, 2023; however, on June 24, 2022, the outstanding principal of March 2019 Debentures along with related accrued interest and applicable fees were extinguished as part of the closing of the Recapitalization Transaction.
For the three and six months ended June 30, 2022, interest expense of $0.7 million and $1.4 million, respectively (June 30, 2021 - $0.7 million and $1.4 million, respectively), and accretion expense of $0.4 million and $0.7 million, respectively (June 30, 2021 - $0.4 million and $0.7 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the March 2019 Debentures imposed certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. As a result of this default, the Company classified the debt as a current liability on the unaudited interim condensed consolidated balance sheets as the Unsecured Debentures were due on demand. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the March 2019 Debentures.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c) May 2019 Debentures
On May 2, 2019, the Company completed a private placement of $25.0 million of unsecured convertible debentures (the “May 2019 Debentures”) and corresponding warrants to purchase 1,555,207 common shares of the Company at an exercise price of $6.43 per common share (“May 2019 Equity Warrants”). All of the May 2019 Equity Warrants expired on March 15, 2022. The May 2019 Debentures accrued interest at a rate of 8.0%, per annum, payable quarterly on the last business day of each fiscal quarter, beginning on June 30, 2019. Interest was to be paid in cash, shares, or a combination of cash and shares, up to 50.0%, at the Company’s election. The May 2019 Debentures would have matured on March 15, 2023; however, on June 24, 2022, the outstanding principal of May 2019 Debentures along with related accrued interest and applicable fees were extinguished as part of the closing of the Recapitalization Transaction.
For the three and six months ended June 30, 2022, interest expense of $0.5 million and $1.0 million, respectively (June 30, 2021 - $0.5 million and $1.0 million, respectively), and accretion expense of $0.2 million and $0.4 million, respectively (June 30, 2021 - $0.2 million and $0.4 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the May 2019 Debentures imposed certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. Further, as a result of this default, the Company classified the debt as a current liability on the unaudited interim condensed consolidated balance sheets as the Unsecured Debentures were due on demand. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the May 2019 Debentures
.
(d) June Secured Debentures
On June 24, 2022 in connection with the closing of Recapitalization Transaction, the Company entered into the Secured DPA, pursuant to which the Company issued the Jun
e Secured Debentures in the aggregate principal amount of $99.7 million which debentures accrue interest at the rate of 8.0% per annum increasing to 11.0%
per annum upon the occurrence of an
Event of Default (as defined in the Secured DPA”, with a maturity date of June 24, 2027. The June Secured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the New Secured Lenders without premium or penalty.
The
host debt, classified as a liability, was recognized at the fair value of $84.5 million.
Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being June 30, 2022) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.
For the three and six months ended June 30, 2022, interest expense of $0.1 million and $0.1 million, respectively (June 30, 2021 - $Nil and $Nil, respectively), and accretion expense of less than $0.1 million and $0.1 million, respectively (June 30, 2021 - $Nil and $Nil, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and
ICM
. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of June 30, 2022. The June Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.
Certain of the New Secured Lenders

that hold the June Secured Debentures
, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), Gotham Green Credit Partners SPV 1, L.P., Gotham Green Partners SPV V, L.P., L.P., collectively held greater than
10.0
% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the New Secured Lenders are considered to be related parties.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(e) June Unsecured Debentures
On June 24, 2022 in connection with the closing of the Recapitalization Transaction, the Company entered into the Unsecured DPA, pursuant to which the Company issued June Unsecured Debentures in the aggregate principal amount of $20.0 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Unsecured DPA), with maturity date of June 24, 2027. The June Unsecured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the Unsecured Lender without premium or penalty.
The host debt, classified as a liability, was recognized at the fair value of $14.9 million.
Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being June 30, 2022) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.
For the three and six months ended June 30, 2022, interest expense of less than $0.1 million and less than $0.1 million, respectively (June 30, 2021 - $Nil and $Nil, respectively), and accretion expense of less than $0.1 million and $0.1 million, respectively (June 30, 2021 - $Nil and $Nil, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA does not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of June 30, 2022. The June Unsecured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.
Certain of the Secured Lenders and Consenting Unsecured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Gotham Green Credit Partners SPV 1, L.P., Gotham Green Partners SPV V, L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY), LP, and Senvest Master Fund, LP, held greater tha
n
10.0%
of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the Consenting Unsecured Lenders are considered to be related parties.
(f) Additional Secured Debentures
Pursuant to the terms of the Secured DPA, ICM issued the Additional Secured Debentures on June 24, 2022 in the aggregate principal amount of $25.0 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Secured DPA), with maturity date of June 24, 2027.
The host debt, classified as a liability, was recognized at the fair value of $25.0 million.
Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being June 30, 2022) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.
For the three and six months ended June 30, 2022, interest expense of less than $0.1 million and less than $0.1 million, respectively (June 30, 2021 - $Nil and $Nil, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of June 30, 2022. The Additional Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.
Certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY), LP, and Senvest Master Fund, LP, held greater than 10% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the New Secured Lenders are considered to be related parties.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 6 – Share Capital
(a) Share Capital
Authorized: Unlimited common shares. The shares have no par value.
The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the three and six months ended June 30, 2022:

•	An aggregate of 6,072,580 common shares were issued to the Secured Lenders and Unsecured Lenders on June 24, 2022 in connection with the closing of the Recapitalization Transaction.

•	There were no common share issuances for the three and six months ended June 30, 2021.
(b) Warrants
The following table summarizes certain information in respect of the Company’s warrants:

	June 30, 2022
	Units	Weighted Average Exercise Price (C$)
Warrants outstanding, beginning	22,640	$3.56
Granted	—	—
Forfeited	(17,955)	2.52
Expired	(4,685)	7.53

Warrants outstanding, ending	—	$—

As of June 30, 2022 and December 31, 2021, warrants classified as derivative liabilities on the unaudited interim condensed consolidated balance sheets were revalued with the following inputs:

	June 30, 2022	December 31, 2021
Risk-free interest rate	—	0.9%
Expected dividend yield	—	0.0%
Expected volatility	—	93.7 - 297.1%
Expected life	—	0.9 years
The Company uses an expected volatility based on its historical trading data.
As per the terms of the Restructuring Support Agreement, all outstanding warrants were forfeited as of the Closing Date of the Recapitalization Transaction, and warrants classified as derivative liabilities were revalued to $Nil as of June 30, 2022 (December 31, 2021 – less than $0.1 million). As a result of the revaluation, the Company recognized a gain of less than $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively (June 30, 2021 – gain of $0.1 million and $0.1 million, respectively), on the unaudited interim condensed consolidated statements of operations.
Full share equivalent warrants outstanding and exercisable are as follows:

	June 30, 2022		December 31, 2021
Year of expiration	Number Outstanding	Weighted Average Exercise Price (C$)	Number Outstanding	Weighted Average Exercise Price (C$)
2022	—	—	20,855	3.47
2023	—	—	1,785	4.57

Warrants outstanding	—	$—	22,640	$3.56

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c) Potentially Dilutive Securities
The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Common share options	—	10,504
Restricted s tock units	320,165	—
Warrants	—	22,640
Secured notes	—	46,458
Debentures	—	10,135
MPX dilutive instruments (1)	408	408

Total	320,573	90,145

(1)
Prior to the acquisition of MPX Bioceutical Corporation (“MPX”) on February 5, 2019 (the “MPX Acquisition”), MPX had instruments outstanding that were potentially dilutive and as a result of the MPX Acquisition, the Company assumed certain of these instruments.

All outstanding warrants and other potentially dilutive securities related to debt were forfeited/cancelled as part of the closing of the Recapitalization Transaction pursuant to the terms of the Restructuring Support Agreement.
(d) Stock Options
The following table summarizes certain information in respect of option activity during the period:

	June 30, 2022			December 31, 2021
	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (C$)	Weighted Average Contractual Life
Options outstanding, beginning	10,504	$4.95	—	11,510	$4.86	—
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancellations	(7,111)	4.70	—	—	—	—
Forfeitures	(3,152)	5.85	—	—	—	—
Expirations	(241)	1.21	—	(1,006)	3.96	—

Options outstanding, ending	—	$—	—	10,504	$4.95	6.24

The related share-based compensation expense for the three and six months ended June 30, 2022 was $0.3 million and $1.8 million, respectively (June 30, 2021 - $1.6 million and $3.3 million, respectively), and is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
Upon the closing of the Recapitalization Transaction, all issued and outstanding stock options were cancelled. As of June 30, 2022, the unrecognized compensation cost related to stock options was $Nil (June 30, 2021 - $5.2 million).
(e) Restricted Stock Units
On December 31, 2021, the Board approved a long-term incentive program, pursuant to which, on July 26, 2022, the Company issued certain employees of the Company and its subsidiaries, restricted stock units (“RSUs”), under the Company’s Amended and Restated Omnibus Incentive Plan dated October 15, 2018. RSUs represent a right to receive a single common share that is both non-transferable
and forfeitable until certain conditions are satisfied. The allocation of RSUs was contingent on the closing of the Recapitalization Transaction and was subject to approval of the Canadian Securities Exchange and the Board.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On December 31, 2021 and June 23, 2022, the Board approved the allocations of RSUs to Board members, directors, officers, and key employees of the Company. The RSUs granted by the Company vest upon the satisfaction of both a service-based condition of three years and a liquidity condition, the latter of which was not satisfied until the closing of the Recapitalization Transaction. As the liquidity condition was not satisfied until the closing of the Recapitalization Transaction, in prior periods, the Company had not recorded any expense related to the grant of RSUs. Share-based compensation expense in relation to the RSUs is recognized using the graded vesting method, in which compensation costs for each vesting tranche is recognized ratably from the service inception date to the vesting date for that tranche. The fair value of the RSUs is determined using the Company’s closing stock price on the grant date.
Certain RSU recipients held stock options which were cancelled upon the closing of the Recapitalization Transaction (the “Original Awards”). The RSUs granted to these employees have been treated as replacement awards (the “Replacement Awards”) and are accounted for as a modification to the Original Awards. As the fair value of the Original Awards was $Nil on the modification dates, the incremental compensation cost recognized is equal to the Replacement Award’s fair value on the modification date, which shall be recognized over the remaining requisite service period. As of June 30, 2022, unrecognized compensation costs related to the Original Awards was $Nil (June 30, 2021 - $5.4 million).
During the three and six months ended June 30, 2022, upon the closing of the Recapitalization Transaction, the Company recognized $21.0 million and $21.0 million of share-based compensation expense associated with the RSUs, respectively, that vested in connection with the Recapitalization Transaction (June 30, 2020—$Nil and $Nil). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
As of June 30, 2022, there was approximately $8.6 million of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average service period of 1.34 years.
The following table summarizes certain information in respect of RSU activity during the period:

	June 30, 2022
	Units	Weighted Average Grant Price (C$)
Unvested balance, beginning	—	$—
Granted	390,802	0.12
Vested	(101,514)	0.12
Forfeited	(70,637)	0.12

Unvested balance, ending	218,651	$0.12

Note 7 – Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss before income taxes	$(368,171)	$(7,372)	$(373,398)	$(19,533)
Income tax expense	5,391	7,884	10,266	15,175

Effective tax rate	(1.5)%	(106.9)%	(2.7)%	(77.7)%

The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21.0% primarily relates to certain non-deductible
items, state and local income taxes and the valuation allowance for deferred tax assets of non-cultivator
entities.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change
net operating loss carryforwards (“NOLs”) to offset future taxable income. Similarly, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital
losses from preceding taxation years. Our existing NOLs may be subject to limitations arising from the Company’s ownership changes. The Company is currently in the process of reviewing any potential limitation on the use of its net operating losses or non-capital
losses as a result of the Recapitalization Transaction which closed on June 24, 2022.
The Internal Revenue Service filed Notices of Federal Tax Lien against GHHIA Management Inc. (“GHHIA”) and Mayflower Medicinals Inc. (“Mayflower”) on February 23, 2022 and April 21, 2022, respectively. The liens are for corporate income tax, penalty and interest owed by GHHIA for its tax year ended December 31, 2020 and Mayflower for its tax years ended December 31, 2019 and December 31, 2020. The Company is actively working to resolve these matters with the Internal Revenue Service.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 8 – Segment Information
The below table presents revenues by segment for the three and six months ended June 30, 2022 and 2021:
Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Eastern Region	$25,760	$34,724	$50,545	$67,780
Western Region	17,429	19,103	35,145	37,406
Other (1)	292	401	581	847

Total	$43,481	$54,228	$86,271	$106,033

Gross profit (loss)
Eastern Region	$14,269	$24,402	$30,337	$45,565
Western Region	5,212	7,004	11,623	15,583
Other	187	(95)	200	(116)

Total	$19,668	$31,311	$42,160	$61,032

Depreciation and amortization
Eastern Region	$3,678	$6,457	$8,936	$12,333
Western Region	2,998	605	6,010	1,362
Other	134	202	270	401

Total	$6,810	$7,264	$15,216	$14,096

Asset impairments and write-downs
Eastern Region	$7	$—	$76	$259
Western Region	—	—	—	—
Other	147	1,623	135	1,623

Total	$154	$1,623	$211	$1,882

Net income (loss)
Eastern Region	$(2,641)	$2,746	$4,686	$3,482
Western Region	(2,022)	668	(2,934)	3,167
Other	(368,899)	(18,670)	(385,416)	(41,357)

Total	$(373,562)	$(15,256)	$(383,664)	$(34,708)

Purchase of property, plant and equipment
Eastern Region	$2,818	$4,992	$4,038	$9,523
Western Region	340	64	691	68
Other	—	16	2	20

Total	$3,158	$5,072	$4,731	$9,611

Purchase of intangibles
Eastern Region	$—	$31	$—	$31
Western Region	—	—	—	—
Other	9	—	70	—

Total	$9	$31	$70	$31

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	June 30,	December 31,
	2022	2021 (Revised)
Assets
Eastern Region	$234,807	$222,350
Western Region	95,157	106,485
Other	34,331	16,154

Total	$364,295	$344,989

Major Customers
Major customers are defined as customers that each individually accounted for greater than 10.0% of the Company’s annual revenues. For the three and six months ended June 30, 2022 and 2021, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.
Geographic Information
As of June 30, 2022 and 2021, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.
Disaggregated Revenues
The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the three and six months ended June 30, 2022 and 2021, the Company disaggregated its revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
iAnthus branded products	$23,178	$32,298	$45,336	$63,480
Third party branded products	18,280	16,394	35,427	31,601
Wholesale/bulk/other products	2,023	5,536	5,508	10,952

Total	$43,481	$54,228	$86,271	$106,033

Note 9 – Financial Instruments
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
at their fair values periodically:

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial Assets
Long term investments - other 1	$312	$—	$—	$312	$568	$—	$—	$568

Financial Liabilities
Derivative liabilities	$—	$—	$—	$—	$—	$—	$16	$16

(1)	Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.
There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.
The Company’s other investment as of June 30, 2022 is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data and inputs available.
All Level 1 investments are comprised of equity investments which are re-measured
at fair value using quoted market prices.
The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2021	$568
Revaluations on Level 1 instruments	(256)

Balance as of June 30, 2022	$312

The derivative liabilities related to the convertible debt instruments and freestanding warrants are recorded at fair value estimated using the Black-Scholes option pricing model and is therefore considered to be a Level 3 measurement. On June 24, 2022 all warrants were forfeited upon the consummation of the Recapitalization Transaction.
The following table summarizes the changes in Level 3 financial assets and liabilities:

Derivative Liabilities
Balance as of December 31, 2021	$16
Revaluations on Level 3 instruments	(16)

Balance as of June 30, 2022	$—

The Company’s financial and
non-financial
assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.
The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$14,896	$14,888	$57,171	$64,596
June Secured Debentures	109,760	105,938	134,902	176,487
Secured Notes	13,135	12,971	—	—
Other	1,276	1,135	1,307	1,021

Total	$139,067	$134,932	$193,380	$242,104

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
The following table summarizes the Company’s contractual obligations and commitments as of June 30, 2022:

For the twelve months ended June 30,	2023	2024	2025	2026	2027
Operating leases	$7,852	$7,932	$8,107	$8,137	$7,672
Service contracts	2,108	2	—	—	—
Long-term debt	14,425	134	134	134	216,432

Total	$24,385	$8,068	$8,241	$8,271	$224,104

*
The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

Note 11 – Contingencies and Guarantees
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
The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•
There
wa
s a claim
by
a former consultant against the Company, with respect to alleged consulting fees owed by MPX to the consultant, claiming the right to receive approximately $0.5 million and punitive damages. During the year ended December 31, 2021, the former consultant updated the claim to set forth the total damages claimed, which are $5.4 million, and provided supplemental disclosures which specify total damages sought, which are $167.0 million. On December 13, 2021, the Company and former consultant reached a full and final settlement of $1.5 million. As of June 30, 2022, $1.0 million was paid and the remaining balance of $0.5 million is presented as part of the accrued and other current liabilities line on the unaudited interim condensed consolidated balance sheets;

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
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which motion remains pending before the court.
On April 19, 2020,
Hi-Med
LLC
(“Hi-Med”),
an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the
“Hi-Med
Complaint”).
Hi-Med
is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b),
10b-5
and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020,
Hi-Med
and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020,
Hi-Med
filed an amended complaint (the
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
On July 13, 2020, the Company announced the Recapitalization Transaction. On September 14, 2020, at the meetings of Secured Lenders, Unsecured Lenders and the holders of the Company’s common shares, options and warrants (collectively, the “Securityholders”), the Securityholders voted in support of the Recapitalization Transaction. On October 5, 2020, the Company received final approval from the Court for the Plan of Arrangement. Completion of the Recapitalization Transaction was subject to the Company obtaining the Requisite Approvals. As such, no amounts were accrued with respect to the Recapitalization Transaction. On January 29, 2021, a notice of appeal with respect to the final approval for the Plan of Arrangement received by the Company, and on November 5, 2020 was dismissed by the British Columbia Court of Appeal. On June 15, 2021, the Company, Secured Lenders and Consenting Unsecured Lenders agreed to amend the Outside Date with respect to the Recapitalization Transaction from June 30, 2021 to August 31, 2021. On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date for the closing of the Recapitalization Transaction be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On October 12, 2021, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal. The Company intends to discontinue such appeal with prejudice now that the Recapitalization Transaction has closed.
On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer in the OSCJ in Toronto, Ontario. On September 27, 2021, the OSCJ granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

During the year ended December 31, 2020, the Company filed a statement of claim against Oasis Investments II Master Fund Ltd. (“Oasis”), an Unsecured Lender, in the OSCJ. In response to the Company’s statement of claim, Oasis filed a statement of defense and counterclaim against the Company on March 13, 2020, alleging that the Company breached certain debt covenants and an order directing the Company to immediately repay Oasis its $25.0 million investment plus applicable interest, expenses and fees, among other damages.
On July 15, 2020, in connection with the Recapitalization Transaction, the Company agreed to discontinue with prejudice its claim against Oasis, which was filed on February 27, 2020. In connection with the closing of the Recapitalization Transaction, Oasis discontinued its counterclaim with prejudice.
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
On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the
Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements.
In addition,
on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018.
On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration.
Note 12 – Related Party Transactions

	June 30, 2022	December 31, 2021
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	12,062	—
Long-term debt, net of issuance costs (1)	106,360	—
Accrued and other current liabilities	11,626
Other long-term assets	—	4,552

Total	$130,048	$4,552

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 10.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 5 for further discussion.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

As part of the MPX Acquisition, the Company acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrued interest at the rate of 16.0%, compounded annually. Interest was due upon maturity of the loan on December 31, 2021. During the year ended December 31, 2021, the Company exercised its right to convert the principal balance of the loan and accrued interest into a 99.0% equity interest in MPX NJ and exercised its option to acquire the remaining 1.0% of MPX NJ, upon receipt of approval from the New Jersey Cannabis Regulatory Commission (the “CRC”). On January 7, 2022, the CRC approved the Company’s acquisition of 100% of the equity interests in MPX NJ. The Company recorded acquisition costs of $0.1 million and $0.3 million within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations for the three and six months ended June 30, 2022, respectively (June 30, 2021 - $Nil and $Nil, respectively). As of June 30, 2022, the balance of such facility was $Nil (December 31, 2021 – $4.6 million), which included accrued interest of $Nil (December 31, 2021 - $0.9 million). The related party balances are presented in other long-term assets on the unaudited interim condensed consolidated balance sheets.
On June 30, 2017, the Company entered into a loan facility with a former director and officer of the Company, Hadley Ford (“Ford”). The total loan facility was up to C$0.5 million (equivalent to $0.4 million) and accrued interest at the rate of 2.5%. Interest was due upon maturity of the loan on June 30, 2021. As part of Ford’s termination agreement, the total loan facility was offset by compensation owed to Ford of $0.5 million during the first quarter of 2021. As of June 30, 2022, the outstanding balance of the facility including accrued interest was $Nil (December 31, 2021 – $Nil).
Effective as of May 6, 2022 (the “Resignation Date”), Randy Maslow, the Company’s Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and its committees. In connection with the resignation, Mr. Maslow and the Company executed a separation agreement (the “Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his
e
mployment
a
greement. Specifically, Mr. Maslow will receive total cash compensation in the amount of approximately $12.2 million (the “Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $300,000). The remainder of the Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the Resignation Date, which was
accelerated upon the closing of the Recapitalization Transaction. As of June 30, 2022, the total remaining balance owed to Mr. Maslow was $5.3 million, which is presented in accrued and other liabilities on the unaudited interim condensed consolidated balance sheets. The total outstanding balance of the Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022.
Under the terms of the Separation Agreement, the Company will continue to pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the Resignation Date. Mr. Maslow’s compensation and benefits under the Separation Agreement included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the Separation Agreement,
Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow will continue to serve in a consulting role for a period of six months following the Resignation Date (provided that such period may be extended by additional six months by the Company) at a base compensation of $25,000 per month. During the three and six month ended June 30, 2022, the Company paid less than $0.1 million and $0.1 million, respectively, to Mr. Maslow in relation to consulting services provided (June 30, 2021 - $Nil and $Nil, respectively).
Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, and Senvest Master Fund, LP, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 10% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company shall have until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees shall accrue simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of June 30, 2022, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $6.3 million (December 31, 2021 – $Nil). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.
Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information
(a) Cash payments made on account of:

	Six Months Ended June 30,
	2022	2021
Income taxes	$1,069	$1,560
Interest	45	47
(b) Changes in other
non-cash
operating assets and liabilities are comprised of the following:

	Six Months Ended June 30,
	2022	2021
Decrease (increase) in:
Accounts receivables	$604	$(291)
Prepaid expenses	(800)	(267)
Inventories	(446)	(2,205)
Other current assets	286	(1,102)
Other long-term assets	(35)	506
Operating leases	(674)	(704)
(Decrease) increase in:
Accounts payable	(881)	(1,232)
Accrued and other current liabilities	20,173	12,704

	$18,227	$7,409

(c)
Depreciation and amortization are comprised of the following:

	Six Months Ended June 30,
	2022	2021
Property, plant and equipment	$7,091	$6,386
Operating lease right-of-use assets	1,208	1,037
Intangible assets	8,125	7,710

	$16,424	$15,133

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(d)
Write-downs and other charges are comprised of the following:

	Six Months Ended June 30,
	2022	2021
Write-downs :
Account receivable recoveries	$(17)	$(72)
Operating lease right-of-use assets	—	258
Property, plant and equipment	228	—

	$211	$186

(e) Significant
non-cash
investing and financing activities are as follows:

	Six Months Ended June 30,
	2022	2021
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	1,719	554
Non-cash consideration for asset acquisition	19,193	—
Non-cash issuance of shares from consummation of the Recapitalization Transaction	455,443	—
Non-cash debt extinguishment from the consummation of the Recapitalization Transaction	(238,269)	—
Non-cash issuance of June Secured Debentures and June Unsecured Debentures from the consummation of the Recapitalization Transaction	99,402	—
Cash and Restricted Cash
For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.
Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of June 30, 2022, the Company held $1.3 million as restricted cash (December 31, 2021—$3.3 million), which is mainly related to funds held in escrow from the Senior Secured Bridge Notes. The net proceeds from the Senior Secured Bridge Notes were placed in escrow, and the availability of the funds is subject to drawdown requests that must be approved Gotham Green Admin 2, LLC, the collateral agent of the Senior Secured Bridge Notes.
The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	June 30, 2022	December 31, 2021
Cash	$29,803	$13,244
Restricted cash	1,337	3,334

Total cash and restricted cash presented in the statements of cash flows	$31,140	$16,578

Note 14 – Subsequent Events
In January 2018, CGX entered into separate option agreements, as amended, with (i) all of the shareholders (the “Budding Rose Sellers”) of Budding Rose, Inc. (“Budding Rose”); (ii) all of the shareholders (the “Rosebud Sellers”) of Rosebud Organics, Inc. (“Rosebud”) and (iii) Elizabeth Stavola (the “GMMD Seller” and together with the Budding Rose Sellers and Rosebud Sellers, the “Sellers”), a former officer and director of the Company and the sole member of GreenMart of Maryland, LLC (“GMMD”), pursuant to which, CGX was granted and exercised its options to acquire
 100%
ownership of Budding Rose, Rosebud and GMMD on September 16, 2021, April 1, 2021 and November 5, 2021, respectively, all subject to regulatory approval by the Maryland Medical Cannabis Commission (the “MMCC”). On July 28, 2022, the MMCC approved CGX’s request to acquire
 100%
ownership of Budding Rose, Rosebud and GMMD. On August 9, 2022, CGX closed on its acquisition of GMMD. CGX is working with the Rosebud Sellers and Budding Rose Sellers to close those acquisitions.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Legal Proceedings
Please refer to Note 11 for further discussion.

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
Through our subsidiaries, we currently own and/or operate 34 dispensaries and 10 cultivation and/or processing facilities in nine U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional 10 dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of dispensary licenses in Florida, and up to 21 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states, all subject to the necessary regulatory approvals.
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
Financial Restructuring
The significant disruption of global financial markets, and specifically, the decline in the overall public equity cannabis markets due to the
COVID-19
pandemic negatively impacted our ability to secure additional capital, which caused liquidity constraints. In early 2020, due to the liquidity constraints, we attempted to negotiate temporary relief of our interest obligations with the lenders (the “Secured Lenders”) of our 13.0% senior secured debentures (the “Secured Notes”) issued by our wholly-owned subsidiary, iAnthus Capital Management, LLC (“ICM”). However, we were unable to reach an agreement and did not make interest payments when due and payable to the Secured Lenders or payments that were due to the lenders (the “Unsecured Lenders” and together with the Secured Lenders, the “Lenders”) of our 8.0% convertible unsecured debentures (the “Unsecured Debentures”). As a result, we defaulted on our obligations pursuant to the Secured Notes and Unsecured Debentures.
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
On July 10, 2020, we entered into a restructuring support agreement (as amended on June 15, 2021, the “Restructuring Support Agreement”) with the Secured Lenders and certain of our Unsecured Lenders (the “Consenting Unsecured Lenders”) to effectuate a recapitalization transaction (the “Recapitalization Transaction”), which we consummated on June 24, 2022 (the “Closing Date”). The Recapitalization Transaction closed pursuant to the terms of the amended and restated plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) approved by the Supreme Court of British Columbia (the “Court”). Pursuant to the terms of the Restructuring Support Agreement, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that existed or may have existed in the future arising under any of the purchase agreements with respect to the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect to the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”). As of the Closing Date, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders irrevocably waived all Defaults.

In connection with the closing of the Recapitalization Transaction, we issued an aggregate of 6,072,579,705 common shares to the Secured Lenders and the Unsecured Lenders. Specifically, we issued 3,036,289,852 common shares (the “Secured Lender Shares”), or 48.625% of our outstanding common shares, to the Secured Lenders and 3,036,289,853 common shares (the “Unsecured Lender Shares” and together with Secured Lender Shares, the “Shares”), or 48.625% of our outstanding common shares, to the Unsecured Lenders. As of the Closing Date, we had 6,244,297,897 common shares issued and outstanding. As of the Closing Date, the holders of our common shares collectively held 171,718,192 common shares, or 2.75% of our outstanding common shares.
As of the Closing Date, the outstanding principal amount of the Secured Notes (including the interim financing secured notes in the aggregate principal amount of approximately $14.7 million originally due on July 13, 2025) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) the June Secured Debentures (as defined below) in the aggregate principal amount of $99.7 million and (C) the June Unsecured Debentures (as defined below) in the aggregate principal amount of $5.0 million. In addition, as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) the June Unsecured Debentures in the aggregate principal amount of $15.0 million. Furthermore, all existing options and warrants to purchase our common shares, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the Plan of Arrangement), were cancelled and extinguished for no consideration.
Secured Debenture Purchase Agreement
In connection with the closing of the Recapitalization Transaction, we entered into a Third Amended and Restated Secured Debenture Purchase Agreement (the “Secured DPA”), dated as of June 24, 2022, with ICM, the other Credit Parties (as defined in the Secured DPA), the Collateral Agent, and the lenders party thereto (the “New Secured Lenders”) pursuant to which ICM issued the New Secured Lenders 8.0% secured debentures (the “June Secured Debentures”) in the aggregate principal amount of $99.7 million pursuant to the Plan of Arrangement.
The June Secured Debentures accrue interest at a rate of 8.0% per annum (increasing to 11.0% upon the occurrence of an Event of Default (as defined in the Secured DPA)), are due on June 24, 2027, and may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the New Secured Lenders without premium or penalty. Upon receipt of a Change of Control Notice (as defined in the Secured DPA), each New Secured Lender may provide notice to ICM to either (i) purchase the June Secured Debenture at a price equal to 103.0% of the then outstanding principal amount together with interest accrued thereon (the “Offer Price”) or (ii) if the Change of Control Transaction (as defined in Secured DPA) results in a new issuer, or if the New Secured Lender desires that the June Secured Debenture remain unpaid and continue in effect after the closing of the Change of Control Transaction, convert or exchange the June Secured Debenture into a replacement debenture of the new issuer or ICM, as applicable, in the aggregate principal amount of the Offer Price on substantially equivalent terms to those terms contained in the June Secured Debenture. Notwithstanding the foregoing, if 90.0% or more of the principal amount of all June Secured Debentures outstanding have been tendered for redemption on the date of the Change of Control Notice, ICM may, at its sole discretion, redeem all of the outstanding June Secured Debentures at the Offer Price. As security for the Obligations (as defined in the Secured DPA), ICM and the Company granted to the Collateral Agent, for the benefit of the New Secured Lenders, a security interest over all of their present and after acquired personal property.
Pursuant to the Secured DPA, so long as Gotham Green Partners, LLC or any of its Affiliates (as defined in the Secured DPA) hold at least 50.0% of the outstanding principal amount of June Secured Debentures, the Collateral Agent will have the right to appoint two non-voting
observers to our Board of Directors (the “Board of Directors” or “Board”), each of which shall receive up to a maximum amount of $25,000 in any
12-month
period for reasonable
out-of-pocket
expenses. In addition, pursuant to the Secured DPA, the New Secured Lenders purchased an additional $25.0 million of Secured Debentures (the “Additional Secured Debentures”).
Unsecured Debenture Purchase Agreement
In connection with the closing of the Recapitalization Transaction, we, as guarantor of the Guaranteed Obligations (as defined in the Unsecured DPA (as defined herein)), entered into an Unsecured Debenture Purchase Agreement (the “Unsecured DPA”) dated as of June 24, 2022 with ICM, the Secured Lenders and the Consenting Unsecured Lenders pursuant to which ICM issued 8.0% unsecured debentures (the “June Unsecured Debentures”) in the aggregate principal amount of $20.0 million pursuant to the Plan of Arrangement, including $5.0 million to the Secured Lenders and $15.0 million to the Unsecured Lenders.
The June Unsecured Debentures accrue interest at a rate of 8.0% per annum (increasing to 11.0% upon the occurrence of an Event of Default (as defined in the Unsecured DPA)), are due on June 24, 2027, and may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the Unsecured Lender without premium or penalty. Upon receipt of a Change of Control Notice (as defined in the Unsecured DPA), each Unsecured Lender may provide notice to ICM to either (i) purchase the June Unsecured Debenture at a price equal to 103.0% of the then outstanding principal amount together with interest accrued thereon (the “Unsecured Offer Price”) or (ii) if the Change of Control Transaction (as defined in Unsecured DPA) results in a new issuer, or if the Unsecured Lender desires that the June Unsecured Debenture remain unpaid and continue in effect after the closing of the Change of Control Transaction, convert or exchange the June Unsecured Debenture into a replacement debenture of the new issuer or ICM, as applicable, in the aggregate principal amount of the Unsecured Offer Price on substantially equivalent terms to those terms contained in the June Unsecured Debenture. Notwithstanding the foregoing, if 90.0% or more of the principal amount of all June Unsecured Debentures outstanding have been tendered for redemption on the date of the Change of Control Notice, ICM may, at its sole discretion, redeem all of the outstanding June Unsecured Debentures at the Unsecured Offer Price. Pursuant to the Unsecured DPA, the Obligations (as defined in the Unsecured DPA) are subordinated in right of payment to the Senior Indebtedness (as defined in the Unsecured DPA).

Pursuant to the Recapitalization Transaction, the Secured Lenders, the Unsecured Lenders and the existing holders of our common shares at the closing of the Recapitalization Transaction (the “Existing Shareholders”) were allocated and issued the June Secured Debentures, the June Unsecured Debentures and percentage of our pro forma common shares, as presented in the following table:

(in ’000s of U.S. dollars)	June Secured Debentures 1	Interim Financing 2	June Unsecured Debentures 3	Pro Forma Common Equity 4
Secured Lenders	$85,000	$14,737	$5,000	48.625%
Unsecured Lenders	—	—	15,000	48.625%
Existing Shareholders	—	—	—	2.75%

Total	$85,000	$14,737	$20,000	100%

(1)
The Secured Notes and Interim Financing (as defined below) were extinguished as of the Closing Date and, in exchange, ICM issued the June Secured Debentures, which may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the New Secured Lenders without premium or penalty.

(2)	Certain of the Secured Lenders provided $14.7 million of interim financing (the “Interim Financing”) to ICM pursuant to the Restructuring Support Agreement.
(3)
The Unsecured Debentures were extinguished as of the Closing Date, and in exchange, ICM issued the June Unsecured Debentures, which may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the Unsecured Lenders without premium or penalty. The June Unsecured Debentures are subordinate to the June Secured Debentures, but are senior to the Company’s common shares.

(4)
On December 31, 2021, our Board of Directors approved the terms of a Long-Term Incentive Program (“LTIP”) recommended by our compensation committee and, pursuant to which, on July 26, 2022 we issued to certain of our employees (including executive officers) an aggregate of 320,165,409 restricted stock units (“RSUs”), under our Amended and Restated Omnibus Incentive Plan dated October 15, 2018 in order to attract and retain such employees. All of our existing warrants and options were cancelled, and our common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

Consummation of the Recapitalization Transaction through the Plan of Arrangement was subject to certain conditions, including: approval of the Secured Lenders, Unsecured Lenders and existing holders of our common shares, warrants and options, which was obtained; approval of the Plan of Arrangement by the Court, which was obtained; and the receipt of all approvals by state-level regulators and the Canadian Securities Exchange (collectively, the “Requisite Approvals”). All Requite Approvals required to consummate the Recapitalization Transaction were satisfied, conditioned, or waived by the Company, Secured Lenders and Consenting Unsecured Lenders, for purposes of closing the Recapitalization Transaction on June 24, 2022. We are working to finalize any outstanding Requisite Approvals, including state regulatory approval in New Jersey and New York.

Registration Rights Agreement
In connection with the consummation of the Recapitalization Transaction, we entered into a registration rights agreement (the “RRA”), dated June 24, 2022, with ICM and certain holders of Registrable Securities (as defined in the RRA) (the “Holders”) pursuant to which we shall, upon receipt of written notice (the “Shelf Request”) from Holders of at least 15.0% of our outstanding common shares (the “Substantial Holders”), prepare and file (i) with the applicable Canadian Securities Regulators (as defined in the RRA), a Shelf Prospectus (as defined in the RRA) to facilitate a secondary offering of all of the Registrable Securities or (ii) with the Securities and Exchange Commission (the “SEC”), a registration statement on Form
S-3
(the
“S-3
Registration Statement”) covering the resale of all Registrable Securities. In addition, pursuant to the RRA and subject to certain exceptions, the Substantial Holders may request (the “Demand Registration Request”) that we file a Prospectus (as defined in the RRA) (other than a Shelf Prospectus) or a registration statement on any form that we are then eligible to use (the “Registration Statement”) to facilitate a Distribution (as defined in the RRA) in Canada or the United States of all or any portion of the Registrable Securities (the “Demand Registration”) held by the Holders requesting the Demand Registration. Moreover, pursuant to the RRA and subject to certain exceptions, if, at any time, we propose to make a Distribution for our own account, we shall notify the Holders of such Distribution (the “Piggyback Registration”) and shall use reasonable commercial efforts to include in the Piggyback Registration such Registrable Securities requested by the Holders be included in such Piggyback Registration.
Investor Rights Agreement
Furthermore, in connection with the closing of the Recapitalization Transaction, we entered into an Investor Rights Agreement (“IRA”), dated June 24, 2022, with ICM and certain investors (the “Investors”). Pursuant to the IRA, among other things, the Investors are entitled to designate nominees for election or appointment to our Board as follows:

•	one investor (the “First Investor”) shall be entitled to designate director nominees as follows:

i.
For so long as the First Investor’s Debt Exchange Common Share Percentage (as defined in the IRA) is at least 30.0%, the First Investor shall be entitled to designate up to three individuals as director nominees;

ii.
For so long as the First Investor’s Debt Exchange Common Share Percentage is less than 30.0% but is at least 15.0%, the First Investor shall be entitled to designate up to two individuals as director nominees; and

iii.
For so long as the First Investor’s Debt Exchange Common Share Percentage is less than 15.0% but is at least 5.0%, the First Investor shall be entitled to designate up to one individual as a director nominee.

The initial nominees of the First Investor are Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert.

•
a second Investor (the “Second Investor”) shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5.0%.

•	a third Investor (the “Third Investor”) shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5.0%.

•
a fourth Investor (the “Fourth Investor”) shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5.0%.

The Second Investor, Third Investor and Fourth Investor nominated Alexander Shoghi, Zachary Arrick and Marco D’Attanasio, respectively, as members of the Board.
Recent Developments
In January 2018, we, through our wholly - owned subsidiary, CGX Life Sciences, Inc. (“CGX”), entered into separate option agreements, as amended, with (i) all of the shareholders (the “Budding Rose Sellers”) of Budding Rose, Inc. (“Budding Rose”); (ii) all of the shareholders (the “Rosebud Sellers”) of Rosebud Organics, Inc. (“Rosebud”) and (iii) Elizabeth Stavola (the “GMMD Seller” and together with the Budding Rose Sellers and Rosebud Sellers, the “Sellers”), our former officer and director and the sole member of GreenMart of Maryland, LLC (“GMMD”), pursuant to which, CGX was granted and exercised its options to acquire 100% ownership of Budding Rose, Rosebud and GMMD on September 16, 2021, April 1, 2021 and November 5, 2021, respectively, all subject to regulatory approval by the Maryland Medical Cannabis Commission (the “MMCC”). On July 28, 2022, the MMCC approved CGX’s request to acquire 100% ownership of Budding Rose, Rosebud and GMMD. On August 9, 2022, CGX closed on its acquisition of GMMD. CGX is working with the Rosebud Sellers and Budding Rose Sellers to close those acquisitions.

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Revenues and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2022	2021	2022	2021
Revenues
Eastern Region	$25,760	$34,725	$50,545	$67,780
Western Region	17,429	19,103	35,145	37,406
Other	292	400	581	847

Total revenues	$43,481	$54,228	$86,271	$106,033

Cost of sales applicable to revenues
Eastern Region	$(11,491)	$(10,322)	$(20,208)	$(22,216)
Western Region	(12,217)	(12,099)	(23,522)	(21,823)
Other	(105)	(496)	(381)	(963)

Total cost of sales applicable to revenues	$(23,813)	$(22,917)	$(44,111)	$(45,001)

Gross profit
Eastern Region	$14,269	$24,403	$30,337	$45,565
Western Region	5,212	7,004	11,623	15,583
Other	187	(96)	200	(116)

Total gross profit	$19,668	$31,311	$42,160	$61,032

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey and Vermont. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2022	2021	2022	2021
Total operating expenses	$65,094	$30,378	$96,963	$61,697
Total other expenses	322,745	8,305	318,595	18,868
Income tax expense	5,391	7,884	10,266	15,175
Selling, General and Administrative Expenses Details

	Three Months Ended June 30,		Six Months Ended June 30,
(in ‘000s of U.S. dollars)	2022	2021	2022	2021
Salaries and employee benefits	$8,950	$9,344	$19,240	$19,350
Severance	11,889	—	11,889	—
Share-based compensation	21,372	1,661	22,836	3,295
Legal and other professional fees	1,747	3,597	5,370	8,836
Deferred Professional Fees related to the Recapitalization Transaction	7,091	—	7,091	—
Facility, insurance and technology costs	3,805	3,873	7,965	7,973
Marketing expenses	1,213	1,019	2,508	2,171
Travel and pursuit costs	208	113	470	264
Amortization on right-of-use assets	585	495	1,208	1,037
Other general corporate expenditures	1,270	1,389	2,959	2,793

Total	$58,130	$21,491	$81,536	$45,719

Total operating expenses
Total operating expenses other than those included in costs and expenses applicable to revenues consist of selling, general, and administrative expenses which are necessary to conduct our ordinary business operations. In addition, total operating expenses consist of marketing, technology, and other growth initiatives related expenses such as opening new dispensaries and building-out
our facilities, as well as depreciation and amortization charges taken on our fixed and intangible assets, and any write-downs or impairment on our assets. We have taken the necessary measures to control our discretionary spending and employ capital as efficiently as possible. After normalizing for one-time
items, we expect total operating expenses to remain consistent over the remainder of 2022 as we continue to employ a disciplined capital allocation approach and continue to closely monitor operating expenditures and discretionary spending.
Total other income and expenses
Total other income and expenses include income and expenses that are not included in the ordinary day-to-day
activities of our business. This includes the impact of any debt extinguishments, interest and accretion expenses on our financing arrangements, fair value gains or losses on our financial instruments, and income earned from arrangements that are not from our ordinary revenue streams of retail, wholesale, or delivery of cannabis products.
Income tax expense
As a company operating in the federally illegal cannabis industry, we are subject to the limitations of Internal Revenue Code Section 280E (“Section 280E”) under which taxpayers are only allowed to deduct expenses directly related to sales of product and no other ordinary business expenses. Our effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, the provision for income taxes at different rates in foreign and domestic jurisdictions, including changes in enacted statutory tax rate increases or reductions in the year, changes in our valuation allowance based on our recoverability assessments of deferred tax assets and favorable or unfavorable resolution of various tax examinations.

Results of Operations for the Three Months Ended June 30, 2022 and 2021
Eastern region
For the three months ended June 30, 2022, our sales revenues in the eastern region were $25.8 million as compared to $34.7 million for the three months ended June 30, 2021, which represents a decrease of 25.8%. The main drivers for the decrease in revenues are lower retail revenues in Florida and both lower retail and wholesale revenues in Maryland and Massachusetts from increased competition and price compression in these markets. This was offset by an increase in retail revenues in New York attributable to the sale of whole flower which was approved for sale in the state of New York in October 2021 and from our first quarter of revenues from our new dispensary in New Jersey, which opened on May 5, 2022.
For the three months ended June 30, 2022, gross profit was $14.3 million, or 55.4% of sales revenues, as compared to a gross profit of $24.4 million, or 70.3% of sales revenues, for the three months ended June 30, 2021. Gross margins decreased due to lower selling prices in retail dispensaries in Florida, Maryland and Massachusetts as well as lower wholesale prices in Maryland and Massachusetts while production costs and sales discounts continued to increase as a result of nationwide inflation and increased competition in these markets.
During the three months ended June 30, 2022, approximately 10,980 pounds of plant material was harvested in the eastern region as compared to approximately 11,700 pounds harvested during the three months ended June 30, 2021. The decrease in harvested of plant material was due to lower yields in Florida due to poor weather conditions and the introduction of new strains, partially offset by an increase in harvests in Massachusetts and New Jersey from the ramp up of our Fall River and Pleasantville facilities during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
Western region
For the three months ended June 30, 2022, our sales revenues in the western region were $17.4 million as compared to $19.1 million for the three months ended June 30, 2021, which represents a decrease of 8.8%. The decrease in revenues in the western region is attributable to lower wholesale revenues in Nevada and a slight decrease in retail revenues in Arizona during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
For the three months ended June 30, 2022, gross profit was $5.2 million, or 29.9% of sales revenues, as compared to a gross profit of $7.0 million, or 36.7% of sales revenues, for the three months ended June 30, 2021. Gross margins decreased due to higher sales discounts offered in Arizona and higher cultivation costs incurred in Nevada during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
During the three months ended June 30, 2022, approximately 2,060 pounds of plant material was harvested in the western region as compared to approximately 1,400 pounds harvested during the three months ended June 30, 2021. The increase in harvested plant material is attributable to higher cultivation yields in Nevada and Arizona during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
Other revenues
For the three months ended June 30, 2022, other revenues were $0.3 million as compared to $0.4 million for the three months ended June 30, 2021. This decrease is due to lower sales from our CBD business.
Total operating expenses
For the three months ended June 30, 2022, our total operating expenses were $65.1 million as compared to $30.4 million for the three months ended June 30, 2021, which represents an increase of 114.3%.
The increase in total operating expenses between the three months ended June 30, 2022 and 2021 is primarily attributable to an increase in our selling, general, and administrative expenses which include a one-time
$12.0 million severance payment to our former Interim Chief Executive Officer, Randy Maslow, and a $19.7 million increase in share-based compensation from the grant of restricted stock units to employees and the concurrent cancellation of existing stock options. Deferred professional fees increased by $7.1 million from the closing of the Recapitalization Transaction during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in operating expenses was offset by a decrease in our impairment loss of $1.7 million year over year as there were no impairment charges during the three months ended June 30, 2022 as compared to the $1.7 million impairment loss during three months ended June 30, 2021.
For the three months ended June 30, 2022, excise taxes were $0.3 million as compared to $0.5 million for the three months ended June 30, 2021. Excise taxes are included as part of the selling, general, and administrative expenses on the unaudited interim condensed consolidated statements of operations.
Total other income and expenses
For the three months ended June 30, 2022, our total other expenses were $322.7 million as compared to $8.3 million for the three months ended June 30, 2021, which represents an increase of 3,786.3%.
The increase in total other expenses between the three months ended June 30, 2022 and 2021 is primarily attributable to a one-time
$316.6 million loss on debt extinguishment related to the closing of the Recapitalization Transaction on June 24, 2022. During the three months ended June 30, 2022, accretion expense decreased by $1.9 million as the $40.0 million secured notes we issued on May 14, 2018 (the “Tranche One Secured Notes”), the $20.0 million of secured notes we issued on September 30, 2019 (the “Tranche Two Secured Notes”) and the $36.2 million of secured notes we issued on December 20, 2019 (the “Tranche Three Secured Notes”) were fully accreted as of May 2021 resulting in no accretion expense on these instruments during the three months ended June 30, 2022, as compared to six weeks of accretion expense during the three months ended June 30, 2021. Other income increased by $0.7 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, as we our now earning rental income from our sublease arrangements.

Income tax expense
For the three months ended June 30, 2022, our income tax expense was $5.4 million as compared to $7.9 million for the three months ended June 30, 2021, which represents a decrease of 31.6%. The decrease in income tax expense is a result of our lower taxable income during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
Results of Operations for the Six Months Ended June 30, 2022 and 2021
Eastern region
For the six months ended June 30, 2022, our sales revenues in the eastern region were $50.5 million as compared to $67.8 million for the six months ended June 30, 2021, which represents a decrease of 25.4%. The main drivers for the decrease in revenues are lower retail revenues in Florida and both lower retail and wholesale revenues in Maryland, Massachusetts and Vermont from increased competition and price compression in these markets. This was offset by an increase in retail revenues in New York attributable to the sale of whole flower which was recently approved for sale in the state of New York in October 2021 and from our first quarter of revenues earned from our new dispensary in New Jersey, which opened on May 5, 2022.
For the six months ended June 30, 2022, gross profit was $30.3 million, or 60.0% of sales revenues, as compared to a gross profit of $45.6 million, or 67.2% of sales revenues, for the six months ended June 30, 2021. Gross profit decreased due to lower selling prices in retail dispensaries in Florida, Maryland and Massachusetts as well as lower wholesale prices in Maryland and Massachusetts while production costs and sales discounts continued to increase as a result of nationwide inflation and increased competition in these markets.
During the six months ended June 30, 2022, approximately 19,820 pounds of plant material was harvested in the eastern region as compared to approximately 23,500 pounds harvested during the six months ended June 30, 2021. The decrease in harvested plant material was due to lower yields in Florida due to poor weather conditions and the introduction of new strains, partially offset by an increase in harvests in Massachusetts and New Jersey from the ramp up of our Fall River and Pleasantville facilities during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Western region
For the six months ended June 30, 2022, our sales revenues in the western region were $35.1 million as compared to $37.4 million for the six months ended June 30, 2021, which represents a decrease of 6.0%. The decrease in revenue in the western region is attributable to lower wholesale revenues in Nevada and a slight decrease in retail revenues in Arizona during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.
For the six months ended June 30, 2022, gross profit was $11.6 million, or 33.1% of sales revenues, as compared to a gross profit of $15.6 million, or 41.7% of sales revenues, for the six months ended June 30, 2021. Gross margins decreased due to higher sales discounts offered in Arizona and from higher cultivation costs incurred in Nevada during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
During the six months ended June 30, 2022, approximately 3,670 pounds of plant material was harvested in the western region as compared to approximately 3,100 pounds harvested during the six months ended June 30, 2021. The increase in harvested plant material is attributable to higher cultivation yields in both Arizona and Nevada during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
Other revenues
For the six months ended June 30, 2022, other revenues were $0.6 million as compared to $0.8 million for the six months ended June 30, 2021. This decrease is due to lower sales from our CBD business.
Total operating expenses
For the six months ended June 30, 2022, our total operating expenses were $97.0 million as compared to $61.7 million for the six months ended June 30, 2021, which represents an increase of 57.2%.
The increase in total operating expenses between the six months ended June 30, 2022 and 2021 is primarily attributable to an increase in our selling, general, and administrative expenses which include: a one-time
$12.0 million severance payment to our former Interim Chief Executive Officer, Randy Maslow and a $19.5 million increase in share-based compensation from the grant of restricted stock units to employees and directors and the concurrent cancellation of existing stock options. Deferred professional fees increased by $7.1 million from the closing of the Recapitalization Transaction during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Further, there was an increase in our depreciation and amortization expenses of $1.1 million as our depreciable fixed asset base increased from $109.7 million as of June 30, 2021 to $141.2 million as of June 30, 2022. The increase in operating expenses was offset by a decrease in our impairment loss of $1.7 million year over year as there were no impairment charges during the six months ended June 30, 2022 as compared to the $1.7 million impairment loss during six months ended June 30, 2021.

For the six months ended June 30, 2022 and 2021, excise taxes were $0.5 million. Excise taxes are included as part of the selling, general, and administrative expenses on the unaudited interim condensed consolidated statements of operations.
Total other income and expenses
For the six months ended June 30, 2022, our total other expenses were $318.6 million as compared to total other expenses of $18.9 million for the six months ended June 30, 2021, which represents an increase of 1,588.5%.
The increase in total other income and expenses between the six months ended June 30, 2022 and 2021 is primarily attributable a one-time
$316.6 million loss on debt extinguishment related to the closing of the Recapitalization Transaction on June 24, 2022. Accretion expense decreased by $6.0 million as our Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes were fully accreted as of May 2021 resulting in no accretion expense on these instruments during the six months ended June 30, 2022, as compared to five months of accretion expense for these instruments taken during the six months ended June 30, 2021. Furthermore, other income increased by $11.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily from a fair value gain net of tax of $10.5 million from the noncash consideration provided as part of the acquisition of MPX New Jersey LLC (“MPX NJ”) and from sublease income earned from our sublease arrangements.
Income tax expense
For the six months ended June 30, 2022, our income tax expense was $10.3 million as compared to $15.2 million for the six months ended June 30, 2021, which represents a decrease of 32.3%. The decrease in income tax expense is a result of our lower taxable income during the six months ended June 30, 2022, as compared to six months ended June 30, 2021.
Liquidity and Capital Resources
As of June 30, 2022, we held unrestricted cash of $29.8 million (December 31, 2021 - $13.2 million), an accumulated deficit of $1,185.3 million (December 31, 2021 - $801.6 million), and a working capital deficit of $38.4 million (December 31, 2021 - $231.7 million). In assessing our liquidity, we monitor our cash on-hand
and our operating expenditures required to execute our
day-to-day
operations and our long-term strategic plans. To date, we have financed our operations primarily through equity and debt financings and our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations in the future. We expect to finance our operating activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, the terms of certain of our debt instruments impose certain restrictions on our operating and financing activities, including, but not limited to, our ability to incur certain additional indebtedness and our ability to issue shares or convertible securities. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.
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
We believe that the consummation of the Recapitalization Transaction will provide the necessary funding for us to continue funding our operations in the future. Further, the consummation of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures, June Unsecured Debentures and the $11.0 million senior secured bridge notes issued by iAnthus New Jersey, LLC, and allows interest to be paid-in-kind. As the Recapitalization Transaction is closed, we are now able to seek additional debt or equity financings in the future. As such, we believe we may generate positive cash flows in the future and continue as a going concern for a period of no less than 12 months from the date of these unaudited interim condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary if we are unable to continue as a going concern.
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
Cash Flow for the Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021
Operating Activities
Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development of newly acquired businesses and the level of cash collections received from our customers.
Net cash used in operating activities during the six months ended June 30, 2022 was $5.7 million as compared to net cash provided from operating activities of $12.4 million for the six months ended June 30, 2021. The reduction in our net cash provided from operating activities was primarily attributable to our net loss of $383.7 million, partially offset by $316.6 million from loss on debt extinguishment from the consummation of the Recapitalization Transaction, $22.8 million in share-based compensation as a result of the issuance of restricted stock units and concurrent cancellation of all existing stock options, $16.4 million of depreciation and amortization expense, $11.7 million in interest expense, a $10.5 million gain from nonmonetary consideration from the MPX NJ acquisition, $1.6 million of accretion expense, and $18.2 million from changes in operating assets and liabilities items during the six months ended June 30, 2022.

Changes in other operating assets for the six months ended June 30, 2022 include an increase in inventory of $0.4 million due to lower sales during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, and an increase of $0.7 million related to the recognition of right-of-use
assets during the six months ended June 30, 2022.
Changes in other operating liabilities for the six months ended June 30, 2022 include an increase in accrued and other current liabilities of $20.2 million due to accrued income taxes for the period, interest and recapitalization fees due upon closing of the Recapitalization Transaction on June 24, 2022, and a decrease in accounts payable of $0.9 million.
As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from our operations, and we intend to place less reliance on financing from other sources to fund our operations. We have negative cash flows from operations in 2022 and therefore no assurance can be given that we will have positive cash flows in the future.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022, was $4.0 million as compared to $10.3 million during the six months ended June 30, 2021. The decrease in cash used in investing activities was primarily attributable to lower cultivation and dispensary construction expenditures of $4.7 million during the three months ended June 30, 2022 as compared to $9.6 million during the six months ended June 30, 2021. In addition, during the six months ended June 30, 2022, we loaned $0.1 million to MPX NJ as compared to $0.6 million during the six months ended June 30, 2021.
Cash flow provided from investing activities during the six months ended June 30, 2022 was $0.9 million which was a result from the sale of certain property, plant and equipment of $0.9 million during the six months ended June 30, 2022 compared to $Nil, during the six months ended June 30, 2021.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $24.2 million as compared to $10.3 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, we received proceeds from the issuance of the Additional Secured Notes of $24.3 million which was partially offset by less than $0.1 million on repayment of debt. This compares to the issuance of the Senior Secured Bridge Notes in the principal amount of $11.0 million, offset by related debt issuance costs of $0.7 million and repayment of certain debt of less than $0.1 million during the six months ended June 30, 2021.
Related Party Transactions
As part of the acquisition of MPX Bioceutical Corporation on February 5, 2019, we acquired a related party receivable of $0.7 million due from a company owned by a former director and officer, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrued interest at the rate of 16.0%, compounded annually. Interest was due upon maturity of the loan on December 31, 2021. During the year ended December 31, 2021, we exercised our right to convert the principal balance of the loan and accrued interest into a 99% equity interest in MPX NJ and exercised our option to acquire the remaining 1% of MPX NJ, which was approved by the New Jersey Cannabis Regulatory Commission on January 7, 2022. We recorded acquisition costs of $0.1 million and $0.3 million within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations for the three and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the balance of such facility was $Nil (December 31, 2021 – $4.6 million), which includes accrued interest of $Nil (December 31, 2021 - $0.9 million). The related party balances are presented in other long-term assets on the unaudited interim condensed consolidated balance sheets.
On June 30, 2017, we entered into a loan facility with our former director and officer, Hadley Ford (“Ford”). The total loan facility was up to C$0.5 million (equivalent to $0.4 million) and accrued interest at the rate of 2.5%. Interest was due upon maturity of the loan on June 30, 2021. As part of Ford’s termination agreement, the total loan facility was offset by compensation owed to Ford of $0.5 million during the first quarter of 2021. As of June 30, 2022, the outstanding balance of the facility including accrued interest was $Nil (December 31, 2021 - $Nil).
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 10.0% of the voting interests in the Company and therefore are classified as related parties. For further discussion, refer to Note 5 of the unaudited interim condensed consolidated financial statements included in Item I of our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022.
Effective as of May 6, 2022 (the “Resignation Date”), Randy Maslow, our Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with our subsidiaries and its affiliates, and from our Board of Directors and committees. In connection with the resignation, we executed a separation agreement (the “Separation Agreement”) with Mr. Maslow pursuant to which Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow will receive total cash compensation in the amount of approximately $12.2 million (the “Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $300,000). The remainder of the Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the Resignation Date, which became accelerated upon the closing of the Recapitalization Transaction. As of June 30, 2022, the total remaining balance owed to Mr. Maslow was $5.3 million, which is presented in accrued and other liabilities on the unaudited interim condensed consolidated balance sheets. The total outstanding balance of the Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the Separation Agreement, we will continue to pay the monthly premium for Mr. Maslow’s continued participation in our health and dental insurance benefits pursuant to COBRA for one year from the Resignation Date. Mr. Maslow’s compensation and benefits under the Separation Agreement also included the extension of exercise period of options to acquire our common shares, until the earlier of (i) five years from the Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the Separation Agreement, Mr. Maslow’s options to acquire our common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow will continue to serve in a consulting role for a period of six months following the Resignation Date (provided that we may extend such period by an additional six months) at a base compensation of $25,000 per month. During the three and six month ended June 30, 2022, we paid less than $0.1 million and $0.1 million, respectively, to Mr. Maslow in relation to consulting services provided (June 30, 2021 - $Nil and $Nil, respectively).
Pursuant to the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, and Senvest Master Fund, LP, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 10% of our outstanding common shares upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We have until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees shall accrue simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of June 30, 2022, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $6.3 million (December 31, 2021 – $Nil). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.
Critical Accounting Policies and Accounting Estimates
The preparation of our unaudited interim condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods.
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
Business Combinations
In accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 805 Business Combinations (“ASC 805”), we allocate the fair value of the purchase consideration to the tangible and intangible asset purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires estimates and the use of valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. If we obtain new information about the facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, we may record an adjustment to the assets acquired and liabilities assumed.
Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on the accounting considerations on and after acquisition.
Debt Modifications and Extinguishments
In accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 470-50 Debt Modifications and Extinguishments (“ASC 470-50”), we determine the fair value of any debt modified or extinguished on the closing date of the modification as well as the fair value of what was received in exchange of any debt modification or extinguishment. The determination of these fair values requires estimates and the use of valuation techniques when a market value is not readily available. Any difference between the exchange resulting from a debt modification or extinguishment may result in a gain or loss on debt extinguishment within our unaudited interim condensed consolidated statement of operations.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
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
Rule12b-2of
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
Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective due material weakness, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include valuation of inventory, sales and expense cutoff for certain subsidiaries, accounting for business combinations, accounting for debt modifications and extinguishments, and our provisioning of user access rights, password lengths, certain backup/recovery controls and change management controls.

We have developed a plan to remediate the material weaknesses, which includes implementing improved processes and internal controls to ensure the proper application of accounting practices and guidance. In addition, we intend to dedicate accounting resources to assessing our existing internal controls and to develop a plan to remediate these material weaknesses by year end.
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
Roberts Matter
In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement (“SRA”) to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the SRA forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the SRA. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022. The case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which motion remains pending before the court.
Oasis Matter
On February 27, 2020, the Company filed a statement of claim in the OSCJ against Oasis Investments II Master Fund Ltd. (“Oasis”), an Unsecured Lender. In response to the Company’s statement of claim, Oasis filed a statement of defense and counterclaim against the Company on March 13, 2020, alleging that the Company breached certain debt covenants and an order directing the Company to immediately repay Oasis its $25,000,000 investment plus applicable interest, expenses and fees, among other damages. On July 15, 2020, in connection with the Recapitalization Transaction, the Company agreed to discontinue with prejudice its claim against Oasis which was filed on February 27, 2020. In connection with the closing of the Recapitalization Transaction, Oasis discontinued its counterclaim with prejudice.
Plan of Arrangement
On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date for the closing of the Recapitalization Transaction be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ at which the OSCJ issued the Stay Order that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued the Decision granting the Applicant’s relief sought in the Application. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal. The Company intends to discontinue such appeal with prejudice now that the Recapitalization Transaction has closed.

Claim by Maryland License Holder
On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements.
In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration.

ITEM 1A.	RISK FACTORS.
Risks Related to Our Company
We may not be able to execute our merger and acquisition strategy successfully.
Our business plan depends in part on our ability to continue merging with or acquiring other businesses in the cannabis industry, including cultivators, processors, manufacturers and dispensaries.
Any future mergers or acquisitions, or similar transactions, that we execute will be subject to conditions, which may include, without limitation, our satisfactory completion of due diligence, negotiation and finalization of formal legal documents, financing and approval from our Board of Directors and requisite regulatory approvals. As a result, there can be no assurance that we will complete any such transactions. If we do not complete such transactions, we may be subject to a number of risks, including, but not limited to:

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
Some of our subsidiaries have been unable to pay their United States federal and state income taxes for the 2020 tax year and no estimated United States federal or state income tax payments have been made with respect to the 2021 tax year. Those subsidiaries currently owe approximately $13,124,460 for 2020 and $24,199.412 for 2021 in United States federal income taxes and $495,303 for 2020 and $4,279,592 for 2021 in state income taxes. In addition, the IRS has assessed against those subsidiaries approximately $778,059 in interest and penalties, and state taxing authorities have assessed $694,801in interest and penalties against those subsidiaries. Interest and penalties will continue to accrue for as long as such taxes, interest and penalties remain unpaid.
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
Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment on December 31of each fiscal year. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangibles or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. As a result of our annual test, we recognized an impairment loss on goodwill and intangible assets of $7.4 million and $203.5 million for the years ended December 31, 2021 and 2020, respectively.
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
We have medical marijuana licenses in the states of New York, New Jersey, Florida, Maryland, Massachusetts, Vermont, Arizona and Nevada and operational dispensaries in each state except Nevada. Where we have medical marijuana licenses, we sell our medical marijuana pursuant to applicable state laws only; however, compliance with states laws does not constitute compliance with the FDA, and the FDA has not approved our products for sale. Cannabis is a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), to our knowledge, the FDA has not approved a marketing application for a cannabis or cannabis-derived product for the treatment of any disease or condition. The FDA also has not permitted the marketing of certain CBD-containing
products, such as foods, tinctures, gummies, and other ingestible products.
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
We will need additional capital to sustain our operations and will likely need to seek further financing, which may not be on acceptable terms, if at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be limited.
We have limited capital resources and operations. Our net losses for the year ended December 31, 2021 and 2020 were $76.2 million and $313.4 million, respectively, and our accumulated deficit as of December 31, 2021 and 2020 was $800.4 million and $724.1 million, respectively. To date, our operations have been funded primarily from the proceeds of debt and equity financings, and we may require additional equity and/or debt financing to support on-going
operations, to undertake capital expenditures or to undertake acquisitions or other business combination transactions. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. If additional capital is raised through further issuances of equity or debt securities, existing holders of our common shares could suffer further dilution, and any new equity securities issued could have rights, preferences and privileges superior to our existing common shareholders. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. In addition, any debt financing secured in the future could also involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current and future indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. There are no assurances that our operations will generate sufficient cash flow to service our debt. If we are unable to generate such cash flow, we are limited by our current debt in our ability to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital. Further, even if we were permitted to adopt one or more alternatives under our current debt documents, our ability to refinance our existing debt or obtain additional equity capital will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms.
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
Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under federal law. In order to receive bankruptcy protections in Canada under the Companies Creditors Arrangement Act, a company must (i) be incorporated under a Canadian statute or hold property in Canada, (ii) owe at least C$5.0 million to its creditors and (iii) be insolvent. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material adverse effect on us.
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

Risks Related to Government Regulations
We can provide no assurance when or if we will obtain regulatory approvals contemplated by the Recapitalization Transaction.
Certain of the transactions contemplated by the Recapitalization Transaction require review and/or approval by regulators in certain U.S. states with jurisdiction over the licensed cannabis operations of entities owned, in whole or in part, or controlled, directly or indirectly, by us. While we are working cooperatively with all relevant state regulatory authorities and have obtained approvals from certain states, we cannot predict or otherwise provide assurance as to if or when we will receive the outstanding state regulatory approvals contemplated by the Recapitalization Transaction. Failure to obtain the outstanding state regulatory approvals could impact our ability to operate in a particular state and/or subject us to regulatory or agency proceedings, investigations, or audits in a particular state and could lead to damage awards, fines and penalties, which could have a material adverse effect on our business, financial condition or results of operations.
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
We cannot provide any assurance that we will be permitted or able to enter the adult-use
cannabis market in any of the U.S. states that we currently operate.
In certain of the U.S. states where we operate, laws, regulations and/or rules have been passed to regulate the cultivation, processing, manufacturing, distribution, sale and use of adult-use
cannabis. Each state has unique requirements that each licensed entity must meet in order to participate in the adult-use
market, including, without limitation, maintaining any existing licenses in good standing, payment of a fee, and maintaining certain medical product quantities. In addition, municipalities in each state may pass local rules and ordinances, establishing additional rules and requirements that a licensed entity must meet relating to the cultivation, processing, manufacturing, distribution, sale and use of adult-use
cannabis. We cannot provide any assurance that we will be able to satisfy or meet the requirements established by a state’s or municipality’s relevant governmental agency that would allow us to enter the adult-use
cannabis market. Failure to satisfy or meet the requirements established by a state’s or municipality’s relevant governmental agency would result in us not being able to participate in the adult-use
cannabis market or could delay our entrance into the
adult-use
cannabis market in a particular state, which could have a material adverse effect on our business.
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
We may be subject to heightened scrutiny by regulators, exchanges and/or other authorities in Canada and/or the United States, which could affect our ability to operate our business and/or for investors to be to deposit or trade our common shares.
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
We currently have June Secured Debentures, June Unsecured Debentures, Additional Secured Debentures and Senior Secured Bridge Notes outstanding. In the future, we may increase our capital resources by offering additional debt securities. Upon bankruptcy or liquidation, holders of our debt securities and lenders would receive distributions of our available assets prior to any distributions being made to holders our common shares. As our decision to issue debt securities or borrow money from lenders will depend in part on market conditions, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. Holders of our common shares must bear the risk that current and future securities including the issuance of debt securities may adversely affect the level of return, if any, that the holders of our common shares may receive.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On June 24, 2022, the Company issued 6,072,579,705 common shares in connection with the closing of the Recapitalization Transaction. The shares were not registered under the Securities Act or the securities laws of any state and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 3(a)(10) thereunder

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
See Part I, Item 2, “Financial Restructuring” for information regarding the Company’s default upon senior securities.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1
Separation Agreement and General Release by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated April 28, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.2
Consulting Services Agreement by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated May 6, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.3†#
Third Amended and Restated Secured Debenture Purchase Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC, the other Credit Parties party thereto, Gotham Green Admin 1, LLC, as Collateral Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.4†#
Unsecured Debenture Agreement dated June 24, 2022 by and among the Company, as guarantor, iAnthus Capital Management, LLC and the holders of all of the Company’s 8% unsecured convertible debentures (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.5	Form of 8.0% Senior Secured Debenture (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.6	Form of 8.0% Senior Unsecured Debenture (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.7#
Registration Rights Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC and certain holders (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.8#
Investor Rights Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC and certain investors (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.
†
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation
S-K.
The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

#
Pursuant to Item 601(b)(10) of Regulation
S-K,
certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) the Company customarily and actually treats that information as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: August 15, 2022	By:	/s/ Robert Galvin
Robert Galvin
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Julius Kalcevich
Julius Kalcevich
Chief Financial Officer
(Principal Financial and Accounting Officer)