Form 10-Q
period 2022-09-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2022-11-08
CIK 1643154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non
-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of common shares outstanding as of November
7
, 2022 was 6,403,727,465.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2022 and 2021 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months ended September 30, 2022 and 2021 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2022 and 2021 (Unaudited)	7

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION		50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosure	52

Item 5.	Other Information	52

Item 6.	Exhibits	52

	Signatures	53

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common shares and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our most recent Annual Report on Form 10-K and any updates described in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report on Form10-Q and the documents that we referenced herein and have filed as exhibits to the reports we file with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors in our SEC reports could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ITEM 1.	FINANCIAL STATEMENTS
iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of U.S. dollars or shares)

	September 30,	December 31,
	2022	2021
		(Revised)
Assets
Cash	$22,705	$13,244
Restricted cash	70	3,334
Accounts receivable, net of allowance for doubtful accounts of $4 (December 31, 2021—$27)	3,457	3,595
Prepaid expenses	3,563	3,178
Inventories, net	29,364	28,692
Other current assets	182	1,603

Current Assets	59,341	53,646
Investments	260	568
Property, plant and equipment, net	106,771	112,634
Right-of-use assets, net	31,854	30,429
Other long-term assets	3,847	8,650
Intangible assets, net	145,956	139,062

Total Assets	$348,029	$344,989

Liabilities and Shareholder’s Equity (Deficit)
Accounts payable	$11,444	$13,636
Accrued and other current liabilities	71,579	98,933
Current portion of long-term debt, net of issuance costs	13,547	165,381
Derivative liabilities	—	16
Current portion of lease liabilities	7,710	7,342

Current Liabilities	104,280	285,308
Long-term debt, net of issuance costs	129,453	27,999
Deferred income tax	31,597	27,507
Long-term portion of lease liabilities	29,061	27,814

Total Liabilities	294,391	368,628

Commitments and Contingencies
Shareholders’ Equity (Deficit)
Common shares — no par value. Authorized — unlimited number. 6,244,706 — issued and outstanding (December 31, 2021 — 171,718 — issued and outstanding)	—	—
Shares to be issued	31	1,531
Additional paid-in capital (Refer to Note 6)	1,260,898	776,462
Accumulated deficit	(1,207,291)	(801,632)

Total Shareholders’ Equity (Deficit)	$53,638	$(23,639)

Total Liabilities and Shareholders’ Equity (Deficit)	$348,029	$344,989

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues, net of discounts	$39,371	$49,263	$125,642	$155,296
Costs and expenses applicable to revenues	(23,190)	(23,206)	(67,301)	(68,207)

Gross profit	16,181	26,057	58,341	87,089

Operating expenses
Selling, general and administrative expenses	23,220	23,111	104,756	68,830
Depreciation and amortization	7,824	7,603	23,040	21,699
(Recoveries), write-downs and other charges, net	(1,139)	—	(928)	186
Impairment loss	—	127	—	1,823

Total operating expenses	29,905	30,841	126,868	92,538

Loss from operations	(13,724)	(4,784)	(68,527)	(5,449)
Interest income	7	138	83	371
Other income	656	350	12,834	844
Interest expense	(3,455)	(5,959)	(15,142)	(17,516)
Accretion expense	(1,020)	(767)	(2,561)	(8,283)
Provision for debt obligation fee	—	(423)	(804)	(1,255)
Loss on debt extinguishment (Refer to Note 5)	—	—	(316,577)	—
(Losses)/gains from changes in fair value of financial instruments	(134)	(300)	(374)	10

Loss before income taxes	(17,670)	(11,745)	(391,068)	(31,278)
Income tax expense	4,325	4,090	14,591	19,265

Net loss	$(21,995)	$(15,835)	$(405,659)	$(50,543)

Net loss per share - basic and diluted	$(0.00)	$(0.09)	$(0.17)	$(0.29)
Weighted average number of common shares outstanding - basic and diluted	6,244,489	171,718	2,351,683	171,718
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands of U.S. dollars or shares)

	Three Months Ended September 30, 2022
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – June 30, 2022	6,244,298	$1,531	$1,254,741	$(1,185,296)	$70,976
Share-based compensation	—	—	4,657	—	4,657
Share issuance - MPX purchase option	408	(1,500)	1,500	—	—
Net loss	—	—	—	(21,995)	(21,995)

Balance – September 30, 2022	6,244,706	$31	$1,260,898	$(1,207,291)	$53,638

	Nine Months Ended September 30, 2022
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – January 1, 2022 - (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)
Share-based compensation	—	—	27,493	—	27,493
Share issuance - Recapitalization Transaction	6,072,580	—	455,443	—	455,443
Share issuance - MPX purchase option	408	(1,500)	1,500	—	—
Net loss	—	—	—	(405,659)	(405,659)

Balance – September 30, 2022	6,244,706	$31	$1,260,898	$(1,207,291)	$53,638

	Three Months Ended September 30, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – June 30, 2021	171,718	$1,531	$773,235	$(758,850)	$15,916
Share-based compensation	—	—	1,614	—	1,614
Net loss	—	—	—	(15,835)	(15,835)

Balance – September 30, 2021	171,718	$1,531	$774,849	$(774,685)	$1,695

	Nine Months Ended September 30, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – January 1, 2021 - (Revised)	171,718	$1,531	$769,940	$(724,142)	$47,329
Share-based compensation	—	—	4,909	—	4,909
Net loss	—	—	—	(50,543)	(50,543)

Balance – September 30, 2021	171,718	$1,531	$774,849	$(774,685)	$1,695

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(405,659)	$(50,543)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Interest income	(83)	(371)
Interest expense	15,142	17,516
Accretion expense	2,561	8,283
Debt obligation fees	804	1,255
Impairment loss	—	1,823
Depreciation and amortization	24,788	23,266
(Recoveries), write-downs and other charges, net	(928)	186
Share-based compensation	27,493	4,909
Losses from change in fair value of financial instruments	374	(10)
Gain from nonmonetary consideration from acquisition (Refer to Note 4)	(10,460)	—
Loss on debt extinguishment (Refer to Note 5)	316,577	—
Change in operating assets and liabilities (Refer to Note 13)	15,246	13,531

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(14,145)	$19,845

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,764)	(16,528)
Acquisition of other intangible assets	(108)	(463)
Proceeds from sale of property, plant and equipment	2,399	—
Issuance of related party promissory note	(92)	(977)
Purchase of subsidiaries, net of cash acquired	4	—

NET CASH USED IN INVESTING ACTIVITIES	$(3,561)	$(17,968)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	24,250	11,000
Debt issuance costs	—	(694)
Repayment of debt	(347)	(53)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$23,903	$10,253

CASH AND RESTRICTED CASH:
NET INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	6,197	12,130

CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	16,578	11,510

CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$22,775	$23,640

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)
Note 1 – Organization and Description of Business
(a) Description of Business
iAnthus Capital Holdings, Inc. (“ICH”, or “iAnthus”, together with its consolidated subsidiaries the “Company”) was incorporated under the laws of British Columbia, Canada, on November 15, 2013. The Company is a vertically-integrated multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities, and developer, producer and distributor of innovative branded cannabis and cannabidiol (“CBD”) products in the United States. Through the Company’s subsidiaries, licenses, interests and contractual arrangements, the Company has the capacity to operate dispensaries and cultivation/processing facilities, and manufacture and distribute cannabis across the states in which the Company operates in the U.S.
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
these estimates.
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2022, or any other period.
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
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

In connection with the closing of the Recapitalization Transaction, the Company issued an aggregate of 6,072,580 common shares to the Secured Lenders and all of the holders (the “Unsecured Lenders” and together with the Secured Lenders, the “Lenders”) of the Unsecured Debentures. Specifically, the Company issued 3,036,290 common shares (the “Secured Lender Shares”), or 48.625% of the outstanding common shares of the Company, to the Secured Lenders and 3,036,290 common shares (the “Unsecured Lender Shares” and together with
Secured Lender Shares, the “Shares”), or 48.625% of the outstanding common shares of the Company, to the Unsecured Lenders. As of the Closing Date, there were 6,244,298 common shares of the Company issued and outstanding. As of the Closing Date, the then existing holders of the Company’s common shares collectively held 171,718 common shares, or 2.75% of the outstanding common shares of the Company.
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
,
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
Pursuant to the Secured DPA, so long as Gotham Green Partners, LLC or any of its Affiliates (as defined in the Secured DPA) hold at least 50.0% of the outstanding principal amount of June Secured Debentures, the Collateral Agent will have the right to appoint two non-voting
observers to the Company’s board of directors, each of which shall receive up to a maximum amount of $25 in any
12-month
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
(d) Going Concern
These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the three and nine months ended September 30, 2022, the Company reported net losses of $22.0 million and $405.7 million, respectively, for the nine months ended September 30, 2022, an operating cash outflow of $14.1 million and an accumulated deficit of $1,207.3 million as of September 30, 2022.
The Company believes that the closing of the Recapitalization Transaction will provide the necessary funding for the Company to continue funding its operations in the future. Further, the closing of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures, June Unsecured Debentures and the Senior Secured Bridge Notes, allows interest to be paid-in-kind
and enables the Company to seek additional debt or equity financings in the future. As such, the Company believes it may generate positive cash flows in the future. Notwithstanding the foregoing, the Company’s substantial losses and working capital deficiency cast substantial doubt on the Company’s ability to continue as a going concern for a period of no less than 12 months from the date of these unaudited interim condensed consolidated financial statements. These unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
(i) Reclassification
Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications adjustment had no effect on the Company’s previously reported unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the effects of reclassification adjustment on the line items within the Company’s unaudited interim condensed consolidated statements of operations:

Prior Year’s Line item	Reclassified Amount		Current Year’s Line item
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Depreciation and amortization	$530	$1,567	Selling, general and administrative expenses
Depreciation and amortization	(530)	(1,567)	Depreciation and amortization
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
The effect of the adjustments on the line items within the Company’s consolidated statements of operations as of December 31, 2021 is as follows:

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
The effect of the adjustments on the line items within the Company’s unaudited interim condensed consolidated statements of changes in shareholders’ (deficit) equity for the three and nine months ended September 30, 2022 is as follows:

	September 30, 2022
	As reported	Adjustment	As adjusted
Accumulated deficit – Balance January 1, 2022	$(800,390)	$(1,242)	$(801,632)
Total s hareholders’ deficit – Balance January 1, 2022	(22,397)	(1,242)	(23,639)

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 2 – Leases
The Company mainly leases office space and cannabis cultivation, processing and retail dispensary space. Leases with an initial term of less than 12 months are not recorded on the unaudited interim condensed consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it was reasonably certain that the renewal options on the majority of its cannabis cultivation, processing and retail dispensary space would be exercised based on operating history and knowledge, current understanding of future business needs and the level of investment in leasehold improvements, among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the rate available to the parent company. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain subsidiaries of the Company rent or sublease certain office space to/from other subsidiaries of the Company. These intercompany subleases are eliminated on consolidation and have lease terms ranging from less than one
year to 15 years.
Maturities of lease liabilities for operating leases as of September 30, 2022, were as follows:

Operating Leases
2023	$7,710
2024	7,817
2025	7,942
2026	7,867
2027	7,287
Thereafter	56,640

Total lease payments	$95,263
Less: interest expense	(58,492)

Present value of lease liabilities	$36,771
Weighted-average remaining lease term (years)	11.3
Weighted-average discount rate	20%

For the three and nine months ended September 30, 2022, the Company recorded operating lease expenses of $2.1 million and $6.4 million, respectively (September 30, 2021—$2.1 million and $6.5 million, respectively), which are included in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, the Company recorded sublease income of $0.2 million and $0.7 million, respectively (September 30, 2021 – $0.2 million and $0.3 million, respectively), which is included in other income on the unaudited interim condensed consolidated statements of operations. The Company recorded impairment loss for its right-of-use
assets of $Nil and $Nil
 for the three and nine months ended September 30, 2022, respectively (September 30, 2021—$
0.1 million and $1.8 million, respectively).
Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	September 30, 2022	December 31, 2021
Right-of-use assets	Operating leases	$31,854	$30,429
Lease liabilities
Current portion of lease liabilities	Operating leases	$7,710	$7,342
Long-term lease liabilities	Operating leases	29,061	27,814

Total		$36,771	$35,156

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 3 - Inventories
Inventories are comprised of the following items:

	September 30, 2022	December 31, 2021
		(Revised)
Supplies	$5,497	$6,188
Raw materials	7,881	5,641
Work in process	6,605	9,464
Finished goods	9,381	7,399

Total	$29,364	$28,692

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and nine months ended September 30, 2022, the Company recorded $Nil and $0.5 million, respectively (September 30, 2021 – $Nil and $0.4 million, respectively), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.
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

The Company has determined that this acquisition is an asset acquisition under ASC 805 Business Combinations whereby the total consideration is allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing date. The Company determined the fair value of the net identifiable assets received from the asset acquisition was a more reliable measurement of the assets exchanged as part of this asset acquisition. The Company concluded that the consideration included a nonmonetary component of $14.5 million as noncash consideration exchanged for the net identifiable assets received from MPX NJ. The related tax impact of $4.1 million was netted against this gain. As a result, the Company recorded a $10.5 million gain within other income on the unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2022.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Operating results have been included in these unaudited interim condensed consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s unaudited interim condensed consolidated financial statements. The Company recorded acquisition costs of $Nil and $0.3 million within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022
, respectively
(September 30, 2021—$Nil and $Nil, respectively).
Note 5 - Long-Term Debt
As discussed in Note 1c, the Company consummated the Recapitalization Agreement with the Secured Lenders and the Unsecured Lenders on the Closing Date, at which time the Company issued the Shares as well as the June Secured Debentures and June Unsecured Debentures in the aggregate principal amount of $119.7 million in exchange for the full satisfaction of the Secured Notes, Unsecured Debentures and the accrued interest and accrued fee obligations in the aggregate amount of $238.2 million.
Upon the consummation of the Recapitalization Transaction and as of the Closing Date, all existing Defaults under the Secured Notes and Unsecured Debentures were cured. As a result of the consummation of the Recapitalization Agreement, as of the Closing Date, the Secured Lenders and the Unsecured Lenders owned, in the aggregate,

97.25
% of the Company’s common shares.
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
Pursuant to the terms of the Restructuring Support Agreement, the Recapitalization Transaction would be implemented pursuant to arrangement proceedings (“Arrangement Proceedings”) commenced under the British Columbia Business Corporations Act, or, only if necessary, the Companies’ Creditors Arrangement Act (Canada). Completion of the Recapitalization Transaction through the Arrangement Proceedings was subject to, among other things, requisite stakeholder approval of the Plan of Arrangement.
Consummation of the Recapitalization Transaction through the Plan of Arrangement was subject to certain conditions, including approval of the Secured Lenders, Unsecured Lenders and existing holders of the Company’s common shares, warrants and options, which was obtained; approval of the Plan of Arrangement by the Court, which was obtained; and the receipt of all approvals by state-level regulators and the Canadian Securities Exchange (collectively, the “Requisite Approvals”). All Requisite Approvals required to consummate the Recapitalization Transaction were satisfied, conditioned, or waived by the Company, Secured Lenders and Consenting Unsecured Lenders, for purposes of closing the Recapitalization Transaction on the Closing Date. As of September 2022, the Company has finalized all outstanding Requisite Approvals, including state regulatory approvals in the states of New Jersey and New York.
The following table summarizes long term debt outstanding as of September 30, 2022:

	Secured Notes (1)	March 2019 Debentures	May 2019 Debentures	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2022	$134,902	$33,138	$24,033	$—	—	—	$1,307	$193,380

Fair value of financial liabilities issued	1,792	—	—	86,722	25,545	15,290	—	129,349
Accretion of balance	471	730	367	753	—	240	—	2,561
Debt extinguishment	(123,675)	(33,868)	(24,400)	—	—	—	—	(181,943)
Repayment	—	—	—	—	—	—	(347)	(347)

As of September 30, 2022	$13,490	$—	$—	$87,475	$25,545	$15,530	$960	$143,000

(1)	This amount includes the Company’s obligation to pay an exit fee of $10.3 million that accrue d interest at a rate of 13.0% per annum (the “Exit Fee”) under the Secured Notes.
Accounting for the Recapitalization Transaction
On the Closing Date, the Company completed its previously announced Recapitalization Transaction pursuant to the terms of the Restructuring Support Agreement. The Recapitalization Transaction closed pursuant to the terms of the Plan of Arrangement under the Business Corporations Act (British Columbia) approved by the Supreme Court of British Columbia.
In accordance with debt extinguishment accounting rules outlined in ASC
470-50,
Debt-Modifications and Extinguishments, (“ASC 470”), the Company recorded a loss on extinguishment of debt of $
316.6
 million for the nine months ended September 30, 2022 in the unaudited interim condensed consolidated statements of operations related to the restructuring of debt. In connection with the extinguishment in the aggregate amount of $
238.2
 million, the Company issued new debt in the principal amount of $
119.7
 million, which w
as
 recorded at fair value of $
99.4
 million and
6,072,580
common shares in the amount of $
455.4
 million issued which were valued based upon the closing price of the Company’s common shares on the Closing Date.
On the Closing Date, the
Company fully amortized the debt discount costs related to the old debt that were extinguished. As of September 30, 2022, the total and unamortized debt discount costs related to new debt were $
20.3
 million and $
19.3
 million, respectively (December 31, 2021 - $
30.3
 million and $
3.2
 million, respectively). As of September 30, 2022, the total and unamortized debt issuance costs related to debts that were not part of the Recapitalization Transaction were $
0.7
 million and $
0.1
 million, respectively (December 31, 2021 - $
7.7
 million and $
2.5
 million, respectively).
As of September 30, 2022, the total interest accrued on both current and long-term debt was $Nil.
As of the Closing Date
, the total accrued interest of $
56.3
 million was extinguished and settled in full as part of the Recapitalization Transaction (December 31, 2021 - $
45.6
million).

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(a) Secured Notes
Tranche One
On May 14, 2018, the Company issued $40.0 million secured notes (the “Tranche One Secured Notes”) with a maturity date of May 14, 2021. The principal amount of such notes along with accrued interest at the default rate of 16.0% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction. Due to the conversion price of $3.08 being less than the Company’s closing stock price on the date of issuance, this gave rise to a beneficial conversion feature valued at $7.9 million. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the Closing Date. The discount to the Tranche One Secured Notes was being fully amortized to accretion expense by the original maturity date of May 14, 2021. For the three and nine months ended September 30, 2022, the amount of amortization recorded in accretion expense was $Nil and $Nil, respectively (September 30, 2021—$Nil and $1.0 million, respectively), on the unaudited interim condensed consolidated statements of operations. The terms also contain a financial covenant requiring the Company’s asset value to be 1.75 times the total net debt at each quarter end and requires that the Company maintain a minimum cash balance of $1.0 million while the Tranche One Secured Notes remained outstanding (the “market value test”).
For the three and nine months ended September 30, 2022, interest expense of $Nil and $3.2 million, respectively (September 30, 2021 - $1.7 million and $5.0 million, respectively), and accretion expense of $Nil and $Nil, respectively (September 30, 2021 - $Nil and $2.4 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
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
,
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
For the three and nine months ended September 30, 2022, interest expense of $Nil and $0.8 million, respectively (September 30, 2021 – $0.4 million and $1.3 million, respectively)
,
was recorded in relation to the Exit Fee on the unaudited interim condensed consolidated statements of operations. As of June 24, 2022, the aggregate Exit Fee obligation of $16.2 million was satisfied in connection with the closing of the Recapitalization Transaction (September 30, 2021- $15.0 million), which was comprised of an aggregate of $10.3 million in principal amount and $5.9 million in accrued interest (September 30, 2021—$10.3 million and $4.7 million, respectively).
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
For the three and nine months ended September 30, 2022, interest expense of $Nil and $1.6 million, respectively (September 30, 2021 - $0.8 million and $2.4 million, respectively), and accretion expense of $Nil and $Nil, respectively (September 30, 2021 - $Nil and $0.7 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

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
For the three and nine months ended September 30, 2022, interest expense of $Nil and $2.8 million, respectively (September 30, 2021 - $1.5 million and $4.4 million, respectively), and accretion expense of $Nil and $Nil, respectively (September 30, 2021 - $Nil and $1.6 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
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
,
the terms of the Tranche Four Secured Notes were materially modified pursuant to the Restructuring Support Agreement and as such, were considered to be extinguished in connection with the closing of the Recapitalization Transaction.
For the three and nine months ended September 30, 2022, interest expense of $Nil and $0.7 million, respectively (September 30, 2021 - $0.3 million and $0.9 million, respectively), and accretion expense of $Nil and $0.2 million, respectively (September 30, 2021 - $0.1 million and $0.3 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
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
For the three and nine months ended September 30, 2022, interest expense of $0.3 million and $1.1 million, respectively (September 30, 2021 - $0.4 million and $1.0 million, respectively), and accretion expense of $0.1 million and $0.3 million, respectively (September 30, 2021 - $0.1 million and $0.2 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations. As of September 30, 2022, the Company held $Nil (December 31, 2021 - $3.3 million) of restricted cash in escrow from the Senior Secured Bridge Notes. Refer to Note 13 for further discussion.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. The Company provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of September 30, 2022. The Senior Secured Bridge Notes are classified as current liabilities on the unaudited interim condensed consolidated balance sheets as they are due on February 2, 2023.
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
(b) March 2019 Debentures
On March 18, 2019, the Company completed a private placement of $35.0 million of unsecured convertible debentures (the “March 2019 Debentures”) and corresponding warrants to purchase 2,177,291 common shares of the Company at an exercise price of $6.43 per share (“March 2019 Equity Warrants”). All of the March 2019 Equity Warrants expired on
March 15, 2022
. The March 2019 Debentures accrued interest at a rate of 8.0%, per annum, payable quarterly on the last business day of each fiscal quarter, beginning on March 31, 2019. Interest was to be paid in cash, shares, or a combination of cash and shares, up to 50.0%, at the Company’s election. The March 2019 Debentures would have matured on March 15, 2023; however, on June 24, 2022, the outstanding principal of March 2019 Debentures along with related accrued interest and applicable fees were extinguished as part of the closing of the Recapitalization Transaction.
For the three and nine months ended September 30, 2022, interest expense of $
Nil
and $1.4 million, respectively (September 30, 2021 - $0.7 million and $2.1 million, respectively), and accretion expense of $Nil and $0.7 million, respectively (September 30, 2021 - $0.4 million and $1.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
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
For the three and nine months ended September 30, 2022, interest expense of $Nil and $1.0 million, respectively (September 30, 2021 - $0.5 million and $1.5 million, respectively), and accretion expense of $Nil and $0.4 million, respectively (September 30, 2021 - $0.2 million and $0.6 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the May 2019 Debentures imposed certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. Further, as a result of this default, the Company classified the debt as a current liability on the unaudited interim condensed consolidated balance sheets as the Unsecured Debentures were due on demand. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the May 2019 Debentures.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(d) June Secured Debentures
On June 24, 2022 in connection with the closing of Recapitalization Transaction, the Company entered into the Secured DPA, pursuant to which the Company issued the June Secured Debentures in the aggregate principal amount of $99.7 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Secured DPA
)
, with a maturity date of June 24, 2027. The June Secured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the New Secured Lenders without premium or penalty.
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
For the three and nine months ended September 30, 2022, interest expense of $2.1 million and $2.2 million, respectively (September 30, 2021 - $Nil and $Nil, respectively), and accretion expense of $0.7 million and $0.8 million, respectively (September 30, 2021 - $Nil and $Nil, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of September 30, 2022. The June Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.
Certain of the New Secured Lenders that hold the June Secured Debentures, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), Gotham Green Credit Partners SPV 1, L.P., Gotham Green Partners SPV V, L.P., L.P., collectively held greater than 10.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the New Secured Lenders are considered to be related parties.
(e) June Unsecured Debentures
On June 24, 2022 in connection with the closing of the Recapitalization Transaction, the Company entered into the Unsecured DPA, pursuant to which the Company issued June Unsecured Debentures in the aggregate principal amount of $20.0 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Unsecured DPA), with a maturity date of June 24, 2027. The June Unsecured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the Unsecured Lender without premium or penalty.
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
For the three and nine months ended September 30, 2022, interest expense of $0.4 million and $0.4 million, respectively (September 30, 2021 - $Nil and $Nil, respectively), and accretion expense of $0.2 million and $0.2 million, respectively (September 30, 2021 - $Nil and $Nil, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA does not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of September 30, 2022. The June Unsecured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.
Certain of the Secured Lenders and Consenting Unsecured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Gotham Green Credit Partners SPV 1, L.P., Gotham Green Partners SPV V, L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY), LP, and Senvest Master Fund, LP, held greater than 10.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the Consenting Unsecured Lenders are considered to be related parties.
(f) Additional Secured Debentures
Pursuant to the terms of the Secured DPA, ICM issued the Additional Secured Debentures on June 24, 2022 in the aggregate principal amount of $25.0 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Secured DPA), with a maturity date of June 24, 2027.
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
For the three and nine months ended September 30, 2022, interest expense of $0.5 million and $0.5 million, respectively (September 30, 2021—$Nil and $Nil, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.
The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of September 30, 2022. The Additional Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.
Certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY), LP, and Senvest Master Fund, LP, held greater than 10.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the New Secured Lenders are considered to be related parties.
Note 6—Share Capital
(a) Share Capital
Authorized: Unlimited common shares. The shares have no par value.
The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the three and nine months ended September 30, 2022:

•	On June 24, 2022, an aggregate of 6,072,580 common shares were issued to the Secured Lenders and Unsecured Lenders in connection with the closing of the Recapitalization Transaction.

•	On August 18, 2022, 408 common shares were issued to settle shares to be issued with regards to purchase options assumed by the Company on February 5, 2019 as part of MPX Acquisition.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

There were no common share issuances for the three and nine months ended September 30, 2021.
(b) Warrants
The following table summarizes certain information in respect of the Company’s warrants:

	September 30, 2022
	Units	Weighted Average Exercise Price (C$)
Warrants outstanding, beginning	22,640	$3.56
Granted	—	—
Forfeited	(17,955)	2.52
Expired	(4,685)	7.53

Warrants outstanding, ending	—	$—

As of September 30, 2022 and December 31, 2021, warrants classified as derivative liabilities on the unaudited interim condensed consolidated balance sheets were revalued with the following inputs:

	September 30, 2022	December 31, 2021
Risk-free interest rate	—	0.9%
Expected dividend yield	—	0.0%
Expected volatility	—	93.7 - 297.1%
Expected life	—	0.9 years
The Company uses an expected volatility based on its historical trading data.
As per the terms of the Restructuring Support Agreement, all outstanding warrants were forfeited as of the Closing Date of the Recapitalization Transaction, and warrants classified as derivative liabilities were revalued to $Nil as of September 30, 2022 (December 31, 2021 – less than $0.1 million). As a result of the revaluation, the Company recognized a gain of $Nil and less than $0.1 million for the three and nine months ended September 30, 2022, respectively (September 30, 2021 – loss of $0.2 million and $0.1 million, respectively), on the unaudited interim condensed consolidated statements of operations.
Full share equivalent warrants outstanding and exercisable are as follows:

	September 30, 2022		December 31, 2021
Year of expiration	Number Outstanding	Weighted Average Exercise Price (C$)	Number Outstanding	Weighted Average Exercise Price (C$)
2022	—	—	20,855	3.47
2023	—	—	1,785	4.57

Warrants outstanding	—	$—	22,640	$3.56

(c) Potentially Dilutive Securities
The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Common share options	7,877	10,504
Restricted stock units	341,984	—
Warrants	—	22,640
Secured notes	—	46,458
Debentures	—	10,135
MPX dilutive instruments (1)	—	408

Total	349,861	90,145

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(1)
Prior to the acquisition of MPX Bioceutical Corporation (“MPX”) on February 5, 2019 (the “MPX Acquisition”), MPX had instruments outstanding that were potentially dilutive and as a result of the MPX Acquisition, the Company assumed certain of these instruments which were settled on August 18, 2022 by issuing 408 common shares.

All outstanding warrants and other potentially dilutive securities related to debt were forfeited/cancelled as part of the closing of the Recapitalization Transaction pursuant to the terms of the Restructuring Support Agreement.
(d) Stock Options
All existing options (the “Original Awards”) to purchase common shares of the Company issued to officers were cancelled. On September 19, 2022, the Board awarded stock options to two officers of the Company as replacement awards for cancelled stock options, under the Company’s Amended and Restated Omnibus Incentive Plan dated October 15, 2018 (the “Replacement Stock Options”). As the fair value of the Original Award
s was $
Nil
on the modification date, the incremental compensation cost recognized is equal to the fair value of the Replacement Stock Options on the modification date, which shall be recognized over the remaining requisite service period. As of September 30, 2022, unrecognized compensation costs related to the Original Awards was $
Nil
(September 30, 2021—$
3.5
million). The Replacement Stock Options granted vest over
three-years
, commencing on July 10, 2020. Share-based compensation expense of $
0.2
 million was recognized immediately on the unaudited interim condensed consolidated statements of operations for Replacement Stock Options that were vested as of the grant date, and the remaining unrecognized compensation cost of $
0.1
 million will be amortized on a straight-line basis over the remaining weighted average requisite service period of
0.78
years.
The related share-based compensation expense for the three and nine months ended September 30, 2022, was $0.2 million and $2.0 million, respectively (September 30, 2021—$1.6 million and $4.9 million, respectively), and is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
The following table summarizes certain information in respect of option activity during the period:

	September 30, 2022			December 31, 2021
	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life
Options outstanding, beginning	10,504	$3.61	—	11,510	$3.55	—
Granted	7,877	0.05	—	—	—	—
Exercised	—	—	—	—	—	—
Cancellations	(7,111)	3.43	—	—	—	—
Forfeitures	(3,152)	4.27	—	—	—	—
Expirations	(241)	0.88	—	(1,006)	2.89	—

Options outstanding, ending (2)	7,877	$0.05	7.78	10,504	$3.61	6.24

(1)	The Original Awards are denominated in Canadian dollars. Exercise prices have been converted to U.S. dollar equivalents using an exchange rate of CAD$1.3707 to $1.00 as of September 30, 2022.
(2)	As of September 30, 2022, 5,252 of the stock options outstanding were exercisable (December 31, 2021 - 9,922).
The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following assumptions:

	September 30, 2022	December 31, 2021
Risk-free interest rate	3.8%	—
Expected dividend yield	0.0%	—
Expected volatility	128.6%	—
Expected life	4.3 years	—

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The expected volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that options granted are expected to be outstanding. In accordance with SAB Topic 14, the Company uses the simplified method for estimating the expected term. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14. The risk-free rate was based on the United States bond yield rate at the time of grant of the award. Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
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
On December 31, 2021 and June 23, 2022, the Board approved the allocation of 363,921 and 26,881 RSUs, respectively, to Board members, directors, officers, and key employees of the Company. The RSUs granted by the Company vest upon the satisfaction of both a service-based condition of three years and a liquidity condition, the latter of which was not satisfied until the closing of the Recapitalization Transaction. As the liquidity condition was not satisfied until the closing of the Recapitalization Transaction, in prior periods, the Company had not recorded any expense related to the grant of RSUs. Share-based compensation expense in relation to the RSUs is recognized using the graded vesting method, in which compensation costs for each vesting tranche is recognized ratably from the service inception date to the vesting date for that tranche. The fair value of the RSUs is determined using the Company’s closing stock price on the grant date.
Certain RSU recipients were also holders of the Original Awards, which were cancelled upon closing the Recapitalization Transaction. The RSUs granted to these employees have been treated as replacement awards (the “Replacement RSUs”) and are accounted for as a modification to the Original Awards. As the fair value of the Original Awards was $Nil on the modification dates, the incremental compensation cost recognized is equal to the fair value of the Replacement RSUs on the modification date, which shall be recognized over the remaining requisite service period.
On September 19, 2022, the Board awarded 27,108 RSUs to four Board members. Of the RSUs awarded, 7,843 were fully vested on issuance and 19,265 shall vest over a one-year
period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.
During the three and nine months ended September 30, 2022, the Company recognized $4.4 million and $25.5 million of share-based compensation expense associated with the RSUs, respectively (September 30, 2021—$Nil and $Nil). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.
As of September 30, 2022, there was approximately $6.0 million of total unrecognized compensation cost related to unvested
RSU
s
 which is expected to be recognized over a weighted-average service period of 1.03 years.
The following table summarizes certain information in respect of RSU activity during the period:

	September 30, 2022
	Units	Weighted Average Grant Price (1)
Unvested balance, beginning	—	$—
Granted	417,911	0.10
Vested	(220,018)	0.10
Forfeited	(75,927)	0.10

Unvested balance, ending	121,966	$0.10

(1)
Weighted average grant price is presented in U.S. dollars for the three and nine months ended September 30, 2022, as compared to previously issued financial statements, which present this figure in Canadian dollars.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 - Income Taxes
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before income taxes	$(17,670)	$(11,745)	$(391,068)	$(31,278)
Income tax expense	4,325	4,090	14,591	19,265

Effective tax rate	(24.5)%	(34.8)%	(3.7)%	(61.6)%

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
entities.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change
net operating loss carryforwards (“NOLs”) to offset future taxable income. Similarly, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital
losses from preceding taxation years. The Company’s existing NOLs may be subject to limitations arising from the Company’s ownership changes. The Company is currently in the process of reviewing any potential limitation on the use of its NOLs or non-capital
losses as a result of the Recapitalization Transaction which closed on June 24, 2022.
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
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 8 - Segment Information
The below table presents revenues by segment for the three and nine months ended September 30, 2022 and 2021:
Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Eastern Region	$23,771	$31,518	$74,315	$99,298
Western Region	15,331	17,361	50,476	54,767
Other (1)	269	384	851	1,231

Total	$39,371	$49,263	$125,642	$155,296

Gross profit
Eastern Region	$11,213	$19,460	$41,550	$65,025
Western Region	4,877	6,231	16,501	21,814
Other	91	366	290	250

Total	$16,181	$26,057	$58,341	$87,089

Depreciation and amortization
Eastern Region	$4,659	$283	$13,595	$12,618
Western Region	3,033	7,117	9,044	8,478
Other	132	203	401	603

Total	$7,824	$7,603	$23,040	$21,699

(Recoveries), write-downs and other charges, net
Eastern Region	$(778)	$127	$(702)	$386
Western Region	—	—	—	—
Other	(361)	—	(226)	1,623

Total	$(1,139)	$127	$(928)	$2,009

Net (loss) income
Eastern Region	$(4,312)	$581	$374	$8,911
Western Region	(2,557)	(637)	(5,491)	(1,679)
Other	(15,126)	(15,779)	(400,542)	(57,775)

Total	$(21,995)	$(15,835)	$(405,659)	$(50,543)

Purchase of property, plant and equipment
Eastern Region	$741	$5,255	$4,779	$14,778
Western Region	292	1,635	982	1,703
Other	—	26	3	47

Total	$1,033	$6,916	$5,764	$16,528

Purchase of intangibles
Eastern Region	$—	$—	$—	$31
Western Region	—	—	—	—
Other	38	432	108	432

Total	$38	$432	$108	$463

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	September 30,	December 31,
	2022	2021 (Revised)
Assets
Eastern Region	$229,169	$222,350
Western Region	92,786	106,485
Other	26,074	16,154

Total	$348,029	$344,989

Major Customers
Major customers are defined as customers that each individually accounted for greater than 10.0% of the Company’s annual revenues. For the three and nine months ended September 30, 2022 and 2021, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.
Geographic Information
As of September 30, 2022 and 2021, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.
Disaggregated Revenues
The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the three and nine months ended September 30, 2022 and 2021, the Company disaggregated its revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
iAnthus branded products	$20,809	$25,925	$66,145	$89,404
Third party branded products	16,557	15,692	51,984	47,294
Wholesale/bulk/other products	2,005	7,646	7,513	18,598

Total	$39,371	$49,263	$125,642	$155,296

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
at their fair values periodically:

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial a ssets

Long term investments - other 1	$178	$—	$—	$178	$568	$—	$—	$568

Financial l iabilities

Derivative liabilities	$—	$—	$—	$—	$—	$—	$16	$16

(1)	Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.
There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.
The Company’s other investment as of September 30, 2022 is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data and inputs available.
All Level 1 investments are comprised of equity investments which are re-measured
at fair value using quoted market prices.
The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2021	$568
Revaluations on Level 1 instruments	(390)

Balance as of September 30, 2022	$178

The derivative liabilities related to the convertible debt instruments and freestanding warrants are recorded at fair value estimated using the Black-Scholes option pricing model and is therefore considered to be a Level 3 measurement. On June 24, 2022 all warrants were forfeited upon the consummation of the Recapitalization Transaction.
The following table summarizes the changes in Level 3 financial assets and liabilities:

Derivative Liabilities
Balance as of December 31, 2021	$16
Revaluations on Level 3 instruments	(16)

Balance as of September 30, 2022	$—

The Company’s financial and
non-financial
assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.
The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$15,530	$15,422	$57,171	$64,596
June Secured Debentures	113,020	109,008	134,902	176,487
Secured Notes	13,490	13,347	—	—
Other	960	873	1,307	1,021

Total	$143,000	$138,650	$193,380	$242,104

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
The following table summarizes the Company’s contractual obligations and commitments as of September 30, 2022:

For the twelve months ended September 30,	2023	2024	2025	2026	2027
Operating leases	$7,710	$7,817	$7,942	$7,867	$7,287
Service contracts	2,028	2	—	—	—
Long-term debt	14,129	142	142	142	216,440

Total	$23,867	$7,961	$8,084	$8,009	$223,727

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.
Note 11 - Contingencies and Guarantees
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
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•
There was a claim by a former consultant against the Company, with respect to alleged consulting fees owed by MPX to the consultant, claiming the right to receive approximately $0.5 million and punitive damages. During the year ended December 31, 2021, the former consultant updated the claim to set forth the total damages claimed, which are $5.4 million, and provided supplemental disclosures which specify total damages sought, which are $167.0 million. On December 13, 2021, the Company and former consultant reached a full and final settlement of $1.5 million. As of September 30, 2022, $1.3 million was paid and the remaining balance of $0.2 million is presented as part of the accrued and other current liabilities line on the unaudited interim condensed consolidated balance sheets;

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

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:
In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. Discovery is ongoing, and no date has been set for trial.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On May 19, 2020,
Hi-Med
LLC
(“Hi-Med”),
an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the
“Hi-Med
Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the
“Hi-Med
Lawsuit”).
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
Hi-Med’s
second Amended Complaint.
Hi-Med’s
opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to
Hi-Med’s
opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss
Hi-Med’s
second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was so ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. Refer to Note 5 for further discussion on the Unsecured Debentures.
On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the
Hi-Med
Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a second Amended Complaint was included as part of the Stipulation identified above. On November 3, 2021, the SDNY so-ordered
the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October 12, 2022, the parties filed the Joint Stipulation and Proposed Scheduling Order. The parties proposed that the Company’s answer would be due on November 21, 2022; that the parties would submit a proposed discovery plan by December 12, 2022; and that discovery in the Class Action Lawsuit would be coordinated with discovery in the
Hi-Med
Lawsuit to the extent the two actions involved overlapping issues. The Joint Stipulation and Proposed Scheduling Order was so ordered by the court on October 19, 2022.

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
On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date for the closing of the Recapitalization Transaction be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On October 12, 2021, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date in the Restructuring Support Agreement be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal. On August 19, 2022, following the closing of the Recapitalization Transaction, the Company filed a Notice of Abandonment with the Ontario Court of Appeal to discontinue such appeal with prejudice.
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
During the year ended December 31, 2020, the Company filed a statement of claim against Oasis Investments II Master Fund Ltd. (“Oasis”), an Unsecured Lender, in the OSCJ. In response to the Company’s statement of claim, Oasis filed a statement of defense and counterclaim against the Company on March 13, 2020, alleging that the Company breached certain debt covenants and an order directing the Company to immediately repay Oasis its $25.0 million investment plus applicable interest, expenses and fees, among other damages. On July 15, 2020, in connection with the Recapitalization Transaction, the Company agreed to discontinue with prejudice its claim against Oasis, which was filed on February 27, 2020. In July 2022, Oasis discontinued its counterclaim with prejudice, in connection with the closing of the Recapitalization Transaction.
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
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100%
owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. CGX continues to prosecute its other two claims concerning Defendants’ use of LMS’ funds, and S8 continues to deny and defend against LMS’ contentions that S8 breached the MSA.
Note 12 - Related Party Transactions

	September 30,	December 31,
	2022	2021
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	12,388	—
Long-term debt, net of issuance costs (1)	110,154	—
Accrued and other current liabilities	6,486	—
Other long-term assets	—	4,552

Total	$129,028	$4,552

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 10.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 5 for further discussion.

As part of the MPX Acquisition, the Company acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrued interest at the rate of 16.0%, compounded annually. Interest was due upon maturity of the loan on December 31, 2021. During the year ended December 31, 2021, the Company exercised its right to convert the principal balance of the loan and accrued interest into a 99.0% equity interest in MPX NJ and exercised its option to acquire the remaining 1.0% of MPX NJ, upon receipt of approval from the New Jersey Cannabis Regulatory Commission (the “CRC”). On January 7, 2022, the CRC approved the Company’s acquisition of 100% of the equity interests in MPX NJ. The Company recorded acquisition costs of $Nil and $0.3 million within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively (September 30, 2021 - $Nil and $Nil, respectively). As of September 30, 2022, the balance of such facility was $Nil (December 31, 2021 – $4.6 million), which included accrued interest of $Nil (December 31, 2021 - $0.9 million). The related party balances are presented in other long-term assets on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Effective as of May 6, 2022 (the “Resignation Date”), Randy Maslow, the Company’s Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and its committees. In connection with the resignation, Mr. Maslow and the Company executed a separation agreement (the “Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow will receive total cash compensation in the amount of approximately $12.2 million (the “Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the Separation Agreement, the Company will continue to pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the Resignation Date. Mr. Maslow’s compensation and benefits under the Separation Agreement included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the Separation Agreement, Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow will continue to serve in a consulting role for a period of six months following the Resignation Date (provided that such period may be extended by additional six months by the Company) at a base compensation of $25 per month. During the three and nine month
s
ended September 30, 2022, the Company paid less than $0.1 million and $0.1 million, respectively, to Mr. Maslow in relation to consulting services provided (September 30, 2021 - $Nil and $Nil, respectively).
Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, and Senvest Master Fund, LP, for certain out-of-pocket
costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 10.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company shall have until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees shall accrue simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of September 30, 2022, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $6.5 million (December 31, 2021 – $Nil). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.
Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information
(a) Cash payments made on account of:

	Nine Months Ended September 30,
	2022	2021
Income taxes	$2,408	$1,560
Interest	71	71

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(b) Changes in other
non-cash
operating assets and liabilities are comprised of the following:

	Nine Months Ended September 30,
	2022	2021
Decrease (increase) in:
Accounts receivables	$154	$(4)
Prepaid expenses	(312)	461
Inventories	(672)	(4,534)
Other current assets	586	(548)
Other long-term assets	(10)	537
Operating leases	(969)	(1,087)
(Decrease) increase in:
Accounts payable	(2,325)	1,087
Accrued and other current liabilities	18,794	17,619

	$15,246	$13,531

(c) Depreciation and amortization are comprised of the following:

	Nine Months Ended September 30,
	2022	2021
Property, plant and equipment	$10,800	$10,135
Operating lease right-of-use assets	1,748	1,567
Intangible assets	12,240	11,564

	$24,788	$23,266

(d) Write-downs (recoveries) and other charges, net are comprised of the following:

	Nine Months Ended September 30,
	2022	2021
Account receivable recoveries	$(16)	$(72)
Operating lease liabilities	(354)
Operating lease right-of-use assets	(29)	258
Property, plant and equipment	(529)	—

	$(928)	$186

(e) Significant
non-cash
investing and financing activities are as follows:

	Nine Months Ended September 30,
	2022	2021
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	4,949	1,996
Non-cash consideration for asset acquisition	19,193	—
Shares issued to settle MPX purchase options assumed from the MPX Acquisition	1,500
Non-cash issuance of shares from consummation of the Recapitalization Transaction	455,443	—
Non-cash debt extinguishment from the consummation of the Recapitalization Transaction	(238,269)	—
Non-cash issuance of June Secured Debentures and June Unsecured Debentures from the consummation of the Recapitalization Transaction	99,402	—
Cash and Restricted Cash
For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of September 30, 2022, the Company held less than $0.1 million as restricted cash from certain bank deposits used for credit card processing (December 31, 2021—$3.3 million of funds held in escrow from the Senior Secured Bridge Notes).
The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	September 30,	December 31,
	2022	2021
Cash	$22,705	$13,244
Restricted cash	70	3,334

Total cash and restricted cash presented in the statements of cash flows	$22,775	$16,578

Note 14 - Subsequent Events
Legal Proceedings
Please refer to Note 11 for further discussion.
Issuance of Common Shares
On October 3, 2022, the Company issued 159,022 common shares for vested RSUs. The Company withheld 60,996 common shares to satisfy employees’ tax obligations of $1.9 million.

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

Through our subsidiaries, we currently own and/or operate 35 dispensaries and 10 cultivation and/or processing facilities in nine U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional 9 dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of dispensary licenses in Florida, and up to 21 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states, all subject to the necessary regulatory approvals.

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

Pursuant to the Recapitalization Transaction, the Secured Lenders, the Unsecured Lenders and the existing holders of our common shares at the closing of the Recapitalization Transaction (the “Existing Shareholders”) were allocated and issued the June Secured Debentures, the June Unsecured Debentures and percentage of our pro forma common shares, as presented in the following table:

(in ’000s of U.S. dollars)	June Secured Debentures[1]	Interim Financing[2]	June Unsecured Debentures[3]	Pro Forma Common Equity[4]
Secured Lenders	$85,000	$14,737	$5,000	48.625%
Unsecured Lenders	—	—	15,000	48.625%
Existing Shareholders	—	—	—	2.75%

Total	$85,000	$14,737	$20,000	100%

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

Consummation of the Recapitalization Transaction through the Plan of Arrangement was subject to certain conditions, including: approval of the Secured Lenders, Unsecured Lenders and existing holders of our common shares, warrants and options, which was obtained; approval of the Plan of Arrangement by the Court, which was obtained; and the receipt of all approvals by state-level regulators and the Canadian Securities Exchange (collectively, the “Requisite Approvals”). All Requisite Approvals required to consummate the Recapitalization Transaction were satisfied, conditioned, or waived by the Company, Secured Lenders and Consenting Unsecured Lenders, for purposes of closing the Recapitalization Transaction on the Closing Date. As of September 2022, we have finalized all outstanding Requisite Approvals, including state regulatory approvals in the states of New Jersey and New York.

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

The initial nominees of the First Investor were Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert.

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

The Second Investor, Third Investor and Fourth Investor nominated Alexander Shoghi, Zachary Arrick and Marco D’Attanasio, respectively, as members of the Board. Mr. D’Attanasio resigned from the Board effective as of September 15, 2022. Pursuant to the IRA, the Fourth Investor is entitled to nominate a replacement.

Acquisitions

In January 2018, we, through our wholly - owned subsidiary, CGX Life Sciences, Inc. (“CGX”), entered into separate option agreements, as amended, with (i) all of the shareholders (the “Budding Rose Sellers”) of Budding Rose, Inc. (“Budding Rose”); (ii) all of the shareholders (the “Rosebud Sellers”) of Rosebud Organics, Inc. (“Rosebud”) and (iii) Elizabeth Stavola (the “GMMD Seller” and together with the Budding Rose Sellers and Rosebud Sellers, the “Sellers”), our former officer and director and the sole member of GreenMart of Maryland, LLC (“GMMD”), pursuant to which, CGX was granted and exercised its options to acquire 100% ownership of Budding Rose, Rosebud and GMMD on September 16, 2021, April 1, 2021 and November 5, 2021, respectively, all subject to regulatory approval by the Maryland Medical Cannabis Commission (the “MMCC”). On July 28, 2022, the MMCC approved CGX’s request to acquire 100% ownership of Budding Rose, Rosebud and GMMD. On August 9, 2022, CGX closed on its acquisition of GMMD, and on August 18, 2022, CGX closed on its acquisitions of Rosebud and Budding Rose.

Recent Developments

Issuance of Common Shares

On October 3, 2022, we issued 159,021,690 common shares for vested RSUs and withheld 60,995,855 common shares to satisfy our employees’ tax obligations of $1.9 million.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Revenues and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2022	2021	2022	2021
Revenues
Eastern Region	$23,770	$31,518	$74,315	$99,298
Western Region	15,331	17,361	50,476	54,767
Other	270	384	851	1,231

Total revenues	$39,371	$49,263	$125,642	$155,296

Cost and expenses applicable to revenues
Eastern Region	$(12,557)	$(12,058)	$(32,766)	$(34,273)
Western Region	(10,454)	(11,130)	(33,975)	(32,953)
Other	(179)	(18)	(560)	(981)

Total cost and expenses applicable to revenues	$(23,190)	$(23,206)	$(67,301)	$(68,207)

Gross profit
Eastern Region	$11,213	$19,460	$41,549	$65,025
Western Region	4,877	6,231	16,501	21,814
Other	91	366	291	250

Total gross profit	$16,181	$26,057	$58,341	$87,089

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey and Vermont. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2022	2021	2022	2021
Total operating expenses	$29,905	$30,841	$126,868	$92,538
Total other expenses	3,946	6,962	322,541	25,829
Income tax expense	4,325	4,090	14,591	19,265

Selling, General and Administrative Expenses Details

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2022	2021	2022	2021
Salaries and employee benefits	$9,094	$9,592	$28,334	$28,943
Severance	352	—	12,242	—
Share-based compensation	4,657	1,613	27,493	4,908
Legal and other professional fees	2,096	4,387	7,464	13,223
Deferred professional fees related to the Recapitalization Transaction	—	—	7,091	—
Facility, insurance and technology costs	3,943	3,929	11,908	11,902
Marketing expenses	1,129	1,218	3,637	3,389
Travel and pursuit costs	197	180	666	444
Amortization on right-of-use assets	540	530	1,748	1,567
Other general corporate expenditures	1,212	1,662	4,173	4,454

Total	$23,220	$23,111	$104,756	$68,830

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

Total other income and expenses

Total other income and expenses include income and expenses that are not included in the ordinary day-to-day activities of our business. This includes the impact of any debt extinguishments, interest and accretion expenses on our financing arrangements, fair value gains or losses on our financial instruments, and income earned from arrangements that are not from our ordinary revenue streams of retail, wholesale, or the delivery of cannabis products.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

Eastern region

For the three months ended September 30, 2022, our sales revenues in the eastern region were $23.8 million as compared to $31.5 million for the three months ended September 30, 2021, which represents a decrease of 24.6%. The main drivers for the decrease in revenues are lower retail revenues in Florida and both lower retail and wholesale revenues in Maryland and Massachusetts from increased competition and price compression in these markets. This was offset by an increase in retail revenues in New York attributable to the sale of whole flower which was approved for sale in the state of New York in October 2021 and retail revenues from our new dispensary in New Jersey, which opened on May 5, 2022.

For the three months ended September 30, 2022, gross profit was $11.2 million, or 47.2% of sales revenues, as compared to a gross profit of $19.5 million, or 61.7% of sales revenues, for the three months ended September 30, 2021. Gross margins decreased due to lower selling prices in retail dispensaries in Florida, Maryland and Massachusetts as well as lower wholesale prices in Maryland and Massachusetts while production costs and sales discounts continued to increase as a result of nationwide inflation and increased competition in these markets.

During the three months ended September 30, 2022, approximately 10,440 pounds of plant material was harvested in the eastern region as compared to approximately 9,740 pounds harvested during the three months ended September 30, 2021. The increase in harvested of plant material was due to an increase in harvests in Massachusetts and New Jersey from the ramp up of our Fall River and Pleasantville facilities during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Western region

For the three months ended September 30, 2022, our sales revenues in the western region were $15.3 million as compared to $17.4 million for the three months ended September 30, 2021, which represents a decrease of 11.7%. The decrease in revenues in the western region is attributable to lower wholesale revenues in Arizona and Nevada and a decrease in retail revenues in Arizona during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This was partially offset by new retail revenues from our new Las Vegas, Nevada dispensary which opened in September 2022.

For the three months ended September 30, 2022, gross profit was $4.9 million, or 31.8% of sales revenues, as compared to a gross profit of $6.2 million, or 35.9% of sales revenues, for the three months ended September 30, 2021. Gross margins decreased due to higher sales discounts offered in Arizona and higher cultivation costs incurred in Nevada during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

During the three months ended September 30, 2022, approximately 1,590 pounds of plant material was harvested in the western region as compared to approximately 2,060 pounds harvested during the three months ended September 30, 2021. The decrease in harvested plant material is attributable to lower cultivation yields in Nevada during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Other revenues

For the three months ended September 30, 2022, other revenues were $0.3 million as compared to $0.4 million for the three months ended September 30, 2021. This decrease is due to lower sales from our CBD business.

Total operating expenses

For the three months ended September 30, 2022, our total operating expenses were $29.9 million as compared to $30.8 million for the three months ended September 30, 2021, which represents a decrease of 3.0%.

The decrease in total operating expenses between the three months ended September 30, 2022 and 2021 is due to one-time recoveries during the three months ended September 30, 2022 of $1.1 million from the sale of our Fall River property and the early termination of an office lease. Further, we incurred no impairment losses during the three months ended September 30, 2022 as compared to impairment losses of $0.1 million from the three months ended September 30, 2021. This was partially offset by an increase in our depreciation and amortization expenses of $0.2 million and an increase in our selling, general and administrative expenses of $0.1 million as compared to the three months ended September 30, 2021.

Total other income and expenses

For the three months ended September 30, 2022, our total other expenses were $3.9 million as compared to $7.0 million for the three months ended September 30, 2021, which represents a decrease of 43.3%.

The decrease in total other expenses between the three months ended September 30, 2022 and 2021 is primarily a result of the closing of the Recapitalization Transaction on June 24, 2022 that extinguished a portion of our total outstanding debt and reduced the interest rates on the June Secured Debentures, June Unsecured Debentures and the Senior Secured Bridge Notes. This resulted in lower interest expense of $3.5 million during the three months ended September 30, 2022 as compared to $6.0 million for the three months ended September 30, 2021. Further, we did not incur any interest on the Exit Fee during the three months ended September 30, 2022 as the Exit Fee was cancelled as part of the Recapitalization Transaction, as compared to $0.4 million during the three months ended September 30, 2021. Other income increased by $0.3 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, as we are now earning rental income from our sublease arrangements.

Total other expenses increased by an increase in accretion expense of $0.3 million as we are now accruing accretion on the June Secured Debentures and June Unsecured Debentures as compared to no accretion expense on the $40.0 million secured notes we issued on May 14, 2018 (the “Tranche One Secured Notes”), the $20.0 million of secured notes we issued on September 30, 2019 (the “Tranche Two Secured Notes”) and the $36.2 million of secured notes we issued on December 20, 2019 (the “Tranche Three Secured Notes”) which were fully accreted as of May 2021.

Income tax expense

For the three months ended September 30, 2022, our income tax expense was $4.3 million as compared to $4.1 million for the three months ended September 30, 2021, which represents an increase of 5.7%. The increase in income tax expense is a result of our higher taxable income during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

Eastern region

For the nine months ended September 30, 2022, our sales revenues in the eastern region were $74.3 million as compared to $99.3 million for the nine months ended September 30, 2021, which represents a decrease of 25.2%. The main drivers for the decrease in revenues are lower retail revenues in Florida and both lower retail and wholesale revenues in Maryland, Massachusetts and Vermont from increased competition and price compression in these markets. This was offset by an increase in retail revenues in New York attributable to the sale of whole flower which was approved for sale in the state of New York in October 2021 and from retail revenues earned from our new dispensary in New Jersey, which opened on May 5, 2022.

For the nine months ended September 30, 2022, gross profit was $41.5 million, or 55.9% of sales revenues, as compared to a gross profit of $65.0 million, or 65.5% of sales revenues, for the nine months ended September 30, 2021. Gross profit decreased due to lower selling prices in Florida, Maryland and Massachusetts as well as lower wholesale prices in Maryland and Massachusetts while production costs and sales discounts continued to increase as a result of nationwide inflation and increased competition in these markets.

During the nine months ended September 30, 2022, approximately 30,360 pounds of plant material was harvested in the eastern region as compared to approximately 33,240 pounds harvested during the nine months ended September 30, 2021. The decrease in harvested plant material was due to lower yields in Florida due to poor weather conditions, partially offset by an increase in harvests in Massachusetts and New Jersey from the ramp up of our Fall River and Pleasantville facilities during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Western region

For the nine months ended September 30, 2022, our sales revenues in the western region were $50.5 million as compared to $54.8 million for the nine months ended September 30, 2021, which represents a decrease of 7.8%. The decrease in revenue in the western region is attributable to lower wholesale revenues in Nevada and a decrease in retail revenues in Arizona during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, gross profit was $16.5 million, or 32.7% of sales revenues, as compared to a gross profit of $21.8 million, or 39.8% of sales revenues, for the nine months ended September 30, 2021. Gross margins decreased due to higher sales discounts offered in Arizona and from higher cultivation costs incurred in Nevada during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, approximately 5,260 pounds of plant material was harvested in the western region as compared to approximately 5,160 pounds harvested during the nine months ended September 30, 2021. Cultivation yields in both Arizona and Nevada have remained relatively consistent during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Other revenues

For the nine months ended September 30, 2022, other revenues were $0.9 million as compared to $1.2 million for the nine months ended September 30, 2021. This decrease is due to lower sales from our CBD business.

Total operating expenses

For the nine months ended September 30, 2022, our total operating expenses were $126.9 million as compared to $92.5 million for the nine months ended September 30, 2021, which represents an increase of 37.1%.

The increase in total operating expenses between the nine months ended September 30, 2022 and 2021 resulted from an increase of $35.9 million in our selling, general, and administrative expenses which is attributable to: $12.2 million increase in severance expenses, including a $12.0 million payment to our former Interim Chief Executive Officer; a $22.6 million increase in share-based compensation from the grant of restricted stock units to employees and directors and the concurrent cancellation of existing stock options; and an increase in deferred professional fees of $7.1 million from the closing of the Recapitalization Transaction on June 24, 2022. Total selling, general and administrative expenses were partially offset by a decrease in legal and other fees by $5.8 million and a decrease from salaries and other general corporate expenditures of $0.2 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Further, there was an increase in our depreciation and amortization expenses of $1.3 million as our depreciable fixed asset base increased from $136.7 million as of September 30, 2021 to $143.8 million as of September 30, 2022. The increase in operating expenses was offset by a decrease of impairment losses of $1.8 million year-over-year as there were no impairment charges during the nine months ended September 30, 2022. In addition, one-time recoveries of $1.1 million from the sale of our Fall River property and the early termination of an office lease during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, further offset the increase in operating expenses.

For the nine months ended September 30, 2022, excise taxes were $0.4 million as compared to $0.8 million for the nine months ended September 30, 2021. Excise taxes are included as part of the selling, general, and administrative expenses on the unaudited interim condensed consolidated statements of operations.

Total other income and expenses

For the nine months ended September 30, 2022, our total other expenses were $322.5 million as compared to total other expenses of $25.8 million for the nine months ended September 30, 2021, which represents an increase of 1,148.8%.

The increase in total other income and expenses between the nine months ended September 30, 2022 and 2021 is primarily due to a one-time $316.6 million loss on debt extinguishment related to the closing of the Recapitalization Transaction. This increase in total other expenses was offset by a decrease in accretion expense of $5.7 million as our Tranche One Secured Notes, Tranche Two Secured Notes and Tranche Three Secured Notes were fully accreted as of May 2021 resulting in no accretion expense on these instruments during the nine months ended September 30, 2022, as compared to five months of accretion expense for these instruments taken during the nine months ended September 30, 2021. This was partially offset by accretion expense on the June Secured Debentures and June Unsecured Debentures since the closing of the Recapitalization Transaction on June 24, 2022. The closing of the Recapitalization Transaction also extinguished a portion of our total debt outstanding and reduced the interest rates on the June Secured Debentures, June Unsecured Debentures and the Senior Secured Bridge Notes. This resulted in a lower interest expense of $2.4 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Furthermore, other income increased by $11.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily from a fair value gain net of tax of $10.5 million from the noncash consideration provided as part of the acquisition of MPX New Jersey LLC (“MPX NJ”) and from sublease income earned from our sublease arrangements.

Income tax expense

For the nine months ended September 30, 2022, our income tax expense was $14.6 million as compared to $19.3 million for the nine months ended September 30, 2021, which represents a decrease of 24.3%. The decrease in income tax expense is due to lower taxable income during the nine months ended September 30, 2022, as compared to nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we held unrestricted cash of $22.7 million (December 31, 2021—$13.2 million) and had an accumulated deficit of $1,207.3 million (December 31, 2021—$801.6 million) and a working capital deficit of $44.9 million (December 31, 2021—$231.7 million). In assessing our liquidity, we monitor our cash on-hand and our operating expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations primarily through equity and debt financings and our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations in the future. We expect to finance our operating activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, the terms of certain of our debt instruments impose certain restrictions on our operating and financing activities, including, but not limited to, our ability to incur certain additional indebtedness and our ability to issue shares or convertible securities. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions and/or as a result of strategic initiatives.

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

We believe that the consummation of the Recapitalization Transaction will provide the necessary funding for us to continue funding our operations in the future. Further, the consummation of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures, June Unsecured Debentures and the $11.0 million senior secured bridge notes issued by iAnthus New Jersey, LLC, and allows interest to be paid-in-kind. As a result of the closing of the Recapitalization Transaction, we are now able to seek additional debt and/or equity financings as necessary. As such, we believe we may be able to continue as a going concern for a period of no less than 12 months from the date of these unaudited interim condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flow for the Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash used in operating activities during the nine months ended September 30, 2022 was $14.1 million as compared to net cash provided by operating activities of $19.8 million for the nine months ended September 30, 2021. The reduction in our net cash provided from operating activities was due to our net loss of $405.7 million, partially offset by $316.6 million from loss on debt extinguishment from the consummation of the Recapitalization Transaction, $27.5 million in share-based compensation as a result of the issuance of restricted stock units and concurrent cancellation of all existing stock options, $24.8 million of depreciation and amortization expense, $15.1 million in interest expense, a $10.5 million gain from nonmonetary consideration from the MPX NJ acquisition, $2.6 million of accretion expense, and $15.2 million from changes in operating assets and liabilities items during the nine months ended September 30, 2022.

Changes in other operating assets for the nine months ended September 30, 2022 include an increase in inventory of $0.7 million due to lower sales during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, and an increase of $1.0 million related to the recognition of right-of-use assets during the nine months ended September 30, 2022.

Changes in other operating liabilities for the nine months ended September 30, 2022 include an increase in accrued and other current liabilities of $18.7 million due to accrued income taxes for the period, interest and recapitalization fees due upon closing of the Recapitalization Transaction on June 24, 2022, and a decrease in accounts payable of $2.3 million.

As we continue to expand our operations and as these operations become more established, we continue to expect our business to become cash generative and we intend to place less reliance on financing from other sources to fund our operations. We have negative cash flows from operations in 2022 and therefore no assurance can be given that we will have positive cash flows in the future.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022, was $3.6 million as compared to $18.0 million during the nine months ended September 30, 2021. The decrease in cash used in investing activities was primarily attributable to lower cultivation and dispensary construction expenditures of $5.8 million during the nine months ended September 30, 2022 as compared to $16.5 million during the nine months ended September 30, 2021. In addition, during the nine months ended September 30, 2022, we loaned $0.1 million to MPX NJ as compared to $1.0 million during the nine months ended September 30, 2021.

Cash flow provided from investing activities during the nine months ended September 30, 2022 included $2.4 million which was a result from the sale of certain property, plant and equipment compared to $Nil, during the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $23.9 million as compared to $10.3 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we received proceeds from the issuance of the Additional Secured Notes of $24.3 million which was partially offset by approximately $0.3 million on repayment of debt. This compares to the issuance of the Senior Secured Bridge Notes in the principal amount of $11.0 million, offset by related debt issuance costs of $0.7 million and repayment of certain debt of less than $0.1 million during the nine months ended September 30, 2021.

Related Party Transactions

As part of the acquisition of MPX Bioceutical Corporation on February 5, 2019, we acquired a related party receivable of $0.7 million due from a company owned by a former director and officer, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrued interest at the rate of 16.0%, compounded annually. Interest was due upon maturity of the loan on December 31, 2021. During the year ended December 31, 2021, we exercised our right to convert the principal balance of the loan and accrued interest into a 99% equity interest in MPX NJ and exercised our option to acquire the remaining 1% of MPX NJ, which was approved by the New Jersey Cannabis Regulatory Commission on January 7, 2022. We recorded acquisition costs of $Nil and $0.3 million within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the balance of such facility was $Nil (December 31, 2021 – $4.6 million), which includes accrued interest of $Nil (December 31, 2021—$0.9 million). The related party balances are presented in other long-term assets on the unaudited interim condensed consolidated balance sheets.

Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 10% of the voting interests in the Company and therefore are classified as related parties. For further discussion, refer to Note 5 of the unaudited interim condensed consolidated financial statements included in Item I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

Effective as of May 6, 2022 (the “Resignation Date”), Randy Maslow, our Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with our subsidiaries and its affiliates, and from our Board of Directors and committees. In connection with the resignation, we executed a separation agreement (the “Separation Agreement”) with Mr. Maslow, pursuant to which Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow will receive total cash compensation in the amount of approximately $12.2 million (the “Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $300,000). The remainder of the Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the Resignation Date, which became accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the Separation Agreement, we will continue to pay the monthly premium for Mr. Maslow’s continued participation in our health and dental insurance benefits pursuant to COBRA for one year from the Resignation Date. Mr. Maslow’s compensation and benefits under the Separation Agreement also included the extension of exercise period of options to acquire our common shares, until the earlier of (i) five years from the Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the Separation Agreement, Mr. Maslow’s options to acquire our common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow will continue to serve in a consulting role for a period of six months following the Resignation Date (provided that we may extend such period by an additional six months) at a base compensation of $25,000 per month. During the three and nine months ended September 30, 2022, we paid less than $0.1 million and $0.1 million, respectively, to Mr. Maslow in relation to consulting services provided (September 30, 2021—$Nil and $Nil, respectively).

Pursuant to the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, and Senvest Master Fund, LP, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 10% of our outstanding common shares upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We have until December 31, 2022 to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees shall accrue simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of September 30, 2022, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $6.5 million (December 31, 2021 – $Nil). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Debt Modifications and Extinguishments

In accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 470-50 Debt Modifications and Extinguishments (“ASC 470-50”), we determine the fair value of any debt modified or extinguished on the closing date of the modification as well as the fair value of what was received in exchange of any debt modification or extinguishment. The determination of these fair values requires estimates and the use of valuation techniques when a market value is not readily available. Any difference between the exchange resulting from a debt modification or extinguishment may result in a gain or loss on debt extinguishment within our unaudited interim condensed consolidated statements of operations.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due material weakness, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include valuation of inventory, sales and expense cutoff for certain subsidiaries, accounting for business combinations, accounting for debt modifications and extinguishments, and our provisioning of user access rights, password lengths, certain backup/recovery controls and change management controls.

We have developed a plan to remediate the material weaknesses, which includes implementing improved processes and internal controls to ensure the proper application of accounting practices and guidance. In addition, we intend to dedicate accounting resources to assessing our existing internal controls and to develop a plan to remediate these material weaknesses.

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

Roberts Matter

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement (“SRA”) to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the SRA forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the SRA. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. Discovery is ongoing, and no date has been set for trial.

Oasis Matter

On February 27, 2020, the Company filed a statement of claim in the OSCJ against Oasis Investments II Master Fund Ltd. (“Oasis”), an Unsecured Lender. In response to the Company’s statement of claim, Oasis filed a statement of defense and counterclaim against the Company on March 13, 2020, alleging that the Company breached certain debt covenants and an order directing the Company to immediately repay Oasis its $25,000,000 investment plus applicable interest, expenses and fees, among other damages. On July 15, 2020, in connection with the Recapitalization Transaction, the Company agreed to discontinue with prejudice its claim against Oasis which was filed on February 27, 2020. In July 2022, Oasis discontinued its counterclaim with prejudice in connection with the closing of the Recapitalization Transaction.

Plan of Arrangement

On August 20, 2021, the Applicants filed the Application with the OSCJ, which sought, among other things, a declaration that the Outside Date for the closing of the Recapitalization Transaction be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On August 24, 2021, the Company and Applicants appeared for a case conference before the OSCJ at which the OSCJ issued the Stay Order that required the parties to the Restructuring Support Agreement to maintain the status quo until the hearing on September 23, 2021. Specifically, the Stay Order provided that the parties shall remain bound by the Restructuring Support Agreement and not take any steps to advance or impede the regulatory approval process for the closing of the Recapitalization Transaction or otherwise have any communication with the applicable state-level regulators concerning the Recapitalization Transaction or the other counterparties to the Restructuring Support Agreement. On September 23, 2021, the parties appeared before the OSCJ for a hearing on the Application. Following this hearing, the OSCJ issued an endorsement that extended the Stay Order from September 23, 2021 until 48 hours after the release of the OSCJ’s decision on the merits of the Application. On October 12, 2021, the OSCJ issued the Decision granting the Applicant’s relief sought in the Application. Specifically, the OSCJ granted the declaration sought by the Applicants and ordered that the Outside Date be extended to the date on which any regulatory approval or consent condition to implementation of the Plan of Arrangement is satisfied or waived. On November 10, 2021, the Company filed a Notice of Appeal with the Ontario Court of Appeal. On August 19, 2022, following the closing of the Recapitalization Transaction, the Company filed a Notice of Abandonment with the Ontario Court of Appeal to discontinue such appeal with prejudice.

U.S. Hi-Med Matter

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the “Hi-Med Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the “Hi-Med Lawsuit”). Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the Hi-Med Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ reply were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss Hi-Med’s second Amended Complaint. Hi-Med’s opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was so ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on October 24, 2022 and are currently pending before the court.

U.S. Shareholder Class Action

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a second Amended Complaint was included as part of the Stipulation identified above. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October 12, 2022, the parties filed the Joint Stipulation and Proposed Scheduling Order. The parties proposed that the Company’s answer would be due on November 21, 2022; that the parties would submit a proposed discovery plan by December 12, 2022; and that discovery in the Class Action Lawsuit would be coordinated with discovery in the Hi-Med Lawsuit to the extent the two actions involved overlapping issues. The Joint Stipulation and Proposed Scheduling Order was so ordered by the court on October 19, 2022.

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

In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. CGX continues to prosecute its other two claims concerning Defendants’ use of LMS’ funds, and S8 continues to deny and defend against LMS’ contentions that S8 breached the MSA.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021(“Annual Report”), as amended by Part II, Item 1A “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Quarterly Report” and together with the Annual Report, the “Reports”). There have been no material changes in our risk factors from those previously disclosed in our Reports. You should carefully consider the risks described in our Reports, which could materially affect our business, financial condition or future results. The risks described in our Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 18, 2022, the Company issued 408 common shares to settle shares to be issued with regards to purchase options assumed by the Company on February 5, 2019 as part of MPX Acquisition.

The foregoing issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Qfor the quarter ended September 30, 2022 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: November 8, 2022	By:	/s/ Robert Galvin
Robert Galvin
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Julius Kalcevich
Julius Kalcevich
Chief Financial Officer
(Principal Financial and Accounting Officer)