Form 10-K
period 2022-12-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2023-03-30
CIK 1643154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, no par value

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule
12b-2
of the Exchange Act)    Yes  ☐    No  ☒
The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022 was approximately $57.1 million

based upon the closing price of the registrant’s common shares of $0.0647 on the OTC Pink Tier of the OTC Markets Group Inc. as of that date.
Number of common shares outstanding as of March
2
4
, 2023 was
6,439,071,155
.
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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 24 of Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. We cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors relating to our company but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occur (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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

•

We will need additional capital to sustain our operations, and will likely need to seek further financing, which may not be on acceptable terms, if at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be limited.

•	We may not have sufficient cash flow from our business to pay our debt obligations.

•	Outstanding debt instruments are secured by our assets and our failure to comply with the terms of such debt instruments could result in the loss of all of our assets.

•	We may face limitations on ownership of cannabis licenses.

•	There is uncertainty surrounding the regulatory pathway for CBD.

•	Our products are not approved by the FDA or any other federal governmental authority.

•	The presence of trace amounts of THC in our hemp products may cause adverse consequences to users of such products that will expose us to the risk of liability and other consequences.

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

•	We may become subject to liability arising from fraudulent or illegal activity by our employees, independent contractors and consultants.

•	We may be subject to risks related to the protection and enforcement of our intellectual property rights.

•	Significant inflation could adversely affect our business and financial results.

Risks Related to Government Regulations

•	The cannabis industry is highly regulated.

•	Our business activities and the business activities of our subsidiaries, while believed to be compliant with applicable U.S. state and local laws, currently are illegal under U.S. federal law.

•	If we are not able to comply with all safety, security, health and environmental regulations applicable to our operations and industry, we may be held liable for any breaches thereof.

•	U.S. border officers could deny entry into the United States to non-U.S. citizens who are employees of or investors in companies with cannabis operations in the United States or Canada.

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

Through our subsidiaries, we currently own and/or operate 35 dispensaries and 11 cultivation and/or processing facilities in nine U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, we have the capacity to own and/or operate up to an additional 15 dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of dispensaries in Florida and up to 21 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states, all subject to the necessary regulatory approvals.

Our multi-state operations encompass the full spectrum of medical and adult-use cannabis and CBD enterprises, including cultivation, processing, product development, wholesale-distribution and retail. Cannabis products offered by us include flower and trim, products containing cannabis flower and trim (such as packaged flower and pre-rolls), cannabis infused products (such as topical creams and edibles) and products containing cannabis extracts (such as vape cartridges, concentrates, live resins, wax products, oils and tinctures). Our CBD products include topical creams, tinctures and sprays and products designed for beauty and skincare (such as lotions, creams, haircare products, lip balms and bath bombs). Under U.S. federal law, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act (the “CSA”). A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), the Food and Drug Administration (the “FDA”) has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis, cannabis-derived or CBD products. See Risk Factor – Our products are not approved by the FDA or any other federal governmental authority.

Operations

Cultivation. We cultivate multiple strains of cannabis plants within our licensed cultivation facilities across the United States. We believe that our facilities are designed, managed and operated to cultivate high-quality products in a cost-effective manner. Our cultivation process uses all parts of the cannabis plant, including flower and trim (“biomass”), to produce cannabis products that we sell at our dispensaries and distribute to third parties on a wholesale basis. We currently have 11 issued cultivation and processing licenses in eight U.S. states, with approximately 488,000 square feet of cultivation and processing space which is fully built-out and the ability to expand to a total of approximately 813,000 square feet of space within our existing lots, subject to regulatory approval. We currently have the ability to harvest approximately 61,000 pounds of biomass annually in our existing cultivation space, and we believe that we will have the ability to harvest approximately 176,000 pounds of biomass annually if we are able to use all of our projected cultivation space, including the cultivation space that is currently under construction and the additional unused cultivation space within our existing lots.

Product Development and Processing. We develop and sell cannabis products for medical and adult-use and CBD products for beauty and skincare. Biomass is processed into oil and resin that is used to develop numerous cannabis-extracted products, including vape pen oils, lotions, tinctures, other concentrates and edibles. We typically conduct product development and processing activities within our cultivation facilities and CBD products are manufactured in third-party manufacturing facilities. Processing procedures include developing formulations and packaging for all cannabis branded products, including the brands we own (such as GrowHealthy,

Black Label and Melting Point Extracts (MPX)), as well as brands that we manufacture and sell pursuant to our white label and/or licensing agreements.

Distribution.

Wholesale.

We distribute our cannabis and CBD products through our wholesale channel to over 150 dispensaries, including our own dispensaries and other third-party dispensaries in Arizona, Maryland, Massachusetts and Nevada. These include our MPX and Black Label branded products.

Retail.

We currently own and/or operate 35 dispensaries for the sale of medical and/or adult-use cannabis, CBD and ancillary products. These dispensaries sell products that have been cultivated, developed and processed by us as well as third parties, in states where such sales are permitted. We own and/or operate licensed dispensaries in prime markets, including Atlantic City, Baltimore, Bethesda, Boston, Brooklyn, Las Vegas, Miami, Orlando, Phoenix, Staten Island and West Palm Beach, and we plan to open additional locations in the future.

Direct-to-Consumer.

We sell CBD For Life products directly to consumers online at www.cbdforlife.us as well as in retail locations across the United States.

Our Marijuana Dispensaries, Cultivation and Manufacturing

The table below provides a summary of our licensed operations:

State	Licensed Entity	Type of Investment	Permitted Number of Facilities
Arizona	ABACA, Inc. (“ABACA”) The Healing Center Wellness Center, Inc. (“THCWC”) Health for Life, Inc. (“HFL”) Soothing Options, Inc. (“Soothing Options”)	See Note 1	4 dispensaries[2] 12 cultivation/processing[2] 4 processing/packaging[2]

Colorado	See Note 3	See Note 3	See Note 3

Florida	McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”)	Ownership (100%)[4]	No dispensary cap[5] 1 cultivation[6] 1 processing[6]

Illinois	Island Thyme, LLC (“Island Thyme”)	Ownership (18.8%)[7]	2 adult-use dispensaries[8]

Maryland	LMS Wellness, Benefit LLC (“LMS”) GreenMart of Maryland, LLC (“GMMD”) Rosebud Organics, Inc. (“Rosebud”) Budding Rose, Inc. (“Budding Rose”)	See Note 9 Ownership (100%)[9] Ownership (100%)[9] Ownership (100%)[9]	3 dispensaries 1 processing

Massachusetts	Mayflower Medicinals, Inc. (“Mayflower”) Cannatech Medicinals, Inc. (“Cannatech”)	Ownership (100%)[10]	3 medical dispensaries[11] 3 adult-use dispensaries[11] 3 medical cultivation/processing[12] 3 adult-use cultivation[12] 3 adult-use processing[12]

Nevada	GreenMart of Nevada NLV, LLC (“GMNV”)	Ownership (100)%[13]	3 dispensaries[14] 1 cultivation[14] 1 processing[14]

New Jersey	MPX New Jersey LLC (“MPX NJ”)	Ownership (100%)[15]	3 dispensaries[16] 1 cultivation[17] 1 processing[17]

New York	Citiva Medical, LLC (“Citiva”)	Ownership (100%)	8 dispensaries[18] 1 cultivation[18] 1 processing[18]

Vermont	FWR Inc. d/b/a Grassroots Vermont (“GRVT”)	Ownership (100%)[19]	2 dispensaries[20] 1 cultivation[20] 1 processing[20]

United States	iA CBD, LLC (“iA CBD”)	Ownership (100%)	See Note 21

(1)

ABACA, HFL, Soothing Options and THCWC are non-profit entities. Our wholly-owned subsidiary, iAnthus Arizona, LLC (“iA AZ”), has entered into management agreements with ABACA, HFL, Soothing Options and THCWC, each of which holds an Arizona Medical Marijuana Dispensary Registration Certificate and a Marijuana Establishment License.

(2)

A holder of an Arizona Medical Marijuana Dispensary Registration Certificate and Marijuana Establishment License, also referred to as a dual license holder, permits its holder to operate one co-located medical and adult-use retail cannabis dispensary, which can be co-located with one medical or adult-use cannabis cultivation and manufacturing facility, two separately located cultivation and manufacturing facilities, and one separately located manufacturing, packaging, and storage facility. The Dispensary Registration Certificates and Marijuana Establish Licenses each held by ABACA, HFL, Soothing Options and THCWC, collectively allow for the operation of: (i) up to four co-located medical and adult-use cannabis retail dispensaries, (ii) up to four on-site cultivation facilities to cultivate and manufacturing cannabis and cannabis products; (iii) up to eight off-site cultivation facilities to cultivate and manufacture cannabis and cannabis products, and (iv) up to four off-site locations to manufacture, package, and store cannabis and cannabis products, all subject to regulatory approval. Through ABACA, HFL, Soothing Options and THCWC, we currently operate four medical cannabis dispensaries and three facilities for medical cannabis cultivation and processing, two of which are co-located with their affiliated dispensaries. Adult-use retail sales began in April 2021. In addition, Soothing Options has entered into a Cultivation Services Agreement with an unaffiliated, third-party, pursuant to which Soothing Options will license its off-site medical cultivation and processing license to such third-party for a monthly fee and an option to purchase a set amount of biomass per month.

(3)

We do not currently have a license to operate a cannabis business in Colorado; however, on December 5, 2016, in related transactions, we, through our wholly-owned subsidiaries, Scarlet Globemallow, LLC (“Scarlet”) and Bergamot Properties, LLC (“Bergamot”), acquired certain non-cannabis assets of Organix, LLC (“Organix”) and the real estate holdings of Organix’s affiliate, DB Land Holdings, Inc., consisting of a 12,000 square foot cultivation facility in Denver, Colorado. Bergamot also purchased a dispensary located in Breckenridge, Colorado from a third-party.

(4)

We own 100% of GHHIA Management, Inc. (“GHHIA”), which holds an exclusive 40-year management agreement to operate the medical cannabis business associated with the Florida Medical Marijuana Treatment Center (“MMTC”) license issued to McCrory’s, and GHHIA owns 100% of McCrory’s.

(5)

Florida previously imposed a progressive limit on the number of medical cannabis dispensaries that could be operated by each vertically licensed MMTC based on the number of registered qualified medical cannabis patients in the state. This statutory cap, which permitted 25 dispensaries per MMTC, increasing by 5 dispensaries for each additional 100,000 patients registered in Florida’s Medical Marijuana Use Registry, expired on April 1, 2020. As of April 1, 2020, the MMTC license held by McCrory’s is no longer subject to the statutory cap. Through its vertically integrated MMTC license, McCrory’s currently operates 18 medical dispensaries in Florida.

(6)	Through its vertically integrated MMTC license, McCrory’s currently operates one co-located cultivation and processing facility located in Lake Wales, Florida.
(7)

Our wholly-owned subsidiary, IA IT, LLC (“IA IT”), holds an 18.8% ownership interest in Island Thyme with the remaining 81.2% of Island Thyme being held by third parties. In August 2021, Island Thyme won two lotteries (the “IL Lotteries”) conducted by the Illinois Department of Financial and Professional Regulation (“IFPR”) as a result of which, Island Thyme was awarded two conditional adult-use dispensary licenses (the “IL Conditional Licenses”). On February 1, 2023, Island Thyme submitted an application to the IFPR to convert the IL Conditional Licenses to final licenses, which application remains pending.

(8)	Subject to regulatory approval, Island Thyme anticipates opening its two dispensary retail locations in Blue Island, Illinois and Oak Forest, Illinois.

(9)

We, through our wholly-owned subsidiary, CGX Life Sciences, Inc. (“CGX”), own 100% of two medical cannabis dispensaries, GMMD and Budding Rose, and one medical cannabis processor, Rosebud. CGX holds an option to acquire one additional medical cannabis dispensary, LMS. On November 22, 2021, CGX exercised its option to acquire LMS, but CGX’s acquisition of LMS remains subject to resolution of a pending legal challenge and regulatory approval. See “Item 3. Legal Proceedings - Claim by Maryland License Holder” for additional information. Our wholly-owned subsidiary, S8 Management, LLC (“S8 Management”), has entered into management agreements with LMS, Budding Rose, GMMD and Rosebud.

(10)

We, through our wholly-owned subsidiary, iAnthus Capital Management, LLC (“ICM”), own 100% of Mayflower, which maintains both medical and adult-use cannabis operations. In addition, we, through our wholly-owned subsidiary CGX, own 100% of Cannatech, which maintains adult-use cannabis operations. In Massachusetts, an entity is permitted to control and operate up to three vertically-integrated medical Marijuana Treatment Center licenses, which include medical cultivation, product manufacturing and retail dispensing functions, up to three adult-use Marijuana Establishment cultivation licenses, up to three adult-use Marijuana Establishment product manufacturing licenses and up to three adult-use Marijuana Establishment retail licenses, with a maximum total cultivation “canopy” of up to 100,000 square feet. We, through Mayflower, currently hold one final vertically integrated medical license, one provisional vertically integrated medical license, one final adult-use cultivation license, one final adult-use product manufacturing license, and three final adult-use retail licenses. In addition, Cannatech currently holds one provisional vertically integrated medical license, one provisional adult-use product manufacturing license, and one final adult-use Marijuana Establishment cultivation license.

(11)

We currently operate one Marijuana Treatment Center retail location, or medical dispensary, in Boston, Massachusetts and three Marijuana Establishment retail locations, or adult-use dispensaries, in Worcester, Massachusetts, Lowell, Massachusetts and Boston, Massachusetts, which is co-located with our current medical dispensary.

(12)

Our Holliston, Massachusetts facility currently includes the cultivation and product manufacturing operations of Mayflower’s final vertically integrated medical Marijuana Treatment Center license as well as the operations of Mayflower’s final adult-use Marijuana Establishment cultivation license and product manufacturing license. Our Fall River, Massachusetts facility currently includes the cultivation operations of Cannatech’s final adult-use Marijuana Establishment cultivation license. Subject to regulatory approval, we expect that our Fall River, Massachusetts facility will also include the operations of Cannatech’s provisional adult-use product manufacturing license granted to Cannatech on October 8, 2020.

(13)	We, through our wholly-owned subsidiary CGX, own 100% of GMNV.
(14)

GMNV currently holds one medical cultivation license, one medical production license, one adult-use cultivation license and one adult-use production license, all of operations occur at GMNV’s facility located in North Las Vegas, Nevada. GMNV currently operates an adult-use dispensary located in Las Vegas and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno.

(15)

In 2019, MPX NJ issued iAnthus New Jersey, LLC (“INJ”) a convertible promissory note in the principal amount of $10,000,000 (the “INJ Note”). On January 7, 2022, the New Jersey Cannabis Regulatory Commission (“CRC”) approved the conversion of INJ’s debt into a 99% equity interest in MPX NJ and INJ’s acquisition of the remaining 1% of MPX NJ for nominal consideration, and on February 1, 2022, INJ closed the acquisition of MPX NJ, resulting in INJ owning 100% of the equity interests of MPX NJ. See “Business – Acquisitions – MPX New Jersey LLC” for additional information.

1% of MPX NJ. On February 1, 2022, INJ closed the acquisition of MPX NJ, resulting in INJ owning 100% of the equity interests of MPX NJ.
(16)

MPX NJ currently operates a medical cannabis dispensary in Atlantic City, New Jersey and intends to operate two more satellite dispensaries in Gloucester Township, New Jersey and Pennsauken, New Jersey, subject to regulatory approval. On November 9, 2022, MPX NJ submitted its application to expand its current medical operations to include adult-use operations. MPX NJ’s application remains pending before the CRC.

(17)	MPX NJ currently cultivates medical cannabis at its Pleasantville, New Jersey facility. On February 8, 2023, MPX NJ received its medical processing permit for its Pleasantville, New Jersey facility.
(18)

We, through our wholly-owned subsidiary, ICM, own 100% of Citiva, which holds a vertically integrated medical cannabis license allowing Citiva to operate one medical manufacturing facility, including cultivation and processing capabilities and up to a maximum of eight medical dispensaries, subject to regulatory approval. Citiva currently operates three medical dispensaries in Brooklyn, Wappingers Falls and Staten Island, New York. We currently anticipate operating one additional medical dispensary in Ithaca, New York and one manufacturing facility in Warwick, New York, subject to applicable regulatory approvals.

(19)

We own 100% of Grassroots Vermont Management Services, LLC (“GVMS”), the sole shareholder of GRVT, which has entered into a management services agreement with GRVT. Accordingly, we, through our wholly-owned subsidiary GVMS, own 100% of GRVT. On February 6, 2023, ICM entered into a Membership Interest Purchase Agreement with an unaffiliated third-party buyer for the sale of all of the issued and outstanding membership interests of GVMS. See “Business – Recent Developments—Disposition of Vermont Operations” for additional information.

(20)

GRVT is a Vermont Registered Marijuana Dispensary which permits GRVT to operate one vertically integrated location to cultivate, process and dispense medical cannabis and one additional dispensing location. GRVT currently operates one vertically integrated location where it cultivates, processes and dispenses medical cannabis in Brandon, Vermont.

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

Growth Strategies and Strategic Priorities

Expand retail footprint within existing dispensary license portfolio. We currently have 35 operating dispensaries; however, our licenses permit us to own and/or operate an additional 15 dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of licenses in Florida, all subject to regulatory approval. We have dispensary licenses in key markets throughout the United States including New York City (Brooklyn and Staten Island), Boston, the Washington D.C. metro area (Bethesda), the Tampa and St. Petersburg area, Phoenix, the Miami and Fort Lauderdale area, Orlando, Baltimore and Las Vegas. We intend to expand our operations in Florida, New Jersey and New York.

Increase cultivation and processing capacity. We have 11 operational cultivation and/or processing facilities in eight states, with approximately 488,000 square feet of cultivation and processing space which is fully built-out, and the ability to expand to a total of approximately 813,000 square feet of space within our existing lots, subject to regulatory approval. We currently have the ability to harvest approximately 61,000 pounds of biomass annually in our existing cultivation space and we believe that we will have the ability to harvest approximately 176,000 pounds of biomass annually if we are able to use all of our projected cultivation space, including the cultivation space that is currently under construction and the additional unused cultivation space within our existing lots.

Increase patient and customer counts per location. We are focused on brand awareness and attracting new and existing patients and customers to our dispensaries and online ordering platforms. Our marketing and sales strategies include medical outreach, industry associations and websites, social media and a variety of other grassroots initiatives.

Develop and introduce new products to increase wallet share. We produce and sell a wide array of cannabis products from our own cultivation and processing facilities, and continue to innovate to add to our product line in various states. Through investment in new equipment, brands and processes, we continue to introduce new products to sell to our retail and wholesale customers within our existing footprint in order to offer a wider array of choices to our customers as they build their baskets.

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

Acquisitions

GreenMart of Maryland, LLC, Rosebud Organics, Inc. and Budding Rose, Inc.

In January 2018, we, through our wholly-owned subsidiary, CGX, entered into separate option agreements, as amended, with (i) all of the shareholders (the “Budding Rose Sellers”) of Budding Rose; (ii) all of the shareholders (the “Rosebud Sellers”) of Rosebud; (iii) Elizabeth Stavola (the “GMMD Seller”), our former officer and director and the sole member of GMMD; and (iv) William Huber, the sole member of LMS (the “LMS Seller”) and LMS, pursuant to which, CGX was granted and exercised its options to acquire 100% ownership of Budding Rose, Rosebud, GMMD and LMS on September 16, 2021, April 1, 2021, November 5, 2021 and November 22, 2021, respectively, all subject to regulatory approval by the Maryland Medical Cannabis Commission (the “MMCC”). On July 28, 2022, the MMCC approved CGX’s request to acquire 100% ownership of Budding Rose, Rosebud and GMMD. On August 9, 2022, CGX closed on its acquisition of GMMD, and on August 18, 2022, CGX closed on its acquisitions of Rosebud and Budding Rose.

On May 23, 2022, we, through CGX, filed a demand for arbitration with the American Arbitration Association against LMS and the LMS Seller for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and the LMS Seller on the other (collectively, the “LMS Option Agreements”). The closing of our acquisition of LMS is subject to the resolution of this pending legal matter. See “Item 3. Legal Proceedings - Claim by Maryland License Holder” for additional information.

MPX New Jersey LLC

On February 1, 2022, we, through our wholly-owned subsidiary INJ, acquired 100% ownership of MPX NJ, which holds a medical cannabis license. On October 24, 2019, INJ and MPX NJ entered into a loan agreement pursuant to which on October 16, 2019, MPX NJ issued to INJ the INJ Note. On February 3, 2021, INJ sent a notice of conversion to MPX NJ, notifying MPX NJ of INJ’s election to convert the entire principal amount outstanding of such note, plus all accrued and unpaid interest thereon, into such number of Class A units of MPX NJ representing 99% of the equity interest in MPX NJ. On October 24, 2019, INJ, MPX NJ and the then-equityholders of MPX NJ entered into an option agreement, pursuant to which INJ was granted the option to acquire the remaining 1% of MPX NJ for nominal consideration, which option INJ exercised on February 25, 2021. On January 7, 2022, the CRC approved the conversion of INJ’s debt into a 99% equity interest in MPX NJ and INJ’s acquisition of the remaining 1% of MPX NJ. As a result of the acquisition of MPX NJ, we expanded our cannabis operations to New Jersey and are permitted to operate one medical manufacturing facility, including cultivation and processing capabilities and up to three medical dispensaries in New Jersey, subject to regulatory approval. On November 9, 2022, MPX NJ submitted its application to expand its current medical operations to include adult-use operations. MPX NJ’s application remains pending before the CRC.

iA CBD, LLC

On June 27, 2019, we acquired substantially all of the assets and liabilities of CBD For Life through our wholly-owned subsidiary, iA CBD, for consideration of $10.9 million (in cash and our common shares). As a result of this acquisition, we entered the CBD products market. We sell CBD For Life products directly to consumers online at www.cbdforlife.us as well as in retail locations across the United States.

MPX Bioceutical ULC

On February 5, 2019, we acquired the U.S. operations of MPX Bioceutical Corporation, which amalgamated into our wholly-owned subsidiary MPX Bioceutical ULC (“MPX”) for consideration of $533.1 million (in our common shares and common shares of a newly formed spin-out corporation which holds all of the non-U.S. cannabis businesses of MPX). In addition, we assumed certain debt instruments, warrants and options of MPX. As a result of the MPX Acquisition, we expanded our operations from six to ten states and added a robust portfolio of MPX-branded products. In addition, we acquired operations in Arizona, Nevada, Maryland and New Jersey and expanded our operations in Massachusetts.

Citiva Medical, LLC

On February 1, 2018, we acquired Citiva which holds one vertically integrated medical cannabis license in the state of New York for fair market value consideration of $24.8 million (in cash and our common shares). As a result of the acquisition of Citiva, we expanded our cannabis operations to New York and are permitted to operate one medical manufacturing facility, including cultivation and processing capabilities and up to a maximum of eight medical dispensaries in New York, subject to regulatory approval.

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

Mayflower Medicinals, Inc. and Pilgrim Rock Management, LLC

On December 31, 2017, we acquired an 80% interest in Pilgrim Rock Management, LLC (“Pilgrim”) and on April 17, 2018, we acquired the remaining 20% interest in Pilgrim for consideration of an aggregate of 1,665,734 of our common shares. Pilgrim is an affiliated management company that provides management services, financing, intellectual property licensing, real estate, equipment leasing and certain other services to Mayflower. On July 31, 2018, Mayflower converted from a non-profit into a for-profit corporation and became our wholly-owned subsidiary. As a result of the acquisitions of Mayflower and Pilgrim, we expanded our cannabis operations to Massachusetts. Mayflower maintains one final vertically integrated medical license, one provisional vertically integrated medical license, one final adult-use cultivation license, one final adult-use product manufacturing license and three final adult-use retail licenses. Mayflower’s final vertically integrated medical Marijuana Treatment Center license is comprised of a co-located cultivation and product manufacturing facility in Holliston, Massachusetts and a dispensary in Boston, Massachusetts. Mayflower’s adult-use operations include one adult-use Marijuana Establishment cultivation license and one adult-use Marijuana Establishment product manufacturing license, which are also co-located with Mayflower’s medical Marijuana Treatment Center cultivation and product manufacturing facility in Holliston, Massachusetts.

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

Financial Restructuring

The significant disruption of global financial markets, and specifically, the decline in the overall public equity cannabis markets due to the coronavirus (“COVID-19”) pandemic negatively impacted our ability to secure additional capital, which caused liquidity constraints. In early 2020, due to the liquidity constraints, we attempted to negotiate temporary relief of our interest obligations with the holders (the “Secured Lenders”) of our 13% senior secured convertible debentures (the “Secured Notes”) issued by ICM. However, we were unable to reach an agreement and did not make interest payments when due and payable to the Secured Lenders or payments that were due to the holders of our 8% convertible unsecured debentures (the “Unsecured Debentures” and together with the Secured Notes, the “Debentures”) (the “Unsecured Lenders” and together with the Secured Lenders, the “Lenders”). As a result, we defaulted on our obligations pursuant to the Secured Notes and the Unsecured Debentures.

On June 22, 2020, we received a notice demanding repayment under the Amended and Restated Debenture Purchase Agreement dated October 10, 2019 (the “Secured Notes Purchase Agreement”) of the entire principal amount of the Secured Notes, together with interest, fees, costs and other charges that have accrued or may accrue from Gotham Green Admin 1, LLC, the collateral agent (the “Collateral Agent”) holding security for the benefit of the Secured Notes. The Collateral Agent concurrently provided us with a Notice of Intention to Enforce Security under section 244 of the Bankruptcy and Insolvency Act (Canada).

On July 10, 2020, we entered into a restructuring support agreement (as amended, the “Restructuring Support Agreement”) with the Secured Lenders and a majority of the Unsecured Lenders (the “Consenting Unsecured Lenders”) to effectuate a recapitalization transaction (the “Recapitalization Transaction”). Closing of the Recapitalization Transaction through an amended and restated plan of arrangement (the “Plan of Arrangement”) was subject to certain conditions, including: approval of the Secured Lenders, Unsecured Lenders and existing holders of our common shares, warrants, and options; approval of the Plan of Arrangement by the Supreme Court of British Columbia; and the receipt of all necessary state regulatory approvals in which we operate that require approval and approval by the CSE (collectively, the “Requisite Approvals”). All Requisite Approvals required to consummate the Recapitalization Transaction were satisfied, conditioned, or waived by us, the Secured Lenders and the Consenting Unsecured Lenders, and on June 24, 2022 (the “Closing Date”), we closed the Recapitalization Transaction pursuant to the Plan of Arrangement under the Business Corporations Act (British Columbia) approved by the Supreme Court of British Columbia. Pursuant to the terms of the Restructuring Support Agreement, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that existed or may have existed in the future arise under any of the purchase agreements with respect to the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect to the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”). As of the Closing Date, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders irrevocably waived all Defaults. In August 2021, Gotham Green Partners, LLC and the Collateral Agent filed a Notice of Application (with the Ontario Superior Court of Justice, which sought, among other things, a declaration that the outside date for closing the Recapitalization Transaction be extended, which extension was granted by such court and we subsequently appealed. Following the closing of the Recapitalization Transaction, we discontinued the appeal with prejudice.

In connection with the closing of the Recapitalization Transaction, we issued an aggregate of 6,072,579,705 common shares to the Secured Lenders and Unsecured Lenders. Specifically, we issued 3,036,289,852 common shares (the “Secured Lender Shares”), or 48.625% of our outstanding common shares, to the Secured Lenders and 3,036,289,853 common shares (the “Unsecured Lender Shares” and together with Secured Lender Shares, the “Shares”), or 48.625% of our outstanding common shares, to the Unsecured Lenders. As of the Closing Date, we had 6,244,297,897 common shares issued and outstanding and existing holders of our common shares collectively held 171,718,192 common shares, or 2.75% of our outstanding common shares.

As of the Closing Date, the outstanding principal amount of the Secured Notes (including the interim financing secured notes in the aggregate principal amount of approximately $14.7 million originally due on July 13, 2025 (the “Interim Financing”)) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) June Secured Debentures (as defined below) in the aggregate principal amount of $99,736,842 and (C) June Unsecured Debentures (as defined below) in the aggregate principal amount of $5 million. In addition, as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) June Unsecured Debentures in the aggregate principal amount of $15 million. Furthermore, all existing options and warrants to purchase our common shares, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the Plan of Arrangement), were cancelled and extinguished for no consideration.

Secured Debenture Purchase Agreement

In connection with the closing of the Recapitalization Transaction, we entered into a Third Amended and Restated Secured Debenture Purchase Agreement (the “Secured DPA”), dated as of June 24, 2022, with ICM, the other Credit Parties (as defined in the Secured DPA), the Collateral Agent, and the lenders party thereto (the “New Secured Lenders”) pursuant to which ICM issued the New Secured Lenders 8% secured debentures (the “June Secured Debentures”) in the aggregate principal amount of $99,736,842 pursuant to the Plan of Arrangement.

The June Secured Debentures accrue interest at a rate of 8% per annum (increasing to 11% upon the occurrence of an Event of Default (as defined in the June Secured Debentures)), are due on June 24, 2027, and may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the New Secured Lenders without premium or penalty. Upon receipt of a Change of Control Notice (as defined in the June Secured Debentures), each New Secured Lender may provide notice to ICM to either (i) purchase the June Secured Debenture at a price equal to 103% of the then outstanding principal amount together with interest accrued thereon (the “Offer Price”) or (ii) if the Change of Control Transaction (as defined in Secured DPA) results in a new issuer, or if the New Secured Lender desires that the June Secured Debenture remain unpaid and continue in effect after the closing of the Change of Control Transaction, convert or exchange the June Secured Debenture into a replacement debenture of the new issuer or ICM, as applicable, in the aggregate principal amount of the Offer Price on substantially equivalent terms to those terms contained in the June Secured Debenture. Notwithstanding the foregoing, if 90% or more of the principal amount of all June Secured Debentures outstanding have been tendered for redemption on the date of the Change of Control Notice, ICM may, at its sole discretion, redeem all of the outstanding June Secured Debentures at the Offer Price. As security for the Obligations (as defined in the June Secured Debenture), ICM and the Company granted to the Collateral Agent, for the benefit of the New Secured Lenders, a security interest over all of their present and after acquired personal property.

Pursuant to the Secured DPA, so long as Gotham Green Partners, LLC or any of its Affiliates (as defined in the Secured DPA) hold at least 50% of the outstanding principal amount of June Secured Debentures, the Collateral Agent will have the right to appoint two non-voting observers to our board of directors (the “Board of Directors” or the “Board”), each of which shall receive up to a maximum amount of $25,000 in any 12-month period for reasonable out-of-pocket expenses. In addition, pursuant to the Secured DPA, the New Secured Lenders purchased an additional $25,000,000 of June Secured Debentures (the “Additional Secured Debentures”).

Unsecured Debenture Agreement

In connection with the closing of the Recapitalization Transaction, we, as guarantor of the Guaranteed Obligations (as defined in the Unsecured DPA (as defined herein)), entered into an Unsecured Debenture Agreement (the “Unsecured DPA”) dated as of June 24, 2022 with ICM, the Secured Lenders and the Consenting Unsecured Lenders pursuant to which ICM issued 8% unsecured debentures (the “June Unsecured Debentures”) in the aggregate principal amount of $20 million pursuant to the Plan of Arrangement, including $5 million to the Secured Lenders and $15 million to the Unsecured Lenders.

The June Unsecured Debentures accrue interest at a rate of 8% per annum (increasing to 11% upon the occurrence of an Event of Default (as defined in the June Unsecured Debentures)), are due on June 24, 2027, and may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the Unsecured Lender without premium or penalty. Upon receipt of a Change of Control Notice (as defined in the June Unsecured Debenture), each Unsecured Lender may provide notice to ICM to either (i) purchase the June Unsecured Debenture at a price equal to 103% of the then outstanding principal amount together with interest accrued thereon (the “Unsecured Offer Price”) or (ii) if the Change of Control Transaction (as defined in Unsecured DPA) results in a new issuer, or if the Unsecured Lender desires that the June Unsecured Debenture remain unpaid and continue in effect after the closing of the Change of Control Transaction, convert or exchange the June Unsecured Debenture into a replacement debenture of the new issuer or ICM, as applicable, in the aggregate principal amount of the Unsecured Offer Price on substantially equivalent terms to those terms contained in the June Unsecured Debenture. Notwithstanding the foregoing, if 90% or more of the principal amount of all June Unsecured Debentures outstanding have been tendered for redemption on the date of the Change of Control Notice, ICM may, at its sole discretion, redeem all of the outstanding June Unsecured Debentures at the Unsecured Offer Price. Pursuant to the Unsecured DPA, the Obligations (as defined in the Unsecured DPA) are subordinated in right of payment to the Senior Indebtedness (as defined in the Unsecured DPA).

Pursuant to the Recapitalization Transaction, the Secured Lenders, the Unsecured Lenders and our shareholders were allocated and issued the June Secured Debentures, the June Unsecured Debentures, and percentage of our pro forma common shares, as presented in the following table:

(in ’000s of U.S. dollars)	June Secured Debentures(1)	Interim Financing(2)	June Unsecured Debentures(3)	Pro Forma Common Equity(4)
Secured Lenders	$85,000	$14,737	$5,000	48.625%
Unsecured Lenders	—	—	15,000	48.625%
Existing Shareholders	—	—	—	2.75%

Total	$85,000	$14,737	$20,000	100%

(1)

The Secured Notes and Interim Financing were extinguished as of the Closing Date and, in exchange, ICM issued the June Secured Debentures in the aggregate principal amount of $99,736,842, the Secured Lender Shares and the June Unsecured Debentures in the aggregate principal amount of $5 million. See “Business – Financial Restructuring—Secured Debenture Purchase Agreement.”

(2)	Certain of the Secured Lenders provided the Interim Financing to ICM pursuant to the Restructuring Support Agreement.
(3)

The Unsecured Debentures were extinguished as of the Closing Date, and in exchange, ICM issued the June Unsecured Debentures in the aggregate principal amount of $15 million and the Unsecured Lender Shares. The June Unsecured Debentures are subordinate to the June Secured Debentures, but are senior to the Company’s common shares. See “Business – Financial Restructuring—Unsecured Debenture Agreement.”

(4)

On December 31, 2021, our Board of Directors approved the terms of a Long-Term Incentive Program recommended by our compensation committee, pursuant to which, on July 26, 2022, we issued to certain of our employees (including executive officers) an aggregate of 320,165,409 restricted stock units (“RSUs”), under our Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) dated October 15, 2018 in order to attract and retain such employees. RSUs represent a right to receive a single common share that is both non-transferable and forfeitable until certain conditions are satisfied. The allocation of RSUs was contingent upon the closing of the Recapitalization Transaction and was subject to approval of the Canadian Securities Exchange and the Board. All of our existing warrants and options were cancelled, and our common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

Registration Rights Agreement

In connection with the consummation of the Recapitalization Transaction, we entered into a registration rights agreement (the “RRA”) dated as of the Closing Date with ICM and certain holders of Registrable Securities (as defined in the RRA) (the “Holders”) pursuant to which we shall, upon receipt of written notice (the “Shelf Request”) from Holders of at least 15% of our outstanding common shares (the “Substantial Holders”), prepare and file (i) with the applicable Canadian Securities Regulators (as defined in the RRA), a Shelf Prospectus (as defined in the RRA) to facilitate a secondary offering of all of the Registrable Securities or (ii) with the SEC, a registration statement on Form S-3 (the “S-3 Registration Statement”) covering the resale of all Registrable Securities. Pursuant to the RRA, subject to certain exceptions, we shall use commercially reasonable efforts to file the Shelf Prospectus or the S-3 Registration Statement, as applicable, as soon as practicable but in no event later than 20 days following the receipt of the Shelf Request. In addition, pursuant to the RRA, the Substantial Holders may request (the “Demand Registration Request”) that we file a Prospectus (as defined in the RRA) (other than a Shelf Prospectus) or a registration statement on any form that we are then eligible to use (the “Registration Statement”) to facilitate a Distribution (as defined in the RRA) in Canada or the United States of all or any portion of the Registrable Securities (the “Demand Registration”) held by the Holders requesting the Demand Registration.

Pursuant to the RRA, subject to certain exceptions, we shall use our commercially reasonable efforts to file one or more Prospectuses or Registration Statements within 20 days following delivery of a Demand Registration Request. Notwithstanding the foregoing, we shall not be obligated to effect more than two Demand Registrations in any fiscal year. Moreover, pursuant to the RRA and subject to certain exceptions, if, at any time, we propose to make a Distribution for our own account, we shall notify the Holders of such Distribution (the “Piggyback Registration”) and shall use reasonable commercial efforts to include in the Piggyback Registration such Registrable Securities requested by the Holders be included in such Piggyback Registration. Furthermore, pursuant to the RRA and subject to certain exceptions, after the receipt by us of a Demand Registration Request, we shall not, among other things, without the prior written consent of Holders of least 66 2/3% of the then issued common shares held by all Holders (the “Requisite Holders”) authorize, issue or sell any common shares or Equity Securities (as defined in the RRA) until the date which is 90 days after the later of (i) the date on which a receipt is issued for the Prospectus or Registration Statement filed in connection with such Demand Registration and (ii) the completion of the offering contemplated by the Demand Registration, provided that in respect of any subsequent Demand Registration Request in any fiscal year, such date shall be reduced to the date which is 30 days after the later of (i) and (ii) above. Moreover, pursuant to the RRA and subject to certain exceptions, we shall not grant registration rights to any other Person (as defined in the RRA) without the prior written consent of the Requisite Holders. In addition, we shall use our best efforts to cause a Registration Statement to be declared effective under the Securities Act as promptly as possible but in no event later than the date which is 30 days (or 90 days if the SEC notifies us that it will “review” the Registration Statement) after the initial filing of such Registration Statement.

New Board of Directors

Effective as of the Closing Date, each of Michael Muldowney, Diane Ellis and Robert Galvin resigned from our Board of Directors as well as our audit committee, our nominating and corporate governance committee and our compensation committee, as applicable. Pursuant to the terms of the Plan of Arrangement and the IRA (as defined herein), the Secured Lenders have the right to nominate three directors to our Board and the Consenting Unsecured Lenders have the right to collectively nominate three directors to our Board. Specifically, we entered into an Investor Rights Agreement (“IRA”) dated June 24, 2022 with ICM and certain investors (the “Investors”) in connection with the closing of the Recapitalization Transaction pursuant to which the Investors are entitled to designate nominees for election or appointment to our Board as follows:

•	one investor (the “First Investor”) shall be entitled to designate director nominees as follows:

(i)

For so long as the First Investor’s Debt Exchange Common Share Percentage (as defined in the IRA) is at least 30%, the First Investor shall be entitled to designate up to three individuals as director nominees;

(ii)

For so long as the First Investor’s Debt Exchange Common Share Percentage is less than 30% but is at least 15%, the First Investor shall be entitled to designate up to two individuals as director nominees; and

(iii)

For so long as the First Investor’s Debt Exchange Common Share Percentage is less than 15% but is at least 5%, the First Investor shall be entitled to designate up to one individual as a director nominee.

•	a second Investor (the “Second Investor”) shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5%.

•	a third Investor (the “Third Investor”) shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5%.

•	a fourth Investor (the “Fourth Investor”) shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5%.

Pursuant to the IRA, the Secured Lenders appointed Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert to serve on our Board. Mr. Cohen and Ms. Mathews-Spradlin’s appointments were effective as of the Closing Date and Mr. Gilbert’s appointment was effective as of August 11, 2022. The Consenting Unsecured Lenders initially appointed Zachary Arrick, Alexander Shoghi and Marco D’Attanasio to serve on our Board effective as of the Closing Date. On September 15, 2022, Mr. D’Attanasio resigned as a member of our Board and audit committee. On February 21, 2023, Mr. Arrick resigned as a member of our Board and compensation and nominating and corporate governance committee. As of the date hereof, the Consenting Unsecured Lenders have not filled the vacancies on our Board created by Mr. D’Attanasio and Mr. Arrick’s resignations. The directors appointed by the Secured Lenders and Consenting Unsecured Lenders will serve as our directors until our next annual general meeting of shareholders or until their successors are duly elected or appointed.

Recent Developments

Issuance of common shares

On January 5, 2023, we issued 7,853 common shares for vested RSUs. We withheld 7,776 common shares to satisfy our employees’ tax obligations of $0.2 million.

On March 3, 2023, we issued 27,930 common shares for vested RSUs to Mr. Kalcevich as per the December Separation Agreement.

Extension of INJ Senior Secured Bridge Notes

On February 2, 2023, we entered into an amendment (the “Amendment”) to the $11.0 million senior secured bridge notes issued by INJ on February 2, 2021 (“Senior Secured Bridge Notes”) with all the holders of such notes. Pursuant to the Amendment, the maturity date of the Senior Secured Bridge Notes was extended until February 2, 2024, the interest on the principal amount outstanding was increased to a rate of 12% per annum, and an amendment fee equal to 10% of the principal amount outstanding of the Senior Secured Bridge Notes as of February 2, 2023 or $1.4 million in the aggregate, was added to such notes such that it will become due and payable on the maturity date.

Disposition of Vermont Operations

On February 6, 2023, ICM entered into a Membership Interest Purchase Agreement (the “MIPA”) with an unaffiliated third-party buyer (the “VT Buyer”) for the sale of all of the issued and outstanding membership interests of GVMS (the “GVMS Sale”) for $0.2 million, subject to certain adjustments set forth in the MIPA. The closing of the MIPA remains subject to customary closing conditions, including approval by the Vermont Cannabis Control Board (the “CCB”). On February 6, 2023, ICM, GVMS and GRVT entered into a management agreement (the “Management Agreement”) with the VT Buyer, which went into effect on March 8, 2023. Pursuant to the Management Agreement, the VT Buyer will manage the operations of GRVT until the closing of the GVMS Sale. The Management Agreement terminates upon the earlier of the closing of the GVMS Sale or termination of the MIPA.

Intellectual Property

Our portfolio of subsidiaries currently includes a number of local and multi-state brands. As cannabis currently remains illegal under U.S. federal law, we cannot register our cannabis brands with the U.S. Patent and Trademark Office. However, we rely on the intellectual property protections afforded under applicable state laws and common law through the use of our marks in commerce in each of the respective regions in which we operate.

Governmental Regulations

Cannabis

In the United States, the cultivation, manufacturing, importation, distribution, use and possession of cannabis is illegal under U.S. federal law. However, medical and adult-use cannabis has been legalized and regulated by individual states. Pursuant to the Congressional Research Service, as of March 1, 2023, (i) 37 states plus the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have comprehensive laws and policies allowing for the medicinal use of marijuana, (ii) 10 additional states allow for “limited access medical cannabis,” which refers to low-THC cannabis or CBD oil and (iii) 21 states, the District of Columbia, Guam, and the Northern Mariana Islands have enacted laws allowing the recreational use of marijuana. Notwithstanding the regulatory environment with respect to cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA. Accordingly, the use, possession, or distribution of cannabis violates U.S. federal law. As a result, cannabis businesses in the United States are subject to inconsistent state and federal legislation, regulation and enforcement.

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

On March 10, 2021, the Senate confirmed, President Joseph R. Biden’s nominee, Merrick Garland, to serve as Attorney General in his administration. Furthermore, two of President Biden’s nominees for top positions at the U.S. Department of Health and Human Services (“HHS”) have strong track records of supporting and defending state-legalized marijuana programs. California’s former Attorney General Xavier Becerra, who serves as the head of HHS, vowed to defend California’s legal cannabis market from any potential intervention during the Trump administration. In addition, Pennsylvania’s former Secretary of Health Dr. Rachel Levine, who serves as the Assistant Secretary of HHS, played a pivotal role in the implementation of Pennsylvania’s medical marijuana program. On October 6, 2022, President Joseph Biden announced a three-step program to bring broad changes to federal marijuana policy. As an initial step towards reform, President Biden began the process of pardoning all federal offenders convicted of simple marijuana possession. As a second step, President Biden encouraged Governors to take similar steps to pardon simple state marijuana possession charges. Finally, President Biden directed the Department of Health and Human Services and Attorney General Merrick Garland to “expeditiously” review marijuana’s status as a Schedule I controlled drug under the CSA. Despite the growing enthusiasm in the cannabis business community, it remains unclear whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or effectuate a substantive marijuana enforcement policy change.

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

Additionally, there are a number of marijuana reform bills that have been introduced in the U.S. Congress that would amend federal law regarding the legal status and permissibility of medical and adult-use cannabis, including the STATES Act, the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) and the Substance Regulation and Safety Act (the “SRSA”). The STATES Act would create an exemption in the CSA to allow states to determine their own cannabis policies without fear of federal reprisal. The MORE Act, which was reintroduced to the House of Representatives on May 28, 2021, would remove cannabis from the CSA, expunge federal cannabis offenses and establish a 5% excise tax on cannabis to fund various federal grant programs. The SRSA, which was introduced by U.S. Senator Tina Smith on July 30, 2020, would remove cannabis from the CSA, grant the FDA authority to regulate cannabis and cannabis products and regulate the safety and quality control of cannabis crops and the import and export of cannabis materials. In addition to the foregoing, on December 2, 2022, President Biden signed the Medical Marijuana Research Act (the “MMRA”) into law. The MMRA is a piece of bipartisan legislation and marks the first standalone cannabis reform bill to be signed into law, a significant milestone in the evolution of federal cannabis policy. While the new law does not change marijuana’s status as a Schedule I substance under the CSA, the legislation is intended to: 1) advance research on the potential risks and medical benefits of cannabis, cannabis products, and their synthetic equivalents by streamlining and clarifying the role of the DEA in research; 2) expand sources of research-grade marijuana; 3) promote the commercial development of FDA-approved drugs derived from marijuana and CBD; and 4) ensure that physicians may discuss the potential risks and benefits of marijuana and CBD with their patients. At this time, it is uncertain which other federal marijuana reform bills, if any, will ultimately be passed and signed into law.

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

In March 2019, the U.S. House of Representatives introduced the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) which creates protections for financial institutions that provide banking services to businesses acting in compliance with applicable state cannabis laws. Most recently, on July 19, 2021, the America Creating Opportunities for Manufacturing, Pre-Eminence in Technology, and Economic Strength Act of 2022 (the “America COMPETES Act of 2022”) was introduced in the U.S. House of Representatives. The America COMPETES Act of 2022 includes provisions of the SAFE Banking Act and sets out financial regulations for cannabis-related businesses and revises other aspects of the financial system with regard to cannabis-related businesses. On February 4, 2022, a majority of the U.S. House of Representatives passed the America COMPETES Act of 2022; however, it did not pass the U.S. Senate. The SAFE Banking Act was again introduced in the House and passed as an amendment to the FY 2023 National Defense Authorization Act, but the amendment did not pass in the Senate at the close of the 2022 congressional session. This marked the seventh time that the U.S. House of Representatives have advanced SAFE Banking to the U.S. Senate.

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

Hemp

On December 20, 2018, the U.S. Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) was signed into law. Prior to its enactment, the U.S. federal government did not distinguish between cannabis and hemp and the entire plant species Cannabis sativa L. (subject to narrow exceptions applicable to specific portions of the plant) was scheduled as a controlled substance under the CSA. Therefore, the cultivation of hemp for any purpose in the United States without a Schedule I registration with the U.S. Drug Enforcement Agency (“DEA”) was federally illegal, unless exempted by Section 7606 of the Agricultural Act of 2014 (the “2014 Farm Bill”). The 2018 Farm Bill removed hemp (which is defined as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis”) and its derivatives, extracts and cannabinoids, including CBD derived from hemp, from the definition of marijuana in the CSA, thereby removing hemp and its derivatives from DEA purview as a controlled substance. The 2018 Farm Bill also amends the Agricultural Marketing Act of 1946 to allow for the commercial production of hemp in the United States under the purview of the United States Department of Agriculture (the “USDA”) in coordination with state departments of agriculture that elect to have primary regulatory authority over hemp production in their respective jurisdictions. Pursuant to the 2018 Farm Bill, states, U.S. territories and tribal governments may adopt their own regulatory plans for hemp production even if more restrictive than federal regulations so long as they meet minimum federal standards and are approved by the USDA. Hemp production in states and tribal territories that do not choose to submit their own plans and that do not prohibit hemp production will be governed by USDA regulations.

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

On February 8, 2022, the Hemp Advancement Act of 2022 was introduced in the U.S. House of Representatives. The Hemp Advancement Act of 2022 would raise the permitted THC threshold for hemp and in-process hemp extract, remove the requirement that hemp testing occur at DEA-registered facilities, and allow people with drug-related felony convictions to receive a hemp license. The 2018 Farm Bill is set to expire in September 2023. Congress is currently considering a number of reforms to protect public safety and benefit the hemp industry for inclusion in the next iteration of the Farm Bill. Such provisions may seek to address requirements such as DEA-registered testing labs, short testing windows, background checks for hemp growers, and the low THC limit for hemp. Lawmakers are also considering inclusion of provisions from the Hemp Advancement Act into the next Farm Bill.

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

Employees

As of March 24, 2023, we had 748 full-time and 152 part-time employees. Certain of our employees have elected to be represented by the United Food and Commercial Workers (“UFCW”) International Union in New York, New Jersey and Massachusetts. Of our employees, 35 are represented by four collective bargaining agreements and 11 employees have elected to be represented by the UFCW International Union, but we have not entered into a collective bargaining agreement with the UFCW International Union relating to these employees yet. We believe that we maintain good relations with our employees.

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

Available Information

Our website address is www.ianthus.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained on the SEC’s website is not intended to be a part of this filing.

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

We face and expect to continue to face competition from other companies some of which may have longer operating histories, more financial resources, more experience and greater brand recognition than us. Increased competition by larger and well-financed competitors and/or competitors that have longer operating histories, greater brand recognition and more manufacturing and marketing experience than us could have a material adverse effect on our business, financial condition and results of operations. As we operate in an early stage industry, we expect to face additional competition from new entrants. Specifically, we expect to face additional competition from new market entrants that are granted licenses within a particular state in which we operate or existing license holders which are not yet active in the industry. If a significant number of new licenses are granted, we may experience increased competition for market share and downward price pressure on our products as new entrants increase production, which could have a material adverse effect on our business.

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

Although we are, and will continue to be a Canadian corporation, we are classified as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874(b) of the U.S. Internal Revenue Code of 1986, as amended (the “U.S. Tax Code”) and are subject to U.S. federal income tax on our worldwide income. However, for Canadian tax purposes, regardless of any application of Section 7874 of the U.S. Tax Code, we are treated as a Canadian resident corporation. As a result, we are subject to taxation in both Canada and the United States, which could have a material adverse effect on our financial condition and results of operations. It is unlikely that we will pay any dividends on our common shares in the foreseeable future. However, dividends received by shareholders who are residents of Canada for purposes of the Income Tax Act (Canada) (the “Canadian Tax Act”) will generally be subject to a 30% U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the U.S.-Canada income tax treaty (“U.S.-Canada Treaty”). In addition, a foreign tax credit or a deduction in respect of foreign taxes may not be available in respect of such taxes. Dividends received by shareholders resident in the United States will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax under the Canadian Tax Act. In the event we pay any dividends, they will be characterized as U.S. source income for purposes of the foreign tax credit rules under the U.S. Tax Code. Accordingly, shareholders resident in the United States generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, such shareholders have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax. Dividends received by shareholders that are residents of neither Canada nor the United States generally will be subject to U.S. withholding tax and Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty. Since we are classified as a U.S. domestic corporation for U.S. federal income tax purposes under Section 7874(b) of the U.S. Tax Code, our common shares will be treated as shares of a U.S. domestic corporation and shareholders will be subject to the relevant provisions of the U.S. Tax Code.

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

Section 280E of the U.S. Tax Code prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The Internal Revenue Service of the United States (“IRS”) has invoked Section 280E of the U.S. Tax Code in tax audits against various cannabis businesses in the United States that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permissible deductions. As a result, we will have an effective tax rate in the U.S. that is significantly higher than the tax rate typically applicable to U.S. corporations.

Some of our subsidiaries are delinquent in the payment of federal and state income taxes and the IRS has assessed interest and penalties with respect to such delinquent payments which have a material adverse effect on our business.

Some of our subsidiaries have been unable to pay their United States federal and state income taxes for the 2020 and 2021 tax year and $537,725 of estimated United States federal or state income tax payments have been made with respect to the 2022 tax year. Those subsidiaries currently owe $12,501,124 for 2020, $23,050,196 for 2021, and $15,890,466 for 2022 in United States federal income taxes and $495,303 for 2020, $972,110 for 2021, and $2,630,765 for 2022 in state income taxes. In addition, the IRS has assessed against those subsidiaries $3,694,282 in interest and penalties, and state taxing authorities have assessed $2,273,773 in interest and penalties against those subsidiaries. Interest and penalties will continue to accrue for as long as such taxes, interest and penalties remain unpaid. Our subsidiaries are in the process of negotiating payment agreements or “currently not collectable” status with the United States federal and state tax authorities for these amounts owed to delay collection; however, no assurance can be given that our subsidiaries will be successful in negotiating such payment agreements or “currently not collectable” status.

If our goodwill, other intangibles or fixed assets become impaired, we may be required to record a significant charge to earnings.

When we acquire a business, a substantial portion of the purchase price of the acquisition can be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other identifiable intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2022 and 2021, we held intangible assets, including cannabis operations licenses, trade names and brand intangibles, net of amortization of $117.0 and $139.1 million, respectively.

Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment on December 31st of each fiscal year. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangibles or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. As a result of our annual test, we recognized an impairment loss on intangible assets of $30.6 million and $7.4 million for the years ended December 31, 2022 and 2021, respectively.

Under GAAP, if we determine that goodwill, other intangibles or fixed assets are impaired, we will be required to write down these assets. Any write- down may have a negative effect on our consolidated financial statements. As a result of the continued decrease in our share price during 2020, our share price declined below net book value per share. As a result, we were required to record a significant impairment loss to reduce the amount of goodwill recorded in our financial statements for the year ended December 31, 2020 to $Nil. If the share price continues to remain below the net book value per share, or other negative business factors arise, we may be required to perform additional impairment analyses before our next annual testing date which could result in additional impairment charges on long-lived assets including fixed assets and intangible assets. During 2022 and 2021, as our stock price continued to be below net book value per share, we performed an impairment assessment of each reporting unit, which resulted in an impairment loss on intangibles, right-of-use assets and property, plant and equipment of $30.6 million in our Nevada and Vermont businesses for the year ended December 31, 2022 and an impairment loss on intangibles, right-of-use assets and property, plant and equipment of $5.5 million in our CBD business for the year ended December 31, 2021.

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

In addition, payments may flow through our subsidiaries and there is a risk of delay and additional expense in receiving such payments. Our failure to receive payments in a timely fashion, or at all, may have a material adverse effect on us. In addition, we must rely, in part, on the accuracy and timeliness of the information we receive from our subsidiaries and use such information in our analyses, forecasts and assessments relating to our business. If the information provided to us by any of our subsidiaries contains material inaccuracies or omissions, our ability to accurately forecast or achieve such subsidiary’s stated objectives or satisfy our reporting obligations may be materially impaired.

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

We have previously experienced negative cash flow from operating activities. Although we believe we will achieve positive cash flow from operating activities in future periods, we cannot provide assurance that we will achieve sufficient revenues from sales of cannabis, CBD and/or other related products to maintain profitability or positive cash flow from operating activities. Our inability to maintain profitability or positive cash flow from operating activities could have a material adverse effect on our business, financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern.

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our audited financial statements for each of the two years ended December 31, 2022 and 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant cash flows, we expect to satisfy our future cash needs through debt or equity financing; however, there can be no assurance that such capital will be available, or if available, that it will be on terms acceptable to us.

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

We believe that we have, and will seek to maintain, adequate coverage in respect of risks customarily insured by other companies in our industry, including insurance to protect our assets, operations and employees. While our ability to obtain insurance coverage may be limited because of our industry, we believe our insurance coverage addresses all material risks to which we are exposed and is adequate and customary in our current state of operations. However, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we may be exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be on terms acceptable to us. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, it could have a material adverse effect on our business, financial condition and results of operations.

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

Notwithstanding the passage of the 2018 Farm Bill, local law enforcement officials in Oklahoma and Idaho previously seized shipments of hemp traveling through those states on the grounds that (i) the products qualified as marijuana and were illegal under these states’ controlled substances laws and (ii) the interstate transportation provision of the 2018 Farm Bill had not yet taken effect. Criminal charges were also filed. Despite the intent of the 2018 Farm Bill to allow interstate transportation of hemp products—even through states lacking hemp programs—the novelty of the 2018 Farm Bill hemp provision and conflicts among state laws, has created confusion and caused differing interpretations among local authorities. Accordingly, there remains risk of enforcement even when activity is lawful under federal and state law. Notably, on May 28, 2019, the USDA Office of General Counsel issued a legal opinion concluding that, among other things, states may not prohibit the interstate transportation or shipment of hemp, regardless of whether the hemp is produced under the 2014 Farm Bill or the 2018 Farm Bill. This opinion is not binding and certain states have already implemented restrictive documentation requirements on carriers transporting hemp, such as requiring copies of laboratory testing reports, hemp grower licenses, invoice/bill of lading, and contact information of buyer and seller.

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

The FDA currently does not permit the marketing of CBD-containing foods or dietary supplements, and we may be subject to enforcement action taken by the FDA concerning products containing derivatives from hemp. On February 4, 2021, Representative Kurt Schrader introduced H.R. 8179, a bill seeking to amend the FFDCA with respect to the regulation of certain hemp-derived CBD and which, if enacted into law, would permit the marketing of hemp-derived CBD and substances containing hemp-derived CBD as dietary supplements under the FFDCA, resolving ambiguity and providing clear guidance to stakeholders about how to comply with applicable FDA law. However, there can be no assurance that such bill will be enacted into law. On January 26, 2023, the FDA denied three citizen petitions asking the FDA to conduct rulemaking to allow the marketing of CBD products as dietary supplements. The FDA has publicly stated that a new regulatory pathway should be created by Congress to provide safeguards and oversight to manage and minimize risks related to CBD products. Any failure by us to comply with FDA requirements may result in, among other things, warning letters, injunctions, product recalls, product seizures, fines and/or criminal prosecutions.

Our products are not approved by the FDA or any other federal governmental authority.

We have medical marijuana licenses in the states of New York, New Jersey, Florida, Maryland, Massachusetts, Vermont, Arizona and Nevada. Where we have medical marijuana licenses, we sell our medical marijuana pursuant to applicable state laws only; however, compliance with states laws does not constitute compliance with the FDA, and the FDA has not approved our products for sale. Cannabis is a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), to our knowledge, the FDA has not approved a marketing application for a cannabis or cannabis-derived product for the treatment of any disease or condition. The FDA also has not permitted the marketing of certain CBD-containing products, such as foods, tinctures, gummies, and other ingestible products. Our CBD-containing products are not intended for use in the diagnosis, cure, mitigation, treatment, or prevention of a disease or condition. We can provide no assurance that our products or operations are in compliance with federal regulations, including those enforced by the FDA. Failure to comply with FDA regulations may result in among other things, warning letters, injunctions, product recalls, product seizures, fines and/or criminal prosecutions.

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

The FDA, Federal Trade Commission (“FTC”) and their state-level equivalents, also possess broad authority to enforce the provisions of federal and state law, respectively, applicable to consumer products and safeguards as such relate to foods, dietary supplements and cosmetics, including powers to issue a public warning or notice of violation letter to a Company, publicize information about illegal products, detain products intended for import or export (in conjunction with U.S. Customs and Border Protection) or otherwise deemed illegal, request a recall of illegal products from the market, and request the Department of Justice, or the state-level equivalent, to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. or respective state courts. The initiation of any regulatory action towards industrial hemp or hemp derivatives by the FDA, FTC or any other related federal or state agency, would result in greater legal cost to the Company, may result in substantial financial penalties and enjoinment from certain business- related activities, and if such actions were publicly reported, they may have a materially adverse effect on our business and its results of operations.

We are dependent on the popularity of consumer acceptance of cannabis and hemp products.

We believe the cannabis and hemp industries are highly dependent upon consumer perception regarding the safety, efficacy and quality of cannabis and related products distributed to such consumers. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis and hemp-based products. There has been limited scientific research on cannabis and hemp and there can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the cannabis and hemp market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention, or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings, or publicity could have a material adverse effect on the demand for our products and on our business, financial condition and results of operations. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, hemp and related products in general, or our products specifically, or associating the consumption of cannabis and hemp or related products with illness or other negative effects or events, could also have such a material adverse effect. Such adverse publicity reports or other media attention could have such a material adverse effect even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed. The increased usage of social media and other web-based tools used to generate, publish and discuss user- generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views in regard to our business and activities, whether true or not. Although we take care in protecting our image and reputation, we do not ultimately have direct control over how it is perceived by others. Reputational loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse impact on our financial performance, financial condition, cash flows and growth prospects.

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

We have limited capital resources and operations. Our net losses for the year ended December 31, 2022 and 2021 were $449.4 million and $77.5 million, respectively, and our accumulated deficit as of December 31, 2022 and 2021 was $1,251.0 million and $801.6 million, respectively. To date, our operations have been funded primarily from the proceeds of debt and equity financings, and we may require additional equity and/or debt financing to support on-going operations, to undertake capital expenditures or to undertake acquisitions or other business combination transactions. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. If additional capital is raised through further issuances of equity or debt securities, existing holders of our common shares could suffer further dilution, and any new equity securities issued could have rights, preferences and privileges superior to our existing common shareholders. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. In addition, any debt financing secured in the future could also involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

We and certain of our subsidiaries have limited operating histories, which may make evaluating our business and future prospects difficult and may increase the risk of an investment in our business. We may face certain risks and difficulties as an early-stage company with a limited operating history, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenue. Our ability to manage growth effectively will require us to manage our subsidiaries effectively and continue to implement and improve our operational and financial systems and to expand, train and manage our employees. There is no assurance that we will be able to manage growth effectively. If we do not successfully address these risks, it could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our employees in New Jersey, New York and Massachusetts have elected to unionize with the United Food and Commercial Workers Union. In general, labor unions are working to organize workforces in the cannabis industry in general. It is possible that certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

We may have difficulty accessing the services of banks, which may make it difficult for us to operate.

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

We may be impacted by business interruptions resulting from pandemics and public health emergencies, including those related to the novel coronavirus known as COVID-19 which surfaced in Wuhan, China in December 2019, geopolitical actions, including war and terrorism or natural disasters including earthquakes, hurricanes, floods and fires. An outbreak of infectious disease, a pandemic, or a similar public health threat, such as the outbreak of COVID-19, or a fear of any of the foregoing, could adversely impact our business by causing operating, manufacturing, supply chain and project development delays and disruptions, labor shortages, travel and shipping disruption and shutdowns (including as a result of government regulation and preventative measures). For example, COVID-19 previously resulted in the temporary closures of some of our facilities; labor shortages; adverse impacts on our supply chain and distribution channels; and the potential for increased network vulnerability and risk of data loss resulting from increased use of remote access and removal of data from our facilities. In addition, a health epidemic such as COVID-19 could negatively impact capital expenditures and overall economic activity in the impacted regions or depending on the severity, globally, which could impact the demand for our products and services. The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business. However, these effects could have a material impact on our operating results, financial condition and trading price of our common shares.

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

Further, from time to time in the normal course of our business operations, we or any of our subsidiaries may become subject to litigation, complaints, enforcement actions and governmental inquiries that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation, complaints, actions, or inquiries may be significant and may require a diversion of our resources, including the attention of our management. There also may be adverse publicity associated with such litigation, complaints, actions, or inquiries that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be sufficient or available to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could have a material adverse effect on our business, financial condition and results of operations.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2022 as a result of a material weakness in our internal controls, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) Our internal controls relating to inventory valuation, estimated useful lives and depreciation of long-lived assets, expense cutoff for certain subsidiaries, business combinations, impairment of long-lived assets, and debt modification and extinguishment was not designed and maintained (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We did not have written documentation of internal control policies and procedures. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls (4) We misclassified certain employees as contractors based on the rules and regulations of the IRS. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Our ability to use our net operating losses and interest expense subject to Section 163(j) and tax credit carryforwards in the future will be limited pursuant to the application of Section 382, which could increase our tax liabilities and could reduce our cash flow and net income.

Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (“Section 382”) limit a corporation’s ability to utilize existing net operating loss and Section 163(j) interest limitation carryforwards once such corporation experiences an ownership change as defined in Section 382. On June 24, 2022, we completed the previously announced Recapitalization Transaction which is considered an ownership change for purposes of Section 382. For the year ended December 31, 2022, we recorded a valuation allowance on certain net operating loss carryforwards and Section 163(j) interest limitation deduction carryforwards that were recognized as deferred tax assets as of December 31, 2021. In addition, we did not utilize any pre-existing net operating losses against taxable income in our tax provision for the year ended December 31, 2022. As a result of the Recapitalization Transaction, utilization of our net operating losses and Section 163(j) interest limitation deduction carryforwards is limited by Section 382, which may result in increased future tax liability to us. The Section 382 limitation may be increased by recognized built-in gain (“RBIG”) in the five year period following the change date to the extent that the value of our assets exceeds the tax basis of those assets. Under the Section 338 approach described in Notice 2003-65, assets are treated as generating RBIG even if these assets are not disposed of at again during the five-year recognition period. We are in the process of reviewing the tax basis of our fixed assets so we can compare it to the deemed selling price under Section 382. This calculation may result in an RBIG that would increase the Section 382 limitation available during the recognition period.

Significant inflation could adversely affect our business and financial results.

Increased inflation could adversely affect our business and financial results by reducing our purchasing power and resulting in negative impacts on our ability to obtain goods and services required for the operation of our business. In addition, our cost of labor and materials could increase, which could have an adverse impact on our business, results of operations, cash flow or financial condition. Additionally, increased inflation may impact our ability to retain and/or hire new personnel. To the extent that we are unable to offset such cost inflation through higher prices of our offerings or other cost savings, there could be a negative impact on our business, sales and margin performance, net income, cash flows.

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

We can provide no assurance that we will be permitted or able to enter the adult-use cannabis market in any of the U.S. states that we currently operate.

In certain of the U.S. states where we operate, laws, regulations and/or rules have been passed to regulate the cultivation, processing, manufacturing, distribution, sale and use of adult-use cannabis. Each state has unique requirements that each licensed entity must meet in order to participate in the adult-use market, including, without limitation, maintaining any existing licenses in good standing, payment of a fee, and maintaining certain medical product quantities. In addition, municipalities in each state may pass local rules and ordinances, establishing additional rules and requirements that a licensed entity must meet relating to the cultivation, processing, manufacturing, distribution, sale and use of adult-use cannabis. We can provide no assurance that we will be able to satisfy or meet the requirements established by a state’s or municipality’s relevant governmental agency that would allow us to enter the adult-use cannabis market. Failure to satisfy or meet the requirements established by a state’s or municipality’s relevant governmental agency would result in us not being able to participate in the adult-use cannabis market or could delay our entrance into the adult-use cannabis market in a particular state, which could have a material adverse effect on our business.

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

Our investments in the United States are subject to applicable anti-money laundering laws and regulations in the United States and Canada and cannabis businesses have restricted access to banking and other financial services.

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

On February 14, 2021, FinCEN issued the FinCEN Memorandum, which outlines the pathways for financial institutions to bank cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws.

Although the FinCEN Memorandum remains intact, it is unclear whether the Biden administration will continue to follow its guidelines, or what may happen under future administrations. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current administration. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. Our inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

In the United States, the “SAFE Banking Act” is a proposed piece of federal legislation, which would grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying marijuana business follows state law. The U.S. House of Representatives has passed the SAFE Banking Act on numerous occasions, but the U.S. Senate has failed to take up the SAFE Banking Act for a vote. It is unclear whether the U.S. Senate will take up the SAFE Banking Act during the current congressional session. While there is strong support in the public and within Congress for the SAFE Banking Act and similar legislation, there can be no assurance that it will be passed as presently proposed or at all.

In both Canada and the United States, transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape. Legislative changes could help to reduce or eliminate these challenges for companies in the cannabis space and would improve the efficiency of both significant and minor financial transactions.

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

As cannabis remains illegal under U.S. federal law, those non-U.S. citizens who are employed at or investing in legal and licensed Canadian cannabis companies could face detention, denial of entry, or lifetime bans from the United States for their business associations with U.S. or Canadian cannabis businesses. Entry happens at the sole discretion of the U.S. Customs and Border Protection (the “USCBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. As a result, the Canadian government warned travelers that previous use of cannabis or any substance prohibited by U.S. federal laws could mean denial of entry to the United States. In addition, business or financial involvement in the legal cannabis industry in Canada or in the United States could also be a reason for USCBP officers to deny entry in the United States. In reaction to the then-impending legalization of cannabis in Canada, the USCBP released a statement outlining its position with respect to enforcement of U.S. federal laws. The statement specified that Canada’s legalization of cannabis would not change the USCBP’s enforcement of U.S. federal laws regarding controlled substances, and because cannabis continues to be a controlled substance under the CSA, working in or facilitating the proliferation of the cannabis industry in states or Canada where cannabis is legal may affect admissibility to the United States. Although, the USCBP has affirmed that Canadian citizens “working in or facilitating the proliferation of the legal cannabis industry in Canada, coming to the U.S. for reasons unrelated to the cannabis industry will generally be admissible to the U.S.,” if Canadian citizens, or any other travelers, are “found to be coming to the U.S. for reason related to the cannabis industry, they may be deemed inadmissible” and risk being barred from entry into the United States.

Certain of our directors, officers and employees are or may be Canadian citizens and may be subject to denials or bans from entry into the United States by USCBP officers due to their service or employment by us. In the event that any such directors, officers, or employees are hindered or otherwise prevented from entering the U.S., either in one instance or permanently, their ability to provide services to us could be materially hindered, which could have a material adverse effect on our business. In addition, our ability to attract qualified candidates may be diminished by the prospect of a denial or ban from entry into the United States, which could have a material adverse effect on our business.

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

We are engaged in both the medical and adult-use marijuana industry in the United States where local state law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. Pursuant to the Congressional Research Service, as of March 1, 2023, (i) 37 states plus the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have comprehensive laws and policies allowing for the medicinal use of marijuana, (ii) 10 additional states allow for “limited access medical cannabis,” which refers to low-THC cannabis or CBD oil and (iii) 21 states, the District of Columbia, Guam, and the Northern Mariana Islands have enacted laws allowing the recreational use of marijuana. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.

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

If the current Administration and Attorney General do not adopt a policy incorporating some or all of the policies articulated in the Cole Memorandum, then the Department of Justice or an aggressive federal prosecutor could allege that we “aided and abetted” violations of federal law by providing finances and services to our operating subsidiaries. Under these circumstances, it is possible that a federal prosecutor could seek to seize our assets and to recover the “illicit profit.” In these circumstances, our operations may cease, and our shareholders may lose their entire investment and our directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

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

There is a limited market for our common shares

Our common shares are listed for trading on the CSE and are quoted over-the-counter in the United States on the OTC Pink Tier of the OTC Markets Group, Inc. The over-the-counter markets provide less liquidity than U.S. national securities exchanges, such as the New York Stock Exchange or Nasdaq. Accordingly, holders of our common shares may be unable to sell or otherwise dispose of their common shares at desirable prices or at all.

Outstanding and future issuances of debt securities, which would rank senior to our common shares upon bankruptcy or liquidation, may adversely affect the level of return holders of common shares may be able to receive.

We currently have June Secured Debentures, June Unsecured Debentures, Additional Secured Debentures, and Senior Secured Bridge Notes outstanding. In the future, we may increase our capital resources by offering additional debt securities. Upon bankruptcy or liquidation, holders of our debt securities and lenders would receive distributions of our available assets prior to any distributions being made to holders of our common shares. As our decision to issue debt securities or borrow money from lenders will depend in part on market conditions, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. Holders of our common shares must bear the risk that current and future securities including the issuance of debt securities may adversely affect the level of return, if any, that the holders of our common shares may receive.

Our principal shareholders and management own a significant percentage of our common shares and will be able to exert significant control over matters subject to shareholder approval.

As a result of the consummation of the Recapitalization Transaction and as of March 24, 2023, our executive officers, directors and principal shareholders and their affiliates beneficially hold, in the aggregate, approximately 89.4% of our outstanding common shares. These shareholders, acting together, would be able to significantly influence all matters requiring shareholder approval. For example, these shareholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located at 420 Lexington Avenue, Suite 414, New York, NY 10170. As of December 31, 2022, we lease: 5 facilities in the State of Arizona; 1 facility in the State of California; 1 facility in Canada; 25 facilities in the State of Florida; 4 facilities in the State of Maryland; 4 facilities in the State of Massachusetts; 2 facilities in the State of Nevada; 5 facilities in the State of New Jersey; 5 facilities in the State of New York; and 1 facility in the State of Vermont. In addition, we own: 4 facilities in the State of Arizona; 2 facilities in the State of Colorado; 1 facility in the State of Florida; 1 facility in the State of Massachusetts; and 1 facility in the State of New York. The following table sets forth information about our properties. We believe that these facilities are generally suitable to meet our needs.

Location	Facility Type	Approximate Square Footage of Operational Facilities	Lease Expiration Dates
Arizona	Dispensary/Processing/Cultivation Administrative	87,465 3,976	April 2023 – March 2033

California	Administrative	2,133	October 2025

Canada	Administrative	2,689	June 2024

Colorado	Dispensary/Processing/Cultivation	22,343	October 2023

Florida	Dispensary/Processing/Cultivation Administrative	349,163 3,718	June 2023 – June 2030

Maryland	Dispensary/Processing	15,139	April 2024 – September 2027

Massachusetts	Dispensary/Processing/Cultivation Administrative	78,333 2,200	March 2027 – July 2027

Nevada	Dispensary/Processing/Cultivation	32,407	August 2024 – November 2036

New Jersey	Dispensary/Processing/Cultivation Administrative	4,500 3,000	May 2023 – September 2034

New York	Dispensary/Processing/Cultivation Administrative	11,790 16,956	May 2023 – January 2030

Vermont	Dispensary/Processing/Cultivation	16,960	March 2023

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

U.S. Shareholder Class Action

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others in the United States District Court for the Southern District of New York (“SDNY”) for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Matter (as set forth below) and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order (the “Stipulation”) regarding the Lead Plaintiff’s Motion for Leave to File a second Amended Complaint. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), which the SDNY so ordered on October 19, 2022, ordering that the Defendants answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Finch and Cedeno actions shall be coordinated with discovery in the Hi-Med action referenced below, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced below, to mediation, which took place on January 17, 2023. On January 31, 2023, the parties advised the SDNY that the Defendants and Lead Plaintiff reached a settlement in principle and anticipate filing a motion for preliminary approval of the settlement by March 9, 2023. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Class Action Lawsuit pending submission of the motion for preliminary approval. On March 7, 2023, the parties advised the SDNY that the parties required a short extension of the motion for preliminary approval of the settlement and such motion would be filed by March 21, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY, which remains pending.

U.S. Hi-Med Matter

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held a Unsecured Debenture in the principal amount of $5,000,000 prior to the closing of the Recapitalization Transaction filed a complaint (the “Hi-Med Complaint”) in the SDNY against the Company and certain of the Company’s current and former directors and officers and other defendants. Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debenture and the related debenture purchase agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Exchange Act and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced above. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss Hi-Med’s Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ reply were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers’ and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed the Stipulation regarding Hi-Med’s Motion for Leave to File a second amended complaint. On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second amended complaint was deemed filed as of such date. On December 20, 2021, the Company and the current named officers and directors filed a Motion to Dismiss Hi-Med’s second amended complaint. Hi-Med’s opposition to the Company’s and its named current officers and directors’ Motion to Dismiss were filed on February 3, 2022. The Company and the named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a Joint Stipulation and Proposed Scheduling Order, which certain defendants (the “Moving Defendants”) indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was so ordered by the court on October 19, 2022. The Moving Defendants motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. The parties submitted the matter, together with the Class Action Lawsuit referenced above, to mediation, which took place on January 17, 2023. On January 31, 2023, the parties advised the SDNY that the defendants and Hi-Med remain in ongoing settlement discussions. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Hi-Med action until February 21, 2023, to allow for continued settlement discussions between the parties, which the SDNY granted on February 7, 2023. On February 16, 2023, the parties advised the SDNY that the parties remained in ongoing settlement discussions and requested that SDNY extend the deadline further until March 21, 2023, which the SDNY granted on February 21, 2023. On March 16, 2023, the parties requested another extension of the deadline until April 11, 2023 to continue settlement discussions, which the SDNY granted on March 17, 2023.

Canadian Shareholder Class Action Lawsuit

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company and its former Chief Executive Officer and former Chief Financial Officer in the Ontario Superior Court of Justice in Toronto, Ontario. On September 27, 2021, the court granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. On March 3, 2023, the Company made a settlement offer to the plaintiff to fully resolve the Amended Claim. The plaintiff has not yet responded to the settlement offer.

Canadian Hi-Med Matter

On June 29, 2020, Hi-Med filed a notice of claim in the Supreme Court of British Columbia against the Company, the Company’s former Chief Executive Officers and other defendants, alleging that the defendants made materially false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof constituting oppression and seeking remedies including, but not limited to, repayment of Hi-Med’s Unsecured Debenture and damages of an unspecified amount.

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

Claim by Former Consultant

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against THCWC and iA AZ claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1,000,000 and $10,000,000. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. The parties are currently engaging in discovery. The parties have agreed to participate in mediation to try and resolve the dispute, which is expected to occur in April or May of 2023.

Claim by Maryland License Holder

On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements.

In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, the Defendants filed a Petition to Vacate Arbitration Award and CGX filed its opposition on January 30, 2023. On February 3, 2023, the Defendants requested a hearing on the Petition to Vacate Arbitration Award. Both the Petition to Vacate Arbitration Award and request for a hearing remain pending before the Circuit Court for Baltimore County. CGX continues to prosecute its other two claims concerning Defendants’ use of LMS’ funds, and S8 continues to deny and defend against LMS’ contentions that S8 breached the MSA.

Annual General Meeting Petition

On June 20, 2022, Michael Weisser (“Weisser”) commenced a petition (the “Petition”) in the Supreme Court of British Columbia (the “Court”) against the Company and the Company’s former board of directors. In the Petition, Weisser sought: (i) a declaration that the affairs of Company and its then-board of directors were being conducted or have been conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order that Weisser is entitled to call and hold the Company’s annual general meeting for 2020 ( “2020 AGM”) on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iii) alternatively, an order that the Company hold the 2020 AGM on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iv) an order that the Company set the record date for the 2020 AGM; (v) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; and (vi) an order that the Company be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM. On June 22, 2022, Weisser was granted a short leave by the Court, which permitted a return date for the Petition of June 28, 2022. On June 24 2022, the Company closed the Recapitalization Transaction and the Company noticed the 2020 AGM, the annual general meeting for 2021 (“2021 AGM”) and the annual general meeting for 2022 (the “2022 AGM” and together with the 2020 AGM and 2021 AGM, the “AGMs”). As a result, Weisser’s Petition was rendered moot.

On November 14, 2022, Weisser filed an application (the “Application”) in the Petition proceeding, seeking to add the Secured Lenders and Consenting Unsecured Lenders as respondents to the Petition and to amend the Petition. Specifically, Weisser is seeking to amend the Petition to request: (i) a declaration that the affairs of the Secured Lenders, Consenting Unsecured Lenders, the Company and the powers of its then-directors have been and are continuing to be conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order setting aside and/or unwinding the closing of the Recapitalization Transaction; (iii) an order setting aside the results of the AGMs held on August 11, 2022; (iv) an order that the 2020 AGM be held by December 31, 2022; (v) an order that the Company set the record date for the 2020 AGM to hold the meeting by December 31, 2022; (vi) an order that for purposes of voting at the 2020 AGM, the shareholdings of the Company be those shareholdings that existed prior to the closing of the Recapitalization Transaction; (vii) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; (viii) an order that the Company be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM; and (ix) an order that pending the 2020 AGM, the Company’s current board of directors be replaced by an interim slate of directors to be nominated by Weisser. The Company intends to file a response to the Application, seeking that the Petition be dismissed as a collateral attack on the order of Justice Gomery dated October 5, 2020, approving the Recapitalization Transaction, and declaring as binding all of the releases set forth in Article 5 of the Plan of Arrangement.

Appeal of Florida Regulatory Approval of the Recapitalization Transaction

On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the requested (the “Variance Request”) change of ownership and control of McCrory’s resulting from the closing of the Recapitalization Transaction. On November 19, 2021, Weisser filed a petition (as amended, the “Florida Petition”) with the OMMU, challenging the OMMU’s approval of the Variance Request. On February 3, 2022, the Florida Division of Administrative Hearings (“DOAH”) issued a Recommended Order of Dismissal, recommending that the OMMU enter a final order dismissing the Florida Petition for lack of standing. On May 4, 2022, the OMMU issued a final agency order (the “Final Order”), which accepted the recommendation of the DOAH and dismissed the Florida Petition for lack of standing. Weisser appealed the Final Order with the District Court of Appeal in the First District of Florida and filed his initial brief on November 9, 2022, which seeks a reversal of the Final Order. On February 3, 2023, the Company filed a Motion to Dismiss the appeal, which remains pending before the court.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade in Canada on the Canadian Securities Exchange under the trading symbol “IAN.” Our common shares are also quoted in the over-the-counter markets in the United States on the OTC Pink Tier of the OTC Market Group, Inc. under the trading symbol “ITHUF.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Stockholders

We had 419 shareholders of record as of March 24, 2023. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

Through our subsidiaries, we currently own and/or operate 35 dispensaries and 11 cultivation and/or processing facilities in nine U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional 15 dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of dispensary licenses in Florida, and up to 21 total cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states, all subject to the necessary regulatory approvals.

Our multi-state operations encompass the full spectrum of medical and adult-use cannabis and CBD enterprises, including cultivation, processing, product development, wholesale-distribution and retail. Cannabis products offered by us include flower and trim, products containing cannabis flower and trim (such as packaged flower and pre-rolls), cannabis infused products (such as topical creams and edibles) and products containing cannabis extracts (such as vape cartridges, concentrates, live resins, wax products, oils and tinctures). Our CBD products include topical creams, tinctures and sprays and products designed for beauty and skincare (such as lotions, creams, haircare products, lip balms and bath bombs). Under U.S. federal law, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone), to our knowledge, the U.S. Food and Drug Administration has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis, cannabis-derived or CBD products.

Financial Restructuring

The significant disruption of global financial markets, and specifically, the decline in the overall public equity cannabis markets due to the COVID-19 pandemic negatively impacted our ability to secure additional capital, which caused liquidity constraints. In early 2020, due to the liquidity constraints, we attempted to negotiate temporary relief of our interest obligations with the Secured Lenders. However, we were unable to reach an agreement and did not make interest payments when due and payable to the Secured Lenders or payments that were due to the Unsecured Lenders. As a result, we defaulted on our obligations pursuant to the Secured Notes and Unsecured Debentures.

On June 22, 2020, we received a notice demanding repayment under the Amended and Restated Debenture Purchase Agreement dated October 19, 2019 of the entire principal amount of the Secured Notes, together with interest, fees, costs and other charges that have accrued or may accrue from the Collateral Agent holding security for the benefit of the Secured Notes. The Collateral Agent concurrently provided us with the Notice of Intention to Enforce Security under section 244 of the Bankruptcy and Insolvency Act (Canada).

On July 10, 2020, we entered into the Restructuring Support Agreement with the Secured Lenders and the Consenting Unsecured Lenders to effectuate the Recapitalization Transaction, which we closed on the Closing Date. Closing of the Recapitalization Transaction through the Plan of Arrangement was subject to certain conditions, including obtaining the Requisite Approvals. All Requite Approvals required to close the Recapitalization Transaction were satisfied, conditioned, or waived by us, the Secured Lenders and the Consenting Unsecured Lenders, and on Closing Date, we closed the Recapitalization Transaction pursuant to the Plan of Arrangement under the Business Corporations Act (British Columbia) approved by the Supreme Court of British Columbia. Pursuant to the terms of the Restructuring Support Agreement, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of Default. As of the Closing Date, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders irrevocably waived all Defaults. In addition, in August 2021 Gotham Green Partners, LLC and the Collateral Agent filed a Notice of Application with the Ontario Superior Court of Justice, which sought, among other things, a declaration that the outside date for closing the Recapitalization Transaction be extended, which extension was granted by such court and we subsequently appealed. Following the closing of the Recapitalization Transaction, we discontinued the appeal with prejudice.

In connection with the closing of the Recapitalization Transaction, we issued an aggregate of 6,072,579,705 common shares to the Secured Lenders and the Unsecured Lenders. Specifically, we issued the Secured Lender Shares, or 48.625% of our outstanding common shares, to the Secured Lenders and the Unsecured Lender Shares, or 48.625% of our outstanding common shares, to the Unsecured Lenders. As of the Closing Date, we had 6,244,297,897 common shares issued and outstanding. As of the Closing Date, the holders of our common shares collectively held 171,718,192 common shares, or 2.75% of our outstanding common shares.

As of the Closing Date, the outstanding principal amount of the Secured Notes (including the Interim Financing secured notes in the aggregate principal amount of approximately $14.7 million originally due on July 13, 2025) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) the June Secured Debentures in the aggregate principal amount of $99.7 million and (C) the June Unsecured Debentures in the aggregate principal amount of $5.0 million. In addition, as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) the June Unsecured Debentures in the aggregate principal amount of $15.0 million. Furthermore, all existing options and warrants to purchase our common shares, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the Plan of Arrangement), were cancelled and extinguished for no consideration.

Secured Debenture Purchase Agreement

In connection with the closing of the Recapitalization Transaction, we entered into the Secured DPA, dated as of June 24, 2022, with ICM, the other Credit Parties (as defined in the Secured DPA), the Collateral Agent, and the New Secured Lenders pursuant to which ICM issued the New Secured Lenders the June Secured Debentures in the aggregate principal amount of $99.7 million pursuant to the Plan of Arrangement.

The June Secured Debentures accrue interest at a rate of 8.0% per annum (increasing to 11.0% upon the occurrence of an Event of Default (as defined in the Secured DPA)), are due on June 24, 2027, and may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the New Secured Lenders without premium or penalty. Upon receipt of a Change of Control Notice (as defined in the Secured DPA), each New Secured Lender may provide notice to ICM to either (i) purchase the June Secured Debenture at a the Offer Price or (ii) if the Change of Control Transaction (as defined in Secured DPA) results in a new issuer, or if the New Secured Lender desires that the June Secured Debenture remain unpaid and continue in effect after the closing of the Change of Control Transaction, convert or exchange the June Secured Debenture into a replacement debenture of the new issuer or ICM, as applicable, in the aggregate principal amount of the Offer Price on substantially equivalent terms to those terms contained in the June Secured Debenture. Notwithstanding the foregoing, if 90.0% or more of the principal amount of all June Secured Debentures outstanding have been tendered for redemption on the date of the Change of Control Notice, ICM may, at its sole discretion, redeem all of the outstanding June Secured Debentures at the Offer Price. As security for the Obligations (as defined in the Secured DPA), ICM and the Company granted to the Collateral Agent, for the benefit of the New Secured Lenders, a security interest over all of their present and after acquired personal property.

Pursuant to the Secured DPA, so long as Gotham Green Partners, LLC or any of its Affiliates (as defined in the Secured DPA) hold at least 50.0% of the outstanding principal amount of June Secured Debentures, the Collateral Agent will have the right to appoint two non-voting observers to our Board of Directors, each of which shall receive up to a maximum amount of $25,000 in any 12-month period for reasonable out-of-pocket expenses. In addition, pursuant to the Secured DPA, the New Secured Lenders purchased the Additional Secured Debentures.

Unsecured Debenture Purchase Agreement

In connection with the closing of the Recapitalization Transaction, we, as guarantor of the Guaranteed Obligations (as defined in the Unsecured DPA (as defined herein)), entered into the Unsecured DPA dated as of June 24, 2022 with ICM, the Secured Lenders and the Consenting Unsecured Lenders pursuant to which ICM issued the June Unsecured Debentures in the aggregate principal amount of $20.0 million pursuant to the Plan of Arrangement, including $5.0 million to the Secured Lenders and $15.0 million to the Unsecured Lenders.

The June Unsecured Debentures accrue interest at a rate of 8.0% per annum (increasing to 11.0% upon the occurrence of an Event of Default (as defined in the Unsecured DPA)), are due on June 24, 2027, and may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date upon prior written notice to the Unsecured Lender without premium or penalty. Upon receipt of a Change of Control Notice (as defined in the Unsecured DPA), each Unsecured Lender may provide notice to ICM to either (i) purchase the June Unsecured Debenture at the Unsecured Offer Price or (ii) if the Change of Control Transaction (as defined in Unsecured DPA) results in a new issuer, or if the Unsecured Lender desires that the June Unsecured Debenture remain unpaid and continue in effect after the closing of the Change of Control Transaction, convert or exchange the June Unsecured Debenture into a replacement debenture of the new issuer or ICM, as applicable, in the aggregate principal amount of the Unsecured Offer Price on substantially equivalent terms to those terms contained in the June Unsecured Debenture. Notwithstanding the foregoing, if 90.0% or more of the principal amount of all June Unsecured Debentures outstanding have been tendered for redemption on the date of the Change of Control Notice, ICM may, at its sole discretion, redeem all of the outstanding June Unsecured Debentures at the Unsecured Offer Price. Pursuant to the Unsecured DPA, the Obligations (as defined in the Unsecured DPA) are subordinated in right of payment to the Senior Indebtedness (as defined in the Unsecured DPA).

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

(1)

The Secured Notes and Interim Financing were extinguished as of the Closing Date and, in exchange, ICM issued the June Secured Debentures in the aggregate principal amount of $99,7 million, the Secured Lender Shares and the June Unsecured Debentures in the aggregate principal amount of $5 million. See “Overview – Financial Restructuring - Secured Debenture Purchase Agreement”.

(2)	Certain of the Secured Lenders provided the Interim Financing to ICM pursuant to the Restructuring Support Agreement.
(3)

The Unsecured Debentures were extinguished as of the Closing Date, and in exchange, ICM issued the June Unsecured Debentures in the aggregate principal amount of $15 million and the Unsecured Lender Shares. The June Unsecured Debentures are subordinate to the June Secured Debentures, but are senior to our common shares. See “Overview – Financial Restructuring - Unsecured Debenture Agreement.

(4)

On December 31, 2021, our Board of Directors approved the terms of a LTIP recommended by our compensation committee and, pursuant to which, on July 26, 2022 we issued to certain of our employees (including executive officers) an aggregate of 320,165,409 RSUs, under our Omnibus Incentive Plan in order to attract and retain such employees. RSUs represent a right to receive a single common share that is both non-transferable and forfeitable until certain conditions are satisfied. The allocation of RSUs was contingent upon the closing of the Recapitalization Transaction and was subject to approval of the Canadian Securities Exchange and the Board. All of our existing warrants and options were cancelled, and our common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

Registration Rights Agreement

In connection with the consummation of the Recapitalization Transaction, we entered into the RRA, dated June 24, 2022, with ICM and the Holders pursuant to which we shall, upon receipt of a Shelf Request from the Substantial Holders, prepare and file (i) with the applicable Canadian Securities Regulators (as defined in the RRA), a Shelf Prospectus (as defined in the RRA) to facilitate a secondary offering of all of the Registrable Securities or (ii) with the SEC, a S-3 Registration Statement covering the resale of all Registrable Securities. In addition, pursuant to the RRA and subject to certain exceptions, the Substantial Holders may submit a Demand Registration Request that we file a Prospectus (as defined in the RRA) (other than a Shelf Prospectus) or a Registration Statement to facilitate a Distribution (as defined in the RRA) in Canada or the United States of all or any portion of the Registrable Securities (the “Demand Registration”) held by the Holders requesting the Demand Registration. Moreover, pursuant to the RRA and subject to certain exceptions, if, at any time, we propose to make a Distribution for our own account, we shall notify the Holders of such Piggyback Registration and shall use reasonable commercial efforts to include in the Piggyback Registration such Registrable Securities requested by the Holders be included in such Piggyback Registration.

Investor Rights Agreement

Furthermore, in connection with the closing of the Recapitalization Transaction, we entered into the IRA, dated June 24, 2022, with ICM and the Investors. Pursuant to the IRA, among other things, the Investors are entitled to designate nominees for election or appointment to our Board as follows:

•	the First Investor shall be entitled to designate director nominees as follows:

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

The initial nominees of the First Investor were Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert.

•	the Second Investor shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5.0%.

•	the Third Investor shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5.0%.

•	the Fourth Investor shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5.0%.

The Second Investor, Third Investor and Fourth Investor initially nominated Alexander Shoghi, Zachary Arrick and Marco D’Attanasio, respectively, as members of the Board. Mr. D’Attanasio resigned from the Board effective as of September 15, 2022 and Mr. Arrick resigned from the Board effective as of February 21, 2023. Pursuant to the IRA, both the Third Investor and Fourth Investor are entitled to appoint directors to fill the vacancies created by the resignations of Mr. D’Attanasio and Mr. Arrick. As of the date hereof, such vacancies have not been filled.

Acquisitions

GreenMart of Maryland, LLC, Rosebud Organics, Inc. and Budding Rose, Inc.

In January 2018, we, through our wholly-owned subsidiary, CGX, entered into separate option agreements, as amended, with (i) the Budding Rose Sellers, (ii) the Rosebud Sellers, (iii) the GMMD Seller, who is also our former officer and director and the sole member of GMMD, and (iv) the LMS Seller and LMS, pursuant to which, CGX was granted and exercised its options to acquire 100% ownership of Budding Rose, Rosebud, GMMD and LMS on September 16, 2021, April 1, 2021, November 5, 2021, and November 22, 2021, respectively, all subject to regulatory approval by the MMCC. On July 28, 2022, the MMCC approved CGX’s request to acquire 100% ownership of Budding Rose, Rosebud and GMMD. On August 9, 2022, CGX closed on its acquisition of GMMD, and on August 18, 2022, CGX closed on its acquisitions of Rosebud and Budding Rose.

On May 23, 2022, we, through CGX, filed a demand for arbitration with the American Arbitration Association against LMS and the LMS Seller for various breaches under the LMS Option Agreements. The closing of our acquisition of LMS is subject to the resolution of this pending legal matter. See “Item 3. Legal Proceedings - Claim by Maryland License Holder” for additional information.

MPX New Jersey LLC

On February 1, 2022, we, through our wholly-owned subsidiary INJ, acquired 100% ownership of MPX NJ, which holds a medical cannabis license. On October 24, 2019, INJ and MPX NJ entered into a loan agreement pursuant to which on October 16, 2019, MPX NJ issued to INJ the INJ Note. On February 3, 2021, INJ sent a notice of conversion to MPX NJ, notifying MPX NJ of INJ’s election to convert the entire principal amount outstanding of such note, plus all accrued and unpaid interest thereon, into such number of Class A units of MPX NJ representing 99% of the equity interest in MPX NJ. The conversion of INJ’s debt to equity is subject to approval by the CRC. On October 24, 2019, INJ, MPX NJ and the then-equityholders of MPX NJ entered into an option agreement, pursuant to which INJ was granted the option to acquire the remaining 1% of MPX NJ for nominal consideration, subject to approval of the CRC, which option INJ exercised on February 25, 2021. On January 7, 2022, the CRC approved the conversion of INJ’s debt into a 99% equity interest in MPX NJ and INJ’s acquisition of the remaining 1% of MPX NJ. As a result of the acquisition of MPX NJ, we expanded our cannabis operations to New Jersey and are permitted to operate one medical manufacturing facility, including cultivation and processing capabilities and up to three medical dispensaries in New Jersey, subject to regulatory approval. On November 9, 2022, we submitted our application to expand MPX NJ’s current medical operations to include adult-use operations. Our application remains pending before the CRC.

Recent Developments

Issuance of common shares

On January 5, 2023, we issued 7,852,803 common shares for vested RSUs. We withheld 7,776,088 common shares to satisfy our employees’ tax obligations of $0.2 million.

On March 3, 2023, we issued 27,929,525 common shares for vested RSUs to Mr. Kalcevich as per the December Separation Agreement.

Extension of INJ Senior Secured Bridge Notes

On February 2, 2023, we entered into the Amendment to the Senior Secured Bridge Notes issued by INJ on February 2, 2021 with all of the holders of such notes. Pursuant to the Amendment, the maturity date of the Senior Secured Bridge Notes was extended until February 2, 2024, the interest on the principal amount outstanding was increased to a rate of 12% per annum, and an amendment fee equal to 10% of the principal amount outstanding of the Senior Secured Bridge Notes as of February 2, 2023 or $1.4 million in the aggregate, was added to such notes such that it will become due and payable on the maturity date.

Disposition of Vermont Operations

On February 6, 2023, ICM entered into the MIPA with the VT Buyer for the sale of all of the issued and outstanding membership interests of GVMS for $0.2 million, subject to certain adjustments set forth in the MIPA. The closing of the MIPA remains subject to customary closing conditions, including approval by the CCB. On February 6, 2023, ICM, GVMS and GRVT entered into the Management Agreement with the VT Buyer, which went into effect on March 8, 2023. Pursuant to the Management Agreement, the VT Buyer will manage the operations of GRVT until the closing of the GVMS Sale. The Management Agreement terminates upon the earlier of the closing of the GVMA Sale or termination of the MIPA.

Accounting Pronouncements

See Note 3, “New Accounting Standards and Accounting Changes” in the notes to our consolidated financial statements for the fiscal year ended 2022 included elsewhere in this Annual Report on Form 10-K for more information regarding the new accounting standards applicable to us.

Results of Operations for the Years Ended December 31, 2022 and 2021

Revenues and Gross Profit

	Year Ended December 31,
(in ’000s of U.S. dollars)	2022	2021 (Revised)
Revenues
Eastern Region	$96,478	$128,979
Western Region	65,644	72,424
Other	1,091	1,615

Total revenues	$163,213	$203,018

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(44,370)	$(45,870)
Western Region	(43,734)	(44,548)
Other	(677)	(3,072)

Total Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(88,781)	$(93,490)

Gross profit
Eastern Region	$52,108	$83,109
Western Region	21,910	27,876
Other	414	(1,457)

Total gross profit	$74,432	$109,528

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey and Vermont. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.

Eastern region

For the year ended December 31, 2022, our sales revenues in the eastern region were $96.5 million as compared to $129.0 million for the year ended December 31, 2021, which represents a decrease of 25.2%. The main drivers for the decrease in revenues are lower retail revenues in Florida and both lower retail and wholesale revenues in Maryland, Massachusetts and Vermont as a result of increased competition and price compression in these markets. This was offset by an increase in retail revenues in New York attributable to the sale of whole flower which was approved for sale in the state of New York in October 2021, from retail revenues earned from our new dispensary in New Jersey, which opened in May 2022, and from wholesale revenues earned from our New Jersey facility.

For the year ended December 31, 2022, gross profit was $52.1 million, or 54.0% of sales revenues, as compared to a gross profit of $83.1 million, or 64.4% of sales revenues, for the year ended December 31, 2021. Gross profit decreased due to lower selling prices in Florida, Maryland and Massachusetts as well as lower wholesale prices in Maryland and Massachusetts while production costs and sales discounts continued to increase as a result of nationwide inflation and increased competition in these markets.

During the year ended December 31, 2022, approximately 41,230 pounds of plant material was harvested in the eastern region as compared to approximately 44,520 pounds harvested during the year ended December 31, 2021. The decrease in harvested plant material was due to lower yields in Florida due to poor weather conditions and in Massachusetts from scaling back production in our Holliston facility as our Fall River facility ramped up. This was partially offset from an increase in harvested plant material from our Pleasantville, New Jersey facility which had its first harvest in June 2022. The Pleasantville, New Jersey facility harvested approximately 3,990 pounds of plant material during the year ended December 31, 2022, as compared to Nil during the year ended December 31, 2021.

Western region

For the year ended December 31, 2022, our sales revenues in the western region were $65.6 million as compared to $72.4 million for the year ended December 31, 2021, which represents a decrease of 9.4%. The decrease in revenue in the western region is attributable to lower wholesale revenues in Nevada and a decrease in retail revenues in Arizona during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

For the year ended December 31, 2022, gross profit was $21.9 million, or 33.4% of sales revenues, as compared to a gross profit of $27.9 million, or 38.5% of sales revenues, for the year ended December 31, 2021. Gross margins decreased due to higher sales discounts and competitive pricing pressures in Arizona and from higher cultivation costs incurred in Nevada during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

During the year ended December 31, 2022, approximately 6,930 pounds of plant material was harvested in the western region as compared to approximately 7,000 pounds harvested during the year ended December 31, 2021. Cultivation yields in both Arizona and Nevada remained consistent during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Other revenues

For the year ended December 31, 2022, other revenues were $1.1 million as compared to $1.6 million for the year ended December 31, 2021. This decrease is due to lower online and wholesale sales of CBD products. For the year ended December 31, 2022, other gross profits were $0.4 million as compared to negative $1.5 million for the year ended December 31, 2021. This increase in other gross profits is due to a significant $1.9 million inventory reserve accrued on CBD inventory during the year-ended December 31, 2021 compared to a $0.2 million inventory reserve during the year-ended December 31, 2022.

Expenses

	Year Ended December 31,
(in ’000s of U.S. dollars)	2022	2021 (Revised)
Total operating expenses	$186,887	$133,308
Total other expenses	326,245	31,974
Income tax expense	10,691	21,736

Selling, General and Administrative Expenses Details

	Year Ended December 31,
(in ’000s of U.S. dollars)	2022	2021 (Revised)
Salaries and employee benefits	$34,050	$37,232
Severance	13,400	—
Share-based compensation	30,431	6,522
Legal and other professional fees	14,334	23,512
Deferred professional fees related to the Recapitalization Transaction	7,091	—
Facility, insurance and technology costs	15,202	15,895
Marketing expenses	4,798	4,539
Travel and pursuit costs	882	621
Amortization on right-of-use assets	2,295	2,112
Other general corporate expenditures	5,604	6,534

Total	$128,087	$96,967

Total operating expenses

Total operating expenses other than those included in costs and expenses applicable to revenues consist of: (i) selling, general, and administrative expenses which are necessary to conduct our ordinary business operations as well as support marketing, technology, and other growth initiatives such as opening new dispensaries and building-out our facilities; (ii) depreciation and amortization charges taken on our fixed and intangible assets; and (iii) any write-downs or impairment on our assets. We have taken measures to control our discretionary spending and to employ capital efficiently. However, we expect total operating expenses to continue to increase as we continue to invest in our operations and capital projects, attract and retain top talent, and implement robust technology systems in our corporate, retail and cultivation and manufacturing facilities.

For the year ended December 31, 2022, our total operating expenses were $186.9 million as compared to $133.3 million for the year ended December 31, 2021, which represents an increase of 40.2%.

The increase in total operating expenses resulted from an increase of $31.1 million of our selling, general, and administrative expenses which is attributable to: $13.4 million in severance expenses, including a $12.0 million payment to our former Interim Chief Executive Officer; a $23.9 million increase in share-based compensation from grants of RSUs to employees, directors and officers, and the concurrent cancellation of existing stock options; and an increase in deferred professional fees of $7.1 million from the closing of the Recapitalization Transaction on June 24, 2022. Total selling, general and administrative expenses were partially offset by a decrease in legal and other professional fees of $9.2 million and a decrease from salaries and other general corporate expenditures of $4.1 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

The increase in total operating expenses is also attributable to a $23.2 million increase in impairment loss during the year ended December 31, 2022, as compared to the year ended December 31, 2021. During the year ended December 31, 2022, we recorded $29.8 million and $0.7 million in impairment losses with respect to our Nevada and Vermont operations, respectively. This compares to $7.4 million of impairment losses during the year ended December 31, 2021 relating to our CBD business and New Jersey sublease arrangements.

The increase in total operating expenses was offset by one-time recoveries of $0.8 million from the sale of our Fall River dispensary property and the early termination of an office lease during the year ended December 31, 2022. There were immaterial write-downs and recoveries during the year ended December 31, 2021. Depreciation and amortization expenses remained consistent for the years ended December 31, 2022 and 2021.

During the year ended December 31, 2022, excise taxes were $0.6 million (December 31, 2021—$1.1 million). Excise taxes are included as part of the selling, general, and administrative expenses on the consolidated statements of operations.

Total other income and expenses

Total other income and expenses includes income and expenses that are not included in the ordinary day-to-day activities of our business. This includes interest and accretion expenses on our financing arrangements, fair value gains or losses on our financial instruments, and income earned from arrangements that are not from our ordinary revenue streams of retail, wholesale, or delivery of cannabis products.

For the year ended December 31, 2022, our total other expenses were $326.2 million as compared to $32.0 million for the year ended December 31, 2021, which represents an increase of 920.3%. Total other expenses includes other income of $13.7 million for the year ended December 31, 2022 and $1.6 million for the year ended December 31, 2021.

The increase in total other income and expenses is primarily due to a one-time $316.6 million loss on debt extinguishment related to the closing of the Recapitalization Transaction. This increase in total other expenses was offset by a decrease in accretion expense of $5.5 million as our $40.0 million secured notes, $20.0 million secured notes and $36.2 million secured notes were fully accreted as of May 2021 resulting in no accretion expense on these instruments during the year ended December 31, 2022, as compared to five months of accretion expense for these instruments taken during the year ended December 31, 2021. This was partially offset by accretion expense on the June Secured Debentures and June Unsecured Debentures since the closing of the Recapitalization Transaction on June 24, 2022. The closing of the Recapitalization Transaction resulted in the extinguishment of a portion of our total debt outstanding and a reduction in the interest rates on the June Secured Debentures, June Unsecured Debentures and the Senior Secured Bridge Notes. This resulted in lower interest expense of $5.0 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Furthermore, other income increased by $12.1 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily from a fair value gain net of tax of $10.4 million from the noncash consideration as part of the acquisition of MPX NJ and from sublease income earned from our sublease arrangements.

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

For the year ended December 31, 2022, our income tax expense was $10.7 million as compared to $21.7 million for the year ended December 31, 2021, which represents a decrease of 50.8%. The decrease in income tax expense is a result of our lower taxable income during the year ended December 31, 2021 and from certain expenses that are disallowed under Section 280E.

Liquidity and Capital Resources

As of December 31, 2022, we held unrestricted cash of $14.3 million (December 31, 2021 - $13.2 million) and had an accumulated deficit of $1,251.0 million (December 31, 2021—$801.6 million), and a working capital deficit of $41.9 million (December 31, 2021 - $231.7 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

We believe that the consummation of the Recapitalization Transaction will provide the necessary funding for us to continue funding our operations in the future. Further, the consummation of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures, June Unsecured Debentures and the Senior Secured Bridge Notes, and allows interest to be paid-in-kind. We believe we will be able to continue to operate under a going concern for a period of no less than 12 months from the date of the consolidated financial statements included elsewhere in this Annual Report on our Form 10-K. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flow for the Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development of existing or newly acquired businesses and the level of cash collections received from our customers.

Net cash used in operating activities during the year ended December 31, 2022 was $19.5 million as compared to net cash provided from operating activities of $16.1 million for the year ended December 31, 2021. The reduction in our net cash provided from operating activities was due to our net loss of $449.4 million, partially offset by a one-time non-cash loss on debt extinguishment from the consummation of the Recapitalization Transaction of $316.6 million, $30.4 million in share-based compensation as a result of the issuance of RSUs and concurrent cancellation of all existing stock options, $31.4 million of depreciation and amortization expense, $30.6 million in impairment loss from our Nevada and Vermont operations, $18.7 million in interest expense, a $10.5 million gain from nonmonetary consideration from the MPX NJ acquisition, $3.6 million of accretion expense, $7.8 million from changes in our deferred income taxes, and $16.7 million from changes in operating assets and liabilities items during the year ended December 31, 2022.

Changes in other operating assets for the year ended December 31, 2022, include an increase in inventory of $1.1 million due to lower sales during the year ended December 31, 2022 as compared to the year ended December 31, 2021, and an increase of $1.3 million related to the recognition of right-of-use assets during the year ended December 31, 2022.

Changes in other operating liabilities for the year ended December 31, 2022, include an increase in accrued and other current liabilities of $21.0 million due to accrued income taxes for the period, interest and recapitalization fees due upon closing of the Recapitalization Transaction on June 24, 2022, and a decrease in accounts payable of $3.1 million.

As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although we expect to continue to have positive cash flows from operations in 2023, no assurance can be given that we will have positive cash flows in the future.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 was $4.7 million as compared to $21.3 million for the year ended December 31, 2021. The decrease in cash used in investing activities was primarily attributable to lower cultivation and dispensary construction expenditures of $6.9 million during the year ended December 31, 2022 as compared to $19.4 million during the year ended December 31, 2021. In addition, during the year ended December 31, 2022, we loaned $0.1 million to MPX NJ as compared to $1.2 million during the year ended December 31, 2021.

Cash inflows from investing activities during the year ended December 31, 2022 included the sale of certain property, plant and equipment of $2.4 million as compared to $0.3 million for the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $22.1 million as compared to $10.2 million for the year ended December 31, 2021. During the year ended December 31, 2022, we received proceeds from the issuance of the Additional Secured Debentures of $24.3 million which was partially offset by approximately $0.4 million from the repayment of debt. Further, as part of the RSUs issuances, we paid $1.8 million on our employees’ behalf during the year ended December 31, 2022. This compares to the issuance of the Senior Secured Bridge Notes in the principal amount of $11.0 million, offset by related debt issuance costs of $0.7 million and repayment of certain debt of less than $0.1 million during the year ended December 31, 2021.

Related Party Transactions

As part of the MPX Acquisition on February 5, 2019, we acquired a related party receivable of $0.7 million due from a company owned by a former director and officer, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10 million, which accrued interest at the rate of 16%, compounded annually. Interest was due upon maturity of the loan on December 31, 2021. During the year ended December 31, 2021, we exercised our right to convert the principal balance of the loan and accrued interest into a 99% equity interest in MPX NJ and exercised our option to acquire the remaining 1% of MPX NJ, which was approved by the CRC on January 7, 2022. We recorded acquisition costs of $0.3 million and $Nil within selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the balance of such facility was $Nil (December 31, 2021 – $4.6 million), which includes accrued interest of $Nil (December 31, 2021—$0.9 million). The related party balances are presented in other long-term assets on the consolidated balance sheets.

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 9 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Effective as of May 6, 2022 (the “Resignation Date”), Randy Maslow, our Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with our subsidiaries and its affiliates, and from our Board of Directors and committees. In connection with the resignation, we executed a separation agreement (the “Separation Agreement”) with Mr. Maslow, pursuant to which Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow received total cash compensation in the amount of approximately $12.2 million (the “Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $300,000). The remainder of the Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the Resignation Date, which became accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the Separation Agreement, we will continue to pay the monthly premium for Mr. Maslow’s continued participation in our health and dental insurance benefits pursuant to COBRA for one year from the Resignation Date. Mr. Maslow’s compensation and benefits under the Separation Agreement also included the extension of exercise period of options to acquire our common shares, until the earlier of (i) five years from the Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the Separation Agreement, Mr. Maslow’s options to acquire our common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for a period of six months following the Resignation Date at a base compensation of $25,000 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and we did not elect to extend the period in accordance with the Separation Agreement. During the year ended December 31, 2022, we paid $0.1 million to Mr. Maslow in relation to consulting services provided (December 31, 2021—$Nil).

Effective as of November 14, 2022, Julius Kalcevich, our now former Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), we executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of December 31, 2022, the total payments made in relation to the December Separation Agreement were $0.2 million. Per the December Separation Agreement, Mr. Kalcevich was also issued a total of 27,929,525 RSUs with a fair value of $1.0 million, which became fully vested upon issuance. As of the Execution Date, all unvested outstanding stock options and RSUs previously issued to Mr. Kalcevich were accelerated and all related unrecognized compensation cost was recognized in our consolidated statements of operations.

Pursuant to the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5% of our outstanding common shares upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022 to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees shall accrue simple interest at the rate of 12% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest began accruing on the Deferred Professional Fees at the rate of 20% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2022, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $6.7 million (December 31, 2021 – $Nil). The related party balance is presented in accrued and other current liabilities on the consolidated balance sheets.

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

Leases

We lease some items of property, plant and equipment, office, cultivation, processing and dispensary space. On the lease commencement date, a lease is classified as a capital lease or an operating lease based on the classification criteria of the lease guidance under GAAP. As of January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 842 Leases (“ASC 842”) and applied the lease classification criteria contained therein for any new leases. Upon adoption of ASC 842, we recorded right-of-use (“ROU”) assets for all of our leased assets classified as operating leases. The ROU assets were computed as the present value of future minimum lease payments, including additional payments resulting from a change in an index such as a consumer price index or an interest rate, plus any prepaid lease payments minus any lease incentives received. A lease liability was also recorded at the same time. No ROU asset is recorded for leases with a lease term, including any reasonably assured renewal terms, of 12 months or less.

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

Share-based compensation expense includes compensation cost for employee and non-employee share-based payment awards granted and all modified or cancelled awards. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated under ASC 718-10-55. We recognize compensation expense for share-based awards on a straight-line basis over the requisite service period for awards that vest solely based on a service condition. Compensation expense for equity awards that vest based on both service and performance conditions are recognized over the requisite service period of the award using the graded vesting method. Share-based compensation expense is not adjusted for estimated forfeitures, but instead adjusted upon an actual forfeiture of a stock option. We utilize the risk-free rate determined by the market yield on Government of Canada marketable bonds over the contractual term of the instrument being issued.

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

Debt Modifications and Extinguishments

In accordance with the FASB ASC Topic 470-50 Debt Modifications and Extinguishments (“ASC 470-50”), we determine the fair value of any debt modified or extinguished on the closing date of the modification as well as the fair value of what was received in exchange of any debt modification or extinguishment. The determination of these fair values requires estimates and the use of valuation techniques when a market value is not readily available. Any difference between the exchange resulting from a debt modification or extinguishment may result in a gain or loss on debt extinguishment within our consolidated statements of operations.

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

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We believe the following critical accounting policies govern the more significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

Estimated Useful Lives and Depreciation and Amortization of Long-Lived Assets

Depreciation and amortization of long-lived assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets. The estimated useful life and amortization or depreciation method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.24 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
iAnthus Capital Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of iAnthus Capital Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America
.
Explanatory Paragraph – Going Concern
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
New York, NY
March 29, 202
3

iANTHUS CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2022	2021
		(Revised)
Assets

Cash	$14,336	$13,244
Restricted cash	70	3,334
Accounts receivable, net of allowance for doubtful accounts of $87 (December 31, 2021 - $27)	3,999	3,595
Prepaid expenses	2,215	3,178
Inventories, net	29,800	28,692
Other current assets	202	1,603

Current Assets	50,622	53,646

Investments	232	568
Property, plant and equipment, net	103,320	112,634
Right-of-use assets, net	28,399	30,429
Other long-term assets	3,847	8,650
Intangible assets, net	117,047	139,062

Total Assets	$303,467	$344,989

Liabilities and Shareholders’ Equity (Deficit)

Accounts payable	$10,690	$13,636
Accrued and other current liabilities	74,036	98,933
Current portion of long-term debt, net of issuance costs	51	165,381
Derivative liabilities	—	16
Current portion of lease liabilities	7,789	7,342

Current Liabilities	92,566	285,308

Long-term debt, net of issuance costs	147,261	27,999
Deferred income tax	23,815	27,507
Long-term portion of lease liabilities	28,836	27,814

Total Liabilities	292,478	368,628

Commitments and Contingencies (Refer to Note 13)

Shareholders’ Equity (Deficit)

Common shares - no par value. Authorized - unlimited number. 6,403,289 - issued and outstanding (December 31, 2021 - 171,718 - issued and outstanding)	—	—
Shares to be issued	—	1,531
Additional paid-in capital (Refer to Note 10)	1,262,012	776,462
Accumulated deficit	(1,251,023)	(801,632)

Total Shareholders’ Equity (Deficit)	$10,989	$(23,639)

Total Liabilities and Shareholders’ Equity (Deficit)	$303,467	$344,989

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2022	2021
		(Revised)

Revenues, net of discounts	$163,213	$203,018
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(88,781)	(93,490)

Gross profit	74,432	109,528

Operating expenses
Selling, general and administrative expenses	128,087	96,967
Depreciation and amortization	29,095	28,927
(Recoveries), write-downs and other charges, net	(846)	47
Impairment loss	30,551	7,367

Total operating expenses	186,887	133,308

Loss from operations	(112,455)	(23,780)

Interest income	86	517
Other income	13,720	1,573
Interest expense	(18,658)	(23,615)
Accretion expense	(3,590)	(9,057)
Provision for debt obligation fee	(804)	(1,677)
Loss on debt extinguishment (Refer to Note 9)	(316,577)	—
(Losses)/gains from changes in fair value of financial instruments	(422)	285

Loss before income taxes	(438,700)	(55,754)

Income tax expense	10,691	21,736

Net loss	$(449,391)	$(77,490)

Net loss per share - basic and diluted	$(0.13)	$(0.45)
Weighted average number of common shares outstanding - basic and diluted	3,371,545	171,718
The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands of U.S. dollars or shares)

	Year Ended December 31, 2022
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid- in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – January 1, 2022 – (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)
Share-based compensation	219,596	—	30,431	—	30,431
Share issuance – Recapitalization Transaction	6,072,580	—	455,443	—	455,443
Share issuance – MPX purchase op tion	408	(1,500)	1,500	—	—
Share settlement for taxes paid related to Restricted Stock Units	(61,013)	—	(1,824)	—	(1,824)
Cancellation of shares to be issued	—	(31)	—	—	(31)
Net loss	—	—	—	(449,391	(449,391)

Balance – December 31, 2022	6,403,289	$—	$1,262,012	$(1,251,023)	$10,989

	Year Ended December 31, 2021
	Number of Common Shares (‘000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)

Balance – January 1, 2021 – (Revised)	171,718	$1,531	$769,940	$(724,142)	$47,329
Share-based compensation	—	—	6,522	—	6,522
Net loss – (Revised)	—	—	—	(77,490)	(77,490)

Balance – December 31, 2021 – (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021
		(Revised)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(449,391)	$(77,490)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Interest income	(86)	(517)
Interest expense	18,658	23,615
Accretion expense	3,590	9,057
Provision for debt obligation fee	804	1,677
Impairment loss	30,551	7,367
Depreciation and amortization	31,390	31,040
(Recoveries), write-downs and other charges, net	(846)	47
Inventory reserve	—	1,902
Share-based compensation	30,431	6,522
Losses/(gains) from change in fair value of financial instruments	422	(285)
Cancellation of shares to be issued	(31)	—
Gain from nonmonetary consideration from acquisition (Refer to Note 4)	(10,460)	—
Loss on debt extinguishment (Refer to Note 9)	316,577	—
Deferred income taxes	(7,782)	(4,623)
Change in operating assets and liabilities (Refer to Note 17)	16,677	17,836

NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(19,496)	$16,148

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,939)	(19,440)
Acquisition of other intangible assets	(113)	(959)
Proceeds from sale of property, plant and equipment	2,399	275
Issuance of related party promissory note	(91)	(1,194)
Purchase of subsidiaries, net of cash acquired	4	—

NET CASH USED IN INVESTING ACTIVITIES	$(4,740)	$(21,318)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	24,250	11,000
Debt issuance costs	—	(694)
Repayment of debt	(362)	(68)
Taxes paid related to net share settlement of restricted stock units	(1,824)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	$22,064	$10,238

CASH AND RESTRICTED CASH:
NET (DECREASE) / INCREASE IN CASH AND RESTRICTED CASH DURING THE YEAR	(2,172)	5,068

CASH AND RESTRICTED CASH, BEGINNING OF YEAR (Refer to Note 2(f))	16,578	11,510

CASH AND RESTRICTED CASH, END OF YEAR (Refer to Note 2(f))	$14,406	$16,578

The accompanying notes are an integral part of these consolidated financial statements.

6
6

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
(b) Consummation of Recapitalization Transaction

On June 24, 2022 (the “Closing Date”), the Company completed its previously announced recapitalization transaction (the “Recapitalization Transaction”) pursuant to the terms of that certain Restructuring Support Agreement (
as amended,

the “Restructuring Support Agreement”) dated July 10, 2020, as amended on June 15, 2021, by and among the Company, all of the holders (the “Secured Lenders”) of the 13.0% senior secured convertible debentures (the “Secured Notes”) issued by iAnthus Capital Management, LLC (“ICM”), a wholly-owned subsidiary of the Company, and a majority of the holders (the “Consenting Unsecured Lenders”) of the Company’s 8.0%
unsecured convertible debentures (the “Unsecured Debentures”).

Closing

of the Recapitalization Transaction through an amended and restated plan of arrangement (the “Plan of Arrangement”) was subject to certain conditions, including: approval of the Secured Lenders, Unsecured Lenders and existing holders of our common shares, warrants, and options; approval of the Plan of Arrangement by the Supreme Court of British Columbia (the “Court”); and the receipt of all necessary state regulatory approvals in which we operate that require approval and approval by the CSE (collectively, the “Requisite Approvals”). All Requite Approvals required to c
l
ose
the Recapitalization Transaction were satisfied, conditioned, or waived by us, the Secured Lenders and the Consenting Unsecured Lenders on the Closing Date. The Recapitalization Transaction closed pursuant to the terms of the amended and restated plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) approved by the Supreme Court of British Columbia (the “Court”). Pursuant to the terms of the Restructuring Support Agreement, Gotham Green Admin 1, LLC as collateral agent (the “Collateral Agent”), the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that existed or may have existed in the future arising under any of the purchase agreements with respect to the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect to the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”). As of the Closing Date, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders irrevocably waived all Defaults.

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
As of the Closing Date, the outstanding principal amount of the Secured Notes (including the interim financing secured notes in the aggregate principal amount of approximately $14.7 million originally due on July 13, 2025

(the “Interim Financing”))
 together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B)

June Secured Debentures (as defined below) in the aggregate principal amount of $99.7 million and (C)

June Unsecured Debentures (as defined below) in the aggregate principal amount of $5.0 million. Also, as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B)

June Unsecured Debentures in the aggregate principal amount of $15.0 million. Furthermore, all existing options and warrants to purchase common shares of the Company, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the Plan of Arrangement), were cancelled, and extinguished for no consideration.
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
observers to the Company’s
B
oard of
Directors (“the Board”),
 each of which shall receive up to a maximum amount of $25 in any
12-month
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
Refer to Note 9 for further discussion regarding the Recapitalization Transaction.
(c) Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the year ended December 31, 2022, the Company reported a net loss of $449.4 million, operating cash outflow of $19.5 million and an accumulated deficit of $1,251.0 million as of December 31, 2022.

This includes an impairment loss of its intangible assets, right-of-use asset, and property, plant and equipment balances of $30.6 million.
The closing of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures, June Unsecured Debentures and the $11.0 million senior secured bridge notes issued by iAnthus New Jersey, LLC (“INJ”) on February 2, 2021

(“Senior Secured Bridge Notes”)

a
nd

allows interest to be
paid-in-kind.
As such, the Company believes it may generate positive cash flows in the near future. Notwithstanding the foregoing, the Company’s substantial losses and working capital deficiency cast substantial doubt on the Company’s ability to continue as a going concern for a period of no less than 12 months from the date of these consolidated financial statements. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
(d) Basis of Consolidation

The consolidated financial statements include the accounts of the Company together with its consolidated subsidiaries except for subsidiaries which the Company has identified as variable interest entities where the Company is not the primary beneficiary.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The accounts of subsidiaries are prepared for the same reporting period as the parent company using consistent accounting policies. Intercompany accounts and transactions, including all unrealized intercompany gains or losses on transactions have been eliminated. The Company’s subsidiaries and its interests in each are presented below as of December 31, 2022:

Name of Entity	Place of Incorporation	Interest

MPX Bioceutical ULC (“MPX ULC”) (1)	Canada	100%
MPX Luxembourg SARL (1)	Luxembourg	100%
ABACA, Inc. (1)	Arizona, USA	100%
Ambary, LLC (1)	Arizona, USA	100%
Health For Life, Inc. (1)	Arizona, USA	100%
iAnthus Arizona, LLC (“iA AZ”)	Arizona, USA	100%
S8 Management, LLC (1)	Arizona, USA	100%
S8 Rental Services, LLC (1)	Arizona, USA	100%
Soothing Options, Inc. (1)	Arizona, USA	100%
The Healing Center Wellness Center, Inc. (“THCWC”) (1)	Arizona, USA	100%
Bergamot Properties, LLC	Colorado, USA	100%
Scarlet Globemallow, LLC	Colorado, USA	100%
iAnthus Capital Management, LLC (“ICM”)	Delaware, USA	100%
GHHIA Management, Inc. (“GHHIA”)	Florida, USA	100%
GrowHealthy Properties, LLC (“GHP”)	Florida, USA	100%
iAnthus Holdings Florida, LLC (“IHF”)	Florida, USA	100%
McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”)	Florida, USA	100%
iA IT, LLC	Illinois, USA	100%
Budding Rose, Inc. (1)	Maryland, USA	100%
GreenMart of Maryland, LLC (1)	Maryland, USA	100%
LMS Wellness, Benefit, LLC (1)	Maryland, USA	100%
Rosebud Organics, Inc. (1)	Maryland, USA	100%
Cannatech Medicinals, Inc. (1)	Massachusetts, USA	100%
Fall River Development Company, LLC (1)	Massachusetts, USA	100%
IMT, LLC (1)	Massachusetts, USA	100%
Mayflower Medicinals, Inc.	Massachusetts, USA	100%
Pilgrim Rock Management, LLC	Massachusetts, USA	100%
CGX Life Sciences, Inc. (“CGX”) (1)	Nevada, USA	100%
GreenMart of Nevada NLV, LLC (GMNV) (1)	Nevada, USA	100%
iAnthus Northern Nevada, LLC	Nevada, USA	100%
GTL Holdings, LLC	New Jersey, USA	100%
iA CBD, LLC (“iA CBD”)	New Jersey, USA	100%
iAnthus New Jersey, LLC	New Jersey, USA	100%
MPX New Jersey, LLC (1)	New Jersey, USA	100%
Citiva Medical, LLC (“Citiva”)	New York, USA	100%
iAnthus Empire Holdings, LLC	New York, USA	100%
FWR, Inc. (2)	Vermont, USA	100%
Grassroots Vermont Management Services, LLC (2)	Vermont, USA	100%
Pakalolo, LLC	Vermont, USA	100%

(1)	Entities acquired as a part of the MPX Bioceutical Corporation (“MPX”) acquisition on February 5, 2019 (the “MPX Acquisition”).
(2)	Entities in Vermont - the sale agreement for the business in Vermont was executed on February 6, 2023.
(e)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Significant
estimates
made by management include, but are not limited to: economic lives of leased assets; inputs used in the valuation of inventory; allowances for potential uncollectability of accounts receivable, provisions for inventory obsolescence; impairment assessment of long- lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.
(f) Cash and Restricted Cash

For purposes of the consolidated balance sheets and the statements of cash flows, cash includes cash and restricted cash amounts held primarily in U.S. dollars.
Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of December 31, 2022, the Company held less than $0.1 million as restricted cash (December 31, 2021—$3.3 million, which was mainly related to funds held in escrow from the Senior Secured Bridge Notes.
The following table summarizes a reconciliation of cash and restricted cash reported within the consolidated balance sheets to such amounts presented in the statements of cash flows:

	As of December 31,
	2022	2021

Cash	$14,336	$13,244
Restricted cash	70	3,334

Total cash and restricted cash presented in the statements of cash flows	$14,406	$16,578

(g) Accounts Receivable

Allowances for doubtful accounts receivable are based on the Company’s assessment of the collectability of specific customer balances, which is based upon a review of the customer’s creditworthiness and past collection history. For trade accounts receivable deemed as uncollectible, and arose from the sale of goods or services, the Company will write off the specific balance against the allowance for doubtful accounts when it is known that a provided amount will not be collected.
(h) Inventories

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

(i) Investments
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

(j) Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost net of accumulated depreciation, write-downs and impairment losses. Depreciation is calculated on a straight-line basis over the estimated useful life as follows:

Buildings	—	20 - 25 years

Leasehold improvements	—	over the shorter of the initial term of the underlying lease plus any reasonably assured renewal terms, and the useful life of the asset

Production equipment	—	5 years

Processing equipment	—	5 years

Sales equipment	—	3 - 5 years

Office equipment	—	3 - 5 years

Land	—	not depreciated
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
7
2

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

As a result of declining performance of GMNV during the year ended December 31, 2022, an impairment test was performed for GMNV’s long-lived assets as of December 31, 2022. The Company calculated the fair value of the asset group using the income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth and operating margins. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. The Company concluded that the carrying amount of the long-lived assets exceeded the fair value and recorded an impairment loss of
$29.9
million for the year ended December 31, 2022, of which
 $2.7
million has been allocated to property, plant and equipment.
On November 1, 2022, the Company entered into a non-binding term sheet to sell its Vermont business
. Subsequently, on February 6, 2023, the Company through its wholly-owned subsidiary, ICM, entered into a Membership Interest Purchase Agreement (the “MIPA”), pursuant to which the Company agreed to sell its Vermont business for proceeds of less than the carrying amount of the asset group (refer to Note 18). As of December 31, 2022, the Company concluded that the asset group met the criteria for assets held for sale. In accordance with ASC Subtopic 360-10, the Company performed an impairment assessment prior to reclassifying the asset group as held for sale. During the year ended December 31, 2022, the Company recorded an impairment loss of
$
0.7

million, of which less
than $
0.1
 mil
lion was allocated to property, plant and equipment for the year ended December 31, 2022.
As a result, the Company recorded a total impairment loss of $30.6 million for the year ended December 31, 2022, of which impairment loss of $2.7 million has been allocated to property, plant and equipment (December 31, 2021—$5.5 million and impairment loss of less than $0.1 million was allocated to property, plant and equipment related to the Company’s CBD business).
(k) Leases

The Company leases some items of property, plant and equipment, office, cultivation, processing and dispensary space. On the lease commencement date, a lease is classified as a capital lease or an operating lease based on the classification criteria of the lease guidance under U.S. GAAP. As of January 1, 2019, the Company adopted Financial Accounting Standard Board (“FASB”) ASC Topic 842
Leases
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

As a result of declining performance of GMNV during the year ended December 31, 2022, an impairment test was performed for GMNV’s long-lived assets as of December 31, 2022 (Refer to Note 2(j)). The Company concluded that the carrying amount of the long-lived assets exceeded the fair value and recorded an impairment loss of
$29.9
million for the year ended December 31, 2022, of which
 $3.0
million has been allocated to its ROU assets.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On November 1, 2022, the Company entered into a non-binding term sheet to sell its Vermont business
. Subsequently, on February 6, 2023, the Company through its wholly-owned subsidiary, ICM, entered into the MIPA, pursuant to which the Company agreed to complete the sale of its Vermont business
(refer to Note 18). As of December 31, 2022, the Company concluded that the asset group met the criteria for assets held for sale. In accordance with ASC Subtopic 360-10, the Company performed an impairment assessment prior to reclassifying the asset group as held for sale. During the year ended December 31, 2022, the Company recorded an impairment loss of $0.7 million, of which less than $0.1 million was allocated to ROU assets for the year ended December 31, 2022.
As a result, the Company recorded an impairment loss of $
30.6
 million for the year ended December 31, 2022, of which impairment loss of $
3.0
 million has been allocated to the ROU assets (December 31, 2021—$
5.5
 million and impairment loss of less than $
0.3
 million was allocated to the ROU assets related to the Company’s CBD business).
(l) Intangible Assets
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
As a result of declining performance of GMNV during the year ended December 31, 2022, an impairment test was performed for GMNV’s long-lived assets as of December 31, 2022. The Company calculated the fair value of the asset group using the income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth and operating margins. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. The Company concluded that the carrying amount of the long-lived assets exceeded the fair value and recorded an impairment loss of
 $29.9
million for the year ended December 31, 2022, of which
 $24.1
million has been allocated to intangible assets.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On November 1, 2022, the Company entered into a non-binding term sheet to sell its Vermont business
. Subsequently, on February 6, 2023, the Company through its wholly-owned subsidiary, ICM, entered into the MIPA, pursuant to which the Company agreed to complete the sale of its Vermont business
(refer to Note 18). As of December 31, 2022, the Company concluded that the asset group met the criteria for assets held for sale. In accordance with ASC Subtopic 360-10, the Company performed an impairment assessment prior to reclassifying the asset group as held for sale. During the year ended December 31, 2022, the Company recorded an impairment loss of

$0.7 million, of which $0.6 million was allocated to intangible assets for the year ended December 31, 2022.
As a result, the Company recorded total impairment loss of $30.6 million for the year ended December 31, 2022, of which $24.8 million has been allocated to intangible assets (December 31, 2021—
$5.5
million
 and
impairment loss of less than $5.2
million was allocated to intangible assets related to the Company’s CBD business).
(m) Assets Held For Sale
The Company classifies assets held for sale in accordance with ASC Topic 360. When the Company makes the decision to sell an asset, the Company assesses if such asset should be classified as an asset held for sale. To classify as an asset held for sale, the asset or disposal group must meet all of the following conditions: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, subject to certain customary terms, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, iv) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale, within one year, subject to certain exceptions, v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current value, and vi) actions required to complete the plan indicate that it is unlikely that the plan will be significantly changed or withdrawn. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell (“FVLCTS”). FVLCTS is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. Once classified as held for sale, any depreciation and amortization on an asset cease to be recorded. As of December 31, 2022, the Company had
$0.2 million in net assets held for sale which is recorded in property, plant and equipment, right-of-use assets, and intangible assets on the consolidated balance sheets. There were no assets held for sale as of December 31, 2021.
(n) Goodwill
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
The Company first assesses certain qualitative factors to determine whether the existence of events or circumstances leads to determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events or circumstances, the Company determines if it is not more likely than not that the fair value of a reporting unit is less than its carry amount, then performing the two-step
impairment test is unnecessary. When necessary, impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any, by comparing the fair value of each identifiable asset and liability in the reporting unit to the total fair value of the reporting unit. As of December 31, 2022, the Company has no goodwill (December 31, 2021
—
$Nil).
(
o
) Derivative Liabilities and Long-term Debt
The Company’s debt instruments contain a host liability, freestanding warrants and in some instances, an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815
Derivatives and Hedging
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
(
p
) Income Taxes
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
The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the selling, general and administrative expenses in its consolidated statements of operations.
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
(
q
) Revenue Recognition
The Company recognizes revenue under the provision of ASC 606—
Revenue from Contracts with Customers
. The Company generates revenue primarily from the sale of cannabis, cannabis related products and provision of services. The Company uses the following five-step contract-based analysis of transactions to determine if, when and how much revenue can be recognized:

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
Revenue from the sale of cannabis is generally recognized when control over the goods has been transferred to the customer. Payment for medical sales is typically due prior to shipment for wholesale orders and at point-of-sale
for retail orders. Payment for wholesale transactions is due within a specified time period as permitted by the underlying agreement and the Company’s credit policy upon the transfer of goods to the customer. The Company generally satisfies its performance obligation and transfers control to the customer upon delivery and acceptance by the customer. Revenue is recorded at the estimated amount of consideration to which the Company expects to be entitled. Substantially all of the Company’s sales are single performance obligations arrangements for which the transaction price is equivalent to the stated price of the products net of any stated discounts applicable at point of sale.
Revenue is recognized net of sales incentives and returns, after discounts.
(
r
) Costs and Expenses Applicable to Revenues
Costs and expenses applicable to revenues represents costs directly related to processing and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, and shipping and handling. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes. The Company recognizes the costs and expenses applicable to revenues at the time the related revenues are recognized.
(
s
) Foreign Currency Translation
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
(
t
) Share-based Compensation
The Company has a share-based compensation plan which includes options and restricted stock units (“RSUs”). Share-based awards are measured at the fair value of the awards at the grant date and recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The fair value of options is determined using the Black-Scholes option pricing model which incorporates all market vesting conditions. The number of options expected to vest is reviewed and adjusted at the end of each reporting period such that the amount recognized for services received as consideration for the share-based awards granted shall be based on the number of awards that eventually vest. Amounts recorded for forfeited or expired unexercised options are accounted for in the year of forfeiture. Upon the exercise of stock options, consideration received on the exercise of share-based awards is recorded as paid-in-capital.
The fair value of RSUs is determined using the Company’s closing stock price on the grant date.
Share-based compensation expense includes compensation cost for employee awards granted and all modified or cancelled awards. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated under FASB ASC Topic 718
Share-based payments
(“ASC
718-10-55”).
Share-based compensation expense is not adjusted for estimated forfeitures, but instead adjusted upon an actual forfeiture of a stock option. The Company utilizes the risk free rate determined by the market yield on United States Treasury marketable bonds over the contractual term of the instrument being issued.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company recognizes compensation expense for RSUs and options on a straight-line basis over the requisite service period for awards that vest solely based on a service condition. Compensation expense for awards that vest based on both service and performance conditions are recognized over the requisite service period of the award using the graded vesting method.
Non-market
vesting conditions are included in the assumptions about the number of options that are expected to become exercisable. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior period if share options ultimately exercised are different to that estimated on vesting.
(
u
) Contingent Liabilities
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
(
v
) Business Combinations
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
Based on an analysis of Accounting Standards Codification ASC 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company determined that these errors were immaterial to the previously issued financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The effect of the adjustments on the line items within the Company’s consolidated statements of operations as of December 31, 2021 is as follows:

	Year Ended December 31, 2021
	As previously reported	Adjustment	As adjusted
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(91,735)	$(1,755)	$(93,490)
Gross profit	111,283	(1,755)	109,528
Loss from operations	(22,025)	(1,755)	(23,780)
Loss from operations before income tax	(53,999)	(1,755)	(55,754)
Income tax expense	22,249	(513)	21,736
Net loss	(76,248)	(1,242)	(77,490)
Earnings per share	(0.44)	(0.01)	(0.45)
The effect of the adjustments on the line items on the Company’s consolidated statement of cash flow for the year ended December 31, 2021 is as follows:

	Year Ended December 31, 2021
	As previously reported	Adjustment	As adjusted
Net loss	$(76,248)	$(1,242)	$(77,490)
Change in operating assets and liabilities	16,594	1,242	17,836
The effect of the adjustment on the line items within the Company’s inventories as of December 31, 2021 is as follows:

	Year Ended December 31, 2021
	As previously reported	Adjustment	As adjusted
Supplies	$6,188	$—	$6,188
Raw materials	5,641	215	5,856
Work in process	11,219	(1,970)	9,249
Finished goods	7,399	—	7,399

Total	$30,447	$(1,755)	$28,692

The effect of the adjustments on the line items within the Company’s consolidated statements of changes in shareholders’ (deficit) equity for the year ended December 31, 2022 is as follows:

	December 31, 2022
	As reported	Adjustment	As adjusted
Accumulated deficit – Balance January 1, 2022	$(800,390)	$(1,242)	$(801,632)
Total shareholders’ deficit – Balance January 1, 2022	(22,397)	(1,242)	(23,639)
(x) Coronavirus Pandemic
The Company may be impacted by business interruptions from pandemics and public health emergencies, including those related to the novel coronavirus, known as
COVID-19
(“COVID-19”).
An outbreak of infectious disease, a pandemic, or a similar public health threat, such as the outbreak of COVID-19, or a fear of any of the foregoing, is highly uncertain and subject to change. As a result, the Company may take actions that alter its business operations as may be required by federal, state or local authorities’ guidance and orders or take other steps that the Company determines are in the best interest of its employees, customers, partners, suppliers, shareholders, and stakeholders.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Any such alterations or modifications could cause substantial interruption to the Company’s business and could have a material adverse effect on the Company’s business, operating results, financial condition, and the trading price of the Company’s common shares. For example, COVID-19 previously resulted in temporary closures of some of the Company’s facilities; labor shortages; adverse impacts on the Company’s supply chain and distribution channels; and increased network vulnerability and risk of data loss resulting from increased use of remote access and removal of data from the Company’s facilities. In addition, a health epidemic, such as
COVID-19,
could negatively impact capital expenditures and overall economic activity in the impacted regions, which could impact the demand for the Company’s products and services.
It is unknown whether and how the Company continue to be impacted if the
COVID-19
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
Note 3 – New Accounting Standards and Accounting Changes
Adoption of New Accounting Policies
In November 2021, the FASB issued Accounting Standards Update (“ASU”)
No. 2021-10,
Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU
2021-10”).
The update serves to increase transparency in the disclosure and presentation of government assistance, thus, providing comparable and transparent information to investors and other financial statement users to enable them to understand the financial results and prospects for future cash flows. ASU
2021-10
provides some guidance on disclosures including information about the nature of the transaction, accounting policy applied, significant terms and conditions, as well as commitments and contingencies. The amendments in the update are effective for all entities for fiscal years beginning after December 15, 2021, with an earlier application also permitted. The Company adopted the new standard in the first quarter of 2022. The adoption of the standard did not have an impact on the Company’s consolidated financial statements.
Recently Issued FASB Accounting Standard Updates
In October 2021, the FASB issued ASU
No. 2021-08,
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update provides an improvement to the accounting for acquired revenue contracts with customers in a business combination by addressing differences and inconsistencies related to the recognition of acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment requires that an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. For public business entities, the update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, while for all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The FASB provides that the guidance be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

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
Note 4 – Acquisitions
Acquisition of MPX New Jersey LLC
On February 1, 2022, the Company’s wholly-owned subsidiary INJ, closed on its acquisition of MPX New Jersey LLC (“MPX NJ”), a New Jersey-based entity with a New Jersey medical cannabis permit. The acquisition consisted of INJ exercising its right to convert the principal balance of a loan and accrued interest owed pursuant to its loan agreement of $
4.6
 million into a
99
% equity interest in MPX NJ. In addition, pursuant to an option agreement, INJ exercised its option to acquire the remaining
1
% of MPX NJ for nominal consideration. The transaction with MPX NJ is a related party transaction due to the fact that Elizabeth Stavola, a former officer and director of the Company, is a former officer, director and majority owner of MPX NJ.
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

The Company has determined that this acquisition is an asset acquisition under ASC 805 Business Combinations whereby the total consideration is allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing date. The Company determined the fair value of the net identifiable assets received from the asset acquisition was a more reliable measurement of the assets exchanged as part of this asset acquisition. The Company concluded that the consideration included a nonmonetary component of $
14.5
 million as noncash consideration exchanged for the net identifiable assets received from MPX NJ. The related tax impact of $
4.1
 million was netted against this gain. As a result, the Company recorded a $
10.4
 million gain within other income on the consolidated statements of operations for the year ended December 31, 2022.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Operating

results have been included in consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s consolidated financial statements. The Company recorded acquisition costs of $
0.3
 million within selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2022 (
December 31, 2021
—$
Nil).
Note 5 – Leases
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
1

year to
15

years.
The components of lease expense are as follows:

		Year Ended December 31,
		2022	2021
Operating lease costs (1)	Selling, general and administrative expenses	$8,474	$8,722

Total lease cost		$8,474	$8,722

(1)	Includes short-term leases and variable lease costs for the year ended December 31, 2022 and 2021.
Supplemental balance sheet information related to leases is as follows:

Balance Sheet Information	Classification	As of December 31,
		2022	2021

Right-of-use assets, net	Operating leases	$28,399	$30,429
Lease liabilities
Current portion of lease liabilities	Operating leases	$7,789	$7,342
Long-term portion of lease liabilities	Operating leases	28,836	27,814

Total		$36,625	$35,156

Maturities of lease liabilities for operating leases as of December 31, 2022, were as follows:

Operating Leases
2023	$7,789
2024	7,891
2025	8,007
2026	7,827
2027	7,211
Thereafter	54,834

Total lease payments	$93,559
Less: interest expense	(56,934)

Present value of lease liabilities	$36,625
Weighted-average remaining lease term (years)	11.1
Weighted-average discount rate	20%

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. For the year ended December 31, 2022, the Company recorded sublease income of $
1.0
 million (December 31, 2021—$
0.6

million), which is included in the other income line on the consolidated statements of operations. For the year ended December 31, 2022, the Company recorded impairment loss of $
Nil
 (December 31, 2021—$
1.8
 million) related to subleased facilities. The sublease income to be earned over the sublease term was determined to be less than the costs associated with the primary lease held by the Company. As a result, the Company tested its ROU assets of related subleased facilities for impairment.
As a result of declining performance of GMNV’s business during the year ended December 31, 2022, an impairment test was performed for GMNV’s long-lived assets as of December 31, 2022 (Refer to Note 2(k)). The Company concluded that the carrying amount of the long-lived assets exceeded the fair value and recorded an impairment loss on ROU assets of

$
3.0

million for the year ended December 31, 2022.
On November 1, 2022, the Company entered into a non-binding term sheet to sell its Vermont business
. Subsequently, on February 6, 2023, the Company through its wholly-owned subsidiary, ICM, entered into the MIPA, pursuant to which the Company agreed to complete the sale of its Vermont business
(refer to Note 18). As of December 31, 2022, the Company concluded that the asset group met the criteria for assets held for sale. In accordance with ASC Subtopic 360-10, the Company performed an impairment assessment prior to reclassifying the asset group as held for sale. During the year ended December 31, 2022, the Company recorded an impairment loss of

$0.7 million, of which less than $0.1 million was allocated to ROU assets for the year ended December 31, 2022 (
December 31, 2021- impairment
loss of less than $0.3 million was allocated to ROU asset related to the Company’s declining business performance of CBD business).
Note 6 – Inventories
Inventories is comprised of the following items:

	As of December 31,
	2022	2021
		(Revised)
Supplies	$7,018	$6,188
Raw materials	8,903	5,856
Work in process	5,807	9,249
Finished goods	8,072	7,399

Total	$29,800	$28,692

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the year ended December 31, 2022, the Company recorded $
0.4

million (December 31, 2021 – $
0.4

million), related to spoiled inventory in costs and expenses applicable to revenues on the consolidated statements of operations. Please refer to Note 2(w) for further discussion on the prior period revision.
For the year ended December 31, 2022, the Company recorded $
Nil
 (December 31, 2021—$
1.9
 million) in costs and expenses applicable to revenues on the consolidated statements of operations for inventory reserves.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 – Property, Plant and Equipment

	As of December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$75,359	$7,791	$67,568
Leasehold improvements	45,852	23,410	22,442
Production equipment	3,139	1,620	1,519
Processing equipment	4,027	2,780	1,247
Sales equipment	1,305	785	520
Office equipment	6,685	4,644	2,041
Land	3,644	—	3,644
Construction in progress	4,339	—	4,339

Total	$144,350	$41,030	$103,320

	As of December 31, 2021
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$73,618	$6,591	$67,027
Leasehold improvements	49,850	19,560	30,290
Production equipment	7,678	3,512	4,166
Processing equipment	4,773	3,022	1,751
Sales equipment	1,344	574	770
Office equipment	3,798	1,754	2,044
Land	4,293	—	4,293
Construction in progress	2,293	—	2,293

Total	$147,647	$35,013	$112,634

For the year ended December 31, 2022, the Company recorded a depreciation expense of $
12.7
 million (December 31, 2021—$
13.5
 million). During the year ended December 31, 2022, the Company disposed of property, plant and equipment, amounting to $
1.0

million (December 31, 2021—$
0.2
 million), with net consideration of approximately $
1.7
 million, resulting in a gain of $
0.7
 million (December 31, 2021—gain of $
0.1

million).
The majority of the assets disposed included land and building for the Company’s dispensary in Fall River, with a cost of $
0.8

million, and the remainder of the assets disposed related to production equipment in New Jersey and vehicles in Florida.
As a result of declining performance of GMNV’s business during the year ended December 31, 2022, an impairment test was performed for GMNV’s long-lived assets as of December 31, 2022 (Refer to Note 2(j)). The Company concluded that the carrying amount of the long-lived assets exceeded the fair value and recorded an impairment loss on property, plant and equipment of
$2.7 million for the year ended December 31, 2022.
On November 1, 2022, the Company entered into a non-binding term sheet to sell its Vermont business
. Subsequently, on February 6, 2023, the Company through its wholly-owned subsidiary, ICM, entered into the MIPA, pursuant to which the Company agreed to complete the sale of its Vermont business (refer to Note 18). As of December 31, 2022, the Company concluded that the asset group met the criteria for assets held for sale. In accordance with ASC Subtopic 360-10, the Company performed an impairment assessment prior to reclassifying the asset group as held for sale. During the year ended December 31, 2022, the Company recorded an impairment loss of
$
0.7
million, of which less than
$
0.1

million was allocated to property, plant and equipment for the year ended December 31, 2022 (December 31, 2021—impairment loss of less than
$
0.1

million was allocated to property, plant and equipment related to the Company’s CBD business).

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 8 – Intangible Assets

	As of December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Licenses	$138,174	35,867	$102,307
Trademarks	29,100	16,340	12,760
Other	3,460	1,480	1,980

	$170,734	$53,687	$117,047

	As of December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Licenses	$153,272	$33,967	$119,305
Trademarks	29,100	12,125	16,975
Other	3,762	980	2,782

	$186,134	$47,072	$139,062

As a result of declining performance of GMNV’s business during the year ended December 31, 2022, an impairment test was performed for GMNV’s long-lived assets as of December 31, 2022 (Refer to Note 2(l)). The Company concluded that the carrying amount of the long-lived assets exceeded the fair value and recorded an impairment loss on intangible assets of

$
24.1

million for the year ended December 31, 2022.
On November 1, 2022, the Company entered into a non-binding term sheet to sell its Vermont business
. Subsequently, on February 6, 2023, the Company through its wholly-owned subsidiary, ICM, entered into the MIPA, pursuant to which the Company agreed to sell its Vermont business for proceeds of less than the carrying amount of the asset group (refer to Note 18). As of December 31, 2022, the Company concluded that the asset group met the criteria for assets held for sale. In accordance with ASC Subtopic 360-10, the Company performed an impairment assessment prior to reclassifying the asset group as held for sale. During the year ended December 31, 2022, the Company recorded an impairment loss of
 $
0.7

million, of which

$
0.6
million was allocated to intangible assets for the year ended December 31, 2022 (December 31, 2021—impairment loss of less than $
0.1

million was allocated to intangible assets related to the Company’s CBD business).
During the year ended December 31, 2022, the Company acquired $19.2 million in intangible assets (December 31, 2021—$0.9 million), which is primarily attributable to the acquisition of the MPX NJ license of $19.1 million. The remainder of the intangible asset additions related to internal-use
software. The weighted average remaining amortization period for these additions is 14 years as of December 31, 2022.
Amortization expense for the year ended December 31, 2022 and 2021 was $16.4 million and $15.4 million, respectively.
The estimated amortization expense for each of the years ended December 31, as follows:

2023	$14,251
2024	14,251
2025	14,027
2026	13,686
2027	13,686
Thereafter	47,145
Note 9 - Long-Term Debt
As discussed in Note 2(b), the Company consummated the Recapitalization Agreement with the Secured Lenders and the Unsecured Lenders on the Closing Date, at which time the Company issued the Shares as well as the June Secured Debentures and June Unsecured Debentures in the aggregate principal amount of $
119.7
 million in exchange for the full satisfaction of the Secured Notes, Unsecured Debentures and the accrued interest and accrued fee obligations in the aggregate amount of $
238.2
 million. Upon the consummation of the Recapitalization Transaction and as of the Closing Date, all existing Defaults under the Secured Notes and Unsecured Debentures were cured. As a result of the consummation of the Recapitalization Agreement, as of the Closing Date, the Secured Lenders and the Unsecured Lenders owned, in the aggregate,
97.25
% of the Company’s common shares.
Background of Recapitalization Transaction
Since March 31, 2020, the Company had not made interest payments due to the Secured Lenders and the Unsecured Lenders. Through June 24, 2022, the Company had been in default on the Secured Notes and Unsecured Debentures, which, as of June 24, 2022, consisted of $
97.5
 million and $
60.0
 million of principal amount and $
38.5
 million and
$
11.9
 million in accrued interest, respectively. In addition, as a result of the default, the Company had accrued additional fees and interest of $
16.2
 million in excess of the aforementioned amounts.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

As a result of the March 31, 2020 default, the Board of the Company formed a special committee comprised of the Company’s then five independent, non-management
directors of the Company (the “Special Committee”) to, among other matters, explore and consider strategic alternatives available to the Company in light of the prospective liquidity requirements of the Company, the condition of the capital markets affecting companies in the cannabis industry, and the rapid change in the state of the economy and capital markets generally caused by
COVID-19,
including, but not limited to:

•
renegotiation of existing financing arrangements and other material contracts, including any amendments, waivers, extensions or similar agreements with the Lenders and/or stakeholders of the Company and/or its subsidiaries that the Special Committee determined are in the best interest of the Company and/or its subsidiaries;

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
On June 22, 2020, the Company received notice from the Collateral Agent, as collateral agent holding security for the benefit of the Secured Lenders, with a demand for repayment (the “Demand Letter”) under the Amended and Restated Secured Debenture Purchase Agreement dated October 10, 2019 (the “Secured Notes Purchase Agreement”) of the entire principal amount of the Secured Notes, together with interest, fees, costs and other allowable charges that had accrued or might accrue in accordance with the Secured Notes Purchase Agreement and the other Transaction Agreements (as defined in the Secured Notes Purchase Agreement). The Collateral Agent also concurrently provided the Company with a Notice of Intention to Enforce Security under section 244 of the Bankruptcy and Insolvency Act (Canada).
On July 10, 2020, the Company and certain of its subsidiaries entered into the Restructuring Support Agreement with the Secured Lenders and the Consenting Unsecured Lenders to affect the Recapitalization Transaction. Under the Restructuring Support Agreement, certain of the Secured Lenders agreed to provide interim financing in the amount of $
14.7
 million (the “Tranche Four Secured Notes”).
Subject to compliance with the Restructuring Support Agreement, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any Defaults.
Consummation of the Recapitalization Transaction through the Plan of Arrangement was subject to certain conditions, including obtaining the Requisite Approvals. All Requisite Approvals required to consummate the Recapitalization Transaction were satisfied, conditioned, or waived by the Company, Secured Lenders and Consenting Unsecured Lenders, for purposes of closing the Recapitalization Transaction on the Closing Date.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes long term debt outstanding as of December 31, 2022 and 2021:

	Secured Notes (1)	March 2019 Debentures	May 2019 Debentures	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2022	$134,902	$33,138	$24,033	$—	—	—	$1,307	$193,380

Fair value of financial liabilities issued	2,066	—	—	88,806	26,067	15,708	—	132,647
Accretion of balance	559	730	367	1,467	—	467	—	3,590
Debt extinguishment	(123,675)	(33,868)	(24,400)	—	—	—	—	(181,943)
Repayment	—	—	—	—	—	—	(362)	(362)

As of December 31, 2022	$13,852	$—	$—	$90,273	$26,067	$16,175	$945	$147,312

	Secured Notes (1)	May 2019 Debentures	March 2019 Debentures	Other	Total
As of January 1, 2021	$115,350	$23,240	$31,665	$920	$171,175

Fair value of financial liabilities issued	13,056	—	—	160	13,216
Accretion of balance	6,496	793	1,473	295	9,057
Repayment	—	—	—	(68)	(68)

As of December 31, 2021	$134,902	$24,033	$33,138	$1,307	$193,380

(1)	This amount includes the Company’s obligation to pay an exit fee of $ 10.0 million that accrued interest at a rate of 13 % per annum (the “Exit Fee”) under the Secured Notes.
Accounting for the Recapitalization Transaction
On the Closing Date, the Company completed its previously announced Recapitalization Transaction pursuant to the terms of the Restructuring Support Agreement. The Recapitalization Transaction closed pursuant to the terms of the Plan of Arrangement under the Business Corporations Act (British Columbia) approved by the Court.
In accordance with debt extinguishment accounting rules outlined in ASC
470-50,
Debt-Modifications and Extinguishments
, (“ASC 470”), the Company recorded a loss on extinguishment of debt of $316.6 million for the year ended December 31, 2022 in the consolidated statements of operations related to the restructuring of debt. In connection with the extinguishment in the aggregate amount of $238.2 million, the Company issued new debt in the principal amount of $119.7 million, which was recorded at fair value of $99.4 million and 6,072,580 common shares in the amount of $455.4 million issued which were valued based upon the closing price of the Company’s common shares on the Closing Date.
On the Closing Date, the Company fully amortized the debt discount costs related to the old debt that were extinguished. As of December 31, 2022, the total and unamortized debt discount costs related to new debt were $20.3 million and $18.4 million, respectively
(December 31, 2021—
$30.3 million and $3.2 million, respectively). As of December 31, 2022, the total and unamortized debt issuance costs related to debts that were not part of the Recapitalization Transaction were $0.7 million and less than $0.1 million, respectively
(December 31, 2021—
$7.7 million and $2.5 million, respectively).
As of December 31, 2022, the total interest accrued on both current and long-term debt was $Nil
 (December 31, 2021—$
45.6 million). As of the Closing Date, the total accrued interest of $56.3 million was extinguished and settled in full as part of the Recapitalization Transaction.
(a) Secured Notes
Tranche One
On May 14, 2018, the Company issued the Tranche One Secured Notes with a maturity date of
May 14, 2021, along with corresponding warrants to purchase in aggregate, up to 6,670,372 common shares of the Company at an exercise price of $3.60 per share (“Equity Warrants”). Concurrent with the issuance of the Tranche One Secured Notes, $10.0 million comprising of 3,891,051 units (“Units”) of the Company were issued. Each Unit was comprised of one Class A common share of the Company at $2.57 per share and a warrant to purchase one Class A share of the Company at an exercise price of $3.86 per share (“Warrants”). All the Equity Warrants and Warrants issued were expired on May 14, 2021, and the principal amount of such notes along with accrued interest at the default rate of 16.0% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Due to the conversion price of $
3.08
being less than the Company’s closing stock price on the date of issuance, this gave rise to a beneficial conversion feature valued at $
7.9
 million. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the Closing Date. The discount to the Tranche One Secured Notes was being fully amortized to accretion expense by the original maturity date of
May 14, 2021
. For the year ended December 31, 2022, the amount of amortization recorded in accretion expense was $
Nil
 (December 31, 2021—$
1.0
million), on the consolidated statements of operations.
The terms also contained a financial covenant requiring the Company’s asset value to be 1.75 times the total net debt at each quarter end and required that the Company maintain a minimum cash balance of $1.0 million while the Tranche One Secured Notes remained outstanding (the “market value test”).
The debt host contract was accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned relative fair value of $
26.2
 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $
2.3
 million. For the year ended December 31, 2022, interest expense and accretion expense of $
3.2
 million and $
Nil
, respectively, were recorded on the consolidated statements of operations (December 31, 2021—$
6.7
 million and $
2.4
 million, respectively).
As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was not in compliance with the market value test, and the Company did not make interest payments, and therefore was in breach of a financial covenant with respect to the Tranche One Secured Notes, Tranche Two Secured Notes (as defined herein), and Tranche Three Secured Notes (as defined herein). Furthermore, the Company was in default on its Secured Notes as of March 31, 2020, and as a result, an event of default occurred on April 4, 2020. This default was triggered on the Company’s long-term debt, which, as of June 24, 2022, consisted of $97.5 million and $60.0 million of principal amount and $38.5 million and $11.9 million in accrued interest on the Secured Notes and the Unsecured Debentures, respectively. As a result of the default and through June 24, 2022, the Company classified the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes as current liabilities on the consolidated balance sheets. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes.
For the year ended December 31, 2022, interest expense of $0.8 million (December 31, 2021 – $1.7 million), was recorded in relation to the Exit Fee on the consolidated statements of operations. As of June 24, 2022, the aggregate Exit Fee obligation of $16.2 million was satisfied in connection with the closing of the Recapitalization Transaction
 (December 31, 2021—$
15.4 million) related to the Exit Fee, which was comprised of an aggregate of $10.3 million in principal amount and $5.9 million in accrued interest (December 31, 2021 – an aggregate principal amount of $10.3 million and $5.1 million in accrued interest).
Tranche Two
On September 30, 2019, the Company issued an additional $20.0 million of secured notes (the “Tranche Two Secured Notes”). The Tranche Two Secured Notes accrued interest
a
t 13.0
% per annum and had an original maturity date o
f May 14, 2021
and were convertible int
o 10,582,011
shares of the Company at
$1.89

per share. The Tranche Two Secured Notes were issued with warrants to purchase, in aggregate, up t
o 5,076,142
shares of the Company at an exercise price of
$1.97
per share (“Tranche Two Equity Warrants”). The Tranche Two Equity Warrants expired o
n May 14, 2021
, and the principal amount of such notes along with accrued interest at the default rate of 16.0% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction.
The debt host contract was accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned relative fair value of $17.3 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $0.3 million. For the year ended December 31, 2022, interest expense and accretion expense of $1.6 million and $Nil, respectively, were recorded on the consolidated statements of operations (December 31, 2021—$3.2 million and $0.7 million, respectively).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Tranche Three
O
n December 20, 2019, the Company issued an additional $36.2 million of secured notes (the “Tranche Three Secured Notes”). The Tranche Three Secured Notes accrued interest at

13.0% per annum and had an original maturity date of May 14, 2021, and were convertible into 22,448,415 shares of the Company at a conversion price of $1.61 per share
.

The Tranche
Three Secured Notes were issued with warrants to purchase, in aggregate, up to 10,792,508 shares of the Company at an exercise price of $1.67 per share (“Tranche Three Equity Warrants”). The Tranche Three Equity Warrants expired on May 14, 2021, and the principal amount of such notes along with accrued interest at the default rate of
16.0
% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction.
The debt host contract is being accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned a relative fair value of $30.9 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $0.6 million. For the year ended December 31, 2022, interest expense and accretion expense of $2.8 million and $Nil, respectively, were recorded on the consolidated statements of operations

(December 31, 2021—$
5.9 million and $1.6 million, respectively).
All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes and Tranche Two Secured Notes were also applicable to Tranche Three Secured Notes. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the Tranche Two Secured Notes.
Tranche Four
On July 13, 2020, as part of the Recapitalization Transaction, the Company issued an additional $14.7 million as Tranche Four Secured Notes which accrued interest at 8.0% per annum and had an original maturity date of July 13, 2025. On June 24, 2022, the terms of the Tranche Four Secured Notes were materially modified pursuant to the Restructuring Support Agreement and as such, were considered to be extinguished in connection with the closing of the Recapitalization Transaction.
The debt host, classified as a liability using the guidance of ASC 470, and was recognized in the amount of $
12.5
 million, net of issuance costs. The debt instrument was recorded on the consolidated balance sheets, net of issuance costs of $
2.2
 million.
Interest was to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter, and such amount thereafter became part of the principal amount and accrued interest.
For the year ended December 31, 2022, interest expense of $0.7 million (December 31, 2021 – $1.3 million) and accretion expense of $0.2 million

(December 31, 2021—$
0.4 million) were recorded on the consolidated statements of operations.
iAnthus New Jersey, LLC Senior Secured Bridge Notes
On February 2, 2021, INJ issued the Senior Secured Bridge Notes which originally matured on the earlier of
(i) February 2, 2023
, (ii) the date on which the Company closed a Qualified Financing (as defined below) and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The net proceeds of the Senior Secured Bridge Notes were placed in escrow, and the availability of the funds are subject to drawdown requests that must be approved by Gotham Green Admin 2, LLC, as collateral agent. The Senior Secured Bridge Notes accrued interest at a rate of
14.0
% per annum (increasing to
25.0
% per annum in the event of default and decreasing to
8.0
% per annum upon the completion of the Company’s
 Recapitalization Transaction). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to the Company of not less than $10 million from the subscription of the Company’s securities, including, but not limited to, a private placement or rights offering.
The debt host, classified as a liability using the guidance of ASC 470, and was recognized in the amount of $
10.3
 million, net of issuance costs. The debt instrument was recorded on the consolidated balance sheets, net of issuance costs of $
0.7
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
For the year ended December 31, 2022, interest expense of $
1.4 million
(December 31, 2021—$
1.5 million), and accretion expense of $0.4 million
(December 31, 2021—$
0.3 million), were recorded on the consolidated statements of operations. As of December 31, 2022, the Company held $Nil (December 31, 2021 – $3.3 million) of restricted cash in escrow from the Senior Secured Bridge Notes. Refer to Note 2(f) for further discussion
.
The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. The Company provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of December 31, 2022.
On February 2, 2023, the Company and INJ entered into an amendment (the “Amendment”) to the Senior Secured Bridge Notes with all of the holders of the Senior Secured Bridge Notes. Pursuant to the Amendment, the maturity date of the Senior Secured Bridge Notes was extended until February 2, 2024, the interest on the principal amount outstanding was increased to a rate of 12.0% per annum, and an amendment fee equal to 10.0% of the principal amount outstanding of the Senior Secured Bridge Notes as of February 2, 2023 or $1.4 million in the aggregate, was added to such notes such that it will become due and payable on the maturity date. The Senior Secured Bridge Notes are classified as non-current
liabilities on the consolidated balance sheets.

Certain of the Secured Lenders, including Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY),

LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, held greater than

5.0
%
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
The debt host contract was accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned relative fair value of $30.3 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $1.2 million. For the year ended December 31, 2022, interest expense and accretion expense of $1.4 million and $0.7 million, respectively, were recorded on the consolidated statements of operations
(December 31, 2021—$
2.8 million and $1.5 million, respectively).
The terms of the March 2019 Debentures imposed certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. As a result of this default, the Company classified the debt as a current liability on the consolidated balance sheets as the March 2019 Debentures were due on demand. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the March 2019 Debentures.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c)
May 2019 Debentures

On May
2
,
2019
, the Company completed a private placement of $
25.0
 million of unsecured convertible debentures (the “
May 2019
Debentures”) and corresponding warrants to purchase
1,555,207
common shares of the Company at an exercise price of $
6.43
per common share (“
May 2019
Equity Warrants”). All of the
May 2019
Equity Warrants expired on
March 15, 2022
. The
May 2019
Debentures accrued interest at a rate of
8.0
%, per annum,
payable quarterly
on the last business day of each fiscal quarter, beginning on June
30
,
2019
. Interest was to be paid in cash, shares, or a combination of cash and shares, up to
50.0
%, at the Company’s election. The
May 2019
Debentures would have matured on
March 15, 2023
; however, on June
24
,
2022, the outstanding principal of the May 2019 Debentures along with related accrued interest and applicable fees were extinguished as part of the closing of the Recapitalization Transaction.
The debt host contract was accounted for using the guidance applicable to non-convertible
debt under ASC 470 and was assigned relative fair value of $22.3 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $0.4 million. For the year ended December 31, 2022, interest expense and accretion expense of $1.0 million and $0.4 million, respectively, were recorded on the consolidated statements of operations
(December 31, 2021—$
2.0 million and $0.8 million, respectively).
The terms of the May 2019 Debentures imposed certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. Further, as a result of this default, the Company classified the debt as a current liability on the consolidated balance sheets as the May 2019 Debentures were due on demand. As of June

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
,
increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Secured DPA), with a maturity date of June 24, 2027. The June Secured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the New Secured Lenders without premium or penalty.
The debt host, classified as a liability using the guidance of ASC 470, and was recognized at the fair value of $84.5 million.
Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being June 30, 2022) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.
For the year ended December 31, 2022, interest expense and accretion expense of $4.3 million and $1.5 million, respectively, were recorded on the consolidated statements of operations (December 31, 2021
—$
Nil and $Nil, respectively).
The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of December 31, 2022. The June Secured Debentures are classified as long-term liabilities on the consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

C
ertain of the New Secured Lenders that hold the June Secured Debentures, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), Gotham Green Credit Partners SPV 1, L.P., Gotham Green Partners SPV V, L.P.,

L.P. and Parallax Master Fund, LP, collectively held greater than

5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the New Secured Lenders are considered to be related parties.
(e) June Unsecured Debentures
On June 24, 2022 in connection with the closing of the Recapitalization Transaction, the Company entered into the Unsecured DPA, pursuant to which the Company issued June Unsecured Debentures in the aggregate principal amount of $20.0 million which accrue interest at the rate of 8.0% per annum
,
increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Unsecured DPA), with a maturity date of June 24, 2027. The June Unsecured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the Unsecured Lender without premium or penalty.
The debt host, classified as a liability using the guidance of ASC
470,
 and was recognized at the fair value of $
14.9
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
For the year ended December 31, 2022, interest expense and accretion expense of $0.8 million and $0.5 million, respectively, were recorded on the consolidated statements of operations
(December 31, 2021—$
Nil and $Nil, respectively).
The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of December 31, 2022. The June Unsecured Debentures are classified as long-term liabilities on the consolidated balance sheets.
Certain of the Secured Lenders and Consenting Unsecured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Gotham Green Credit Partners SPV 1, L.P., Gotham Green Partners SPV V, L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY), LP, Senvest Master Fund,
LP, Parallax Master Fund, L.P. and Hadron Healthcare and Consumer Special Opportunities Master Fund, held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the Consenting Unsecured Lenders are considered to be related parties.
(f) Additional Secured Debentures
Pursuant to the terms of the Secured DPA, ICM issued the Additional Secured Debentures on June 24, 2022 in the aggregate principal amount of $25.0 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Secured DPA), with a maturity date of June 24, 2027.
The debt host, classified as a liability using the guidance of ASC
470
, and was recognized in the amount of $
25.0

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
For the year ended December 31, 2022, interest expense of $1.0 million, was recorded on the consolidated statements of operations (December 31, 2021 - $Nil).
The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of December 31, 2022. The Additional Secured Debentures are classified as long-term liabilities on the consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)
Certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the New Secured Lenders are considered to be related parties
.
Note 10 - Share Capital

(a)
Share Capital
Authorized: Unlimited common shares. The shares have no par value.
The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the year ended December 31, 2022:

•	On June 24, 2022, an aggregate of 6,072,580 common shares were issued to the Secured Lenders and Unsecured Lenders in connection with the closing of the Recapitalization Transaction.

•	On August 18, 2022, 408 common shares were issued to settle shares to be issued with regards to purchase options assumed by the Company on February 5, 2019 as part of MPX Acquisition.

•
On October 3, 2022, the Company issued common shares totaling 219,323 for vested restricted stock units, out of which the

Company withheld
61,013

shares to satisfy employees’ tax obligations of $
1.8 million.

•	On December 23, 2022, the Company issued common shares totaling 273 for vested restricted stock units.
There were no common share issuances for the year ended December 31, 2021.
(b) Warrants
The following table summarizes certain information in respect of the Company’s warrants:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Units	Weighted Average Exercise Price (C$)	Units	Weighted Average Exercise Price (C$)
Warrants outstanding, beginning	22,640	$3.56	49,236	$4.06
Granted	—	—	—	—
Forfeited	(17,955)	2.52	—	—
Expired	(4,685)	7.53	(26,596)	3.84

Warrants outstanding, ending	—	$—	22,640	$3.56

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

As of December 31, 2022 and 2021, w
a
rrants classified as derivative liabilities on the consolidated balance sheets were revalued with the following inputs:

	December 31, 2022	December 31, 2021
Risk-free interest rate	—	0.9%
Expected dividend yield	—	0.0%
Expected volatility	—	93.7 - 297.1%
Expected life	—	0.9 years
The Company uses an expected volatility based on its historical trading data.
As p
e
r the terms of the Restructuring Support Agreement, all outstanding warrants were forfeited as of the Closing Date of the Recapitalization
Transaction, and warrants classified as derivative liabilities were revalued to $Nil as of December 31, 2022 (December 31, 2021 – less than $0.1 million). As a result of the revaluation, the Company recognized a gain of less than $0.1 million for the year ended December 31, 2022 (December 31, 2021 – gain of $0.2 million), on the consolidated statements of operations.

Full share equivalent warrants outstanding and exercisable are as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Year of expiration	Number Outstanding	Weighted Average Exercise Price (C$)	Number Outstanding	Weighted Average Exercise Price (C$)

2022	—	—	20,855	3.47
2023	—	—	1,785	4.57

Warrants outstanding	—	$—	22,640	$3.56

(c) Potentially Dilutive Securities
The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of December 31, 202
2
and 2021:

	2022	2021
Common share options	7,877	10,504
Restricted stock units	173,230	—
Warrants	—	22,640
Secured notes	—	46,458
Debentures	—	10,135
MPX dilutive instruments (1)	—	408

Total	181,107	90,145

(1)
Prior to the MPX Acquisition, MPX had instruments outstanding that were potentially dilutive and as a result of the MPX Acquisition, the Company assumed certain of these instruments which were settled on August 18, 2022 by issuing 408 common shares.

(d)
Stock Options
All existing options (the “Original Awards”) to purchase common shares of the Company issued to officers were cancelled and extinguished for no consideration. On September 19, 2022, the Board awarded stock options to two officers of the Company as replacement awards for the Original Awards under the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) dated October 15, 2018. The Original Awards were cancelled on June 24, 2022, as part of the Recapitalization Transaction, and the new stock options were granted on September 19, 2022 (the “Replacement Stock Options”). As the fair value of the Original Awards was
$Nil on the modification date, the incremental compensation cost recognized is equal to the fair value of the Replacement Stock Options on the modification date, which shall be recognized over the remaining requisite service period. As of December 31, 2022, unrecognized compensation costs related to the Original Awards was $Nil (December 31, 2021—$1.9 million). The Replacement Stock Options granted vest over three-years, commencing on July 10, 2020. Share-based compensation expense of $0.2 million was recognized immediately on the consolidated statements of operations for Replacement Stock Options that were vested as of the grant date, and the remaining unrecognized compensation cost of less than $0.1 million will be amortized on a straight-line basis over the remaining weighted average requisite service period of 0.51 years.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The related share-based compensation expense for the year ended December 31, 2022 was $2.1 million (December 31, 2021 - $6.5 million), and is presented in selling, general and administrative expenses on the consolidated statements of operations.
The following table summarizes certain information in respect of option activity under the Company’s stock option plan:

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life
Options outstanding, beginning	10,504	$3.65	—	11,510	$3.59	—
Granted	7,877	0.05	—	—	—	—
Exercised	—	—	—	—	—	—
Cancellations	(7,111)	3.47	—	—	—	—
Forfeitures	(3,152)	4.32	—	—	—	—
Expirations	(241)	0.89	—	(1,006)	2.92	—

Options outstanding, ending (2)	7,877	$0.05	7.78	10,504	$3.65	6.24

(1)
The Original Awards are denominated in Canadian dollars. Exercise prices have been converted to U.S. dollar equivalents using an exchange rate of CAD$1.3544 to $1.00 as of December 31, 2022 and December 31, 2021.

(2)	As of December 31, 2022, 6,564 of the stock options outstanding were exercisable (December 31, 202 1 — 9,922).
During the year ended December 31, 2022, 7,877 Replacement Stock Options were granted with an exercise price of $0.05 per common share. No stock options were granted during the year ended December 31, 2021.
No stock options were exercised during the year
s
ended December 31, 2022 and 2021.
The aggregate intrinsic value of outstanding options as of December 31, 2022 and 2021, was $Nil and $Nil, respectively.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following ranges of assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	3.8%	—
Expected dividend yield	0.0%	—
Expected volatility	128.6%	—
Expected life	4.3 years	—
The expected volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that options granted are expected to be outstanding. In accordance with
Staff Accounting Bulletin (“
SAB
”)
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
(e) Restricted Stock Units
On December 31, 2021, the Board approved a long-term incentive program, pursuant to which, on July 26, 2022, the Company issued certain employees of the Company and its subsidiaries, RSUs, under the Company’s Omnibus Incentive Plan. RSUs represent a right to receive a single common share that is both non-transferable
and forfeitable until certain conditions are satisfied. The allocation of RSUs was contingent on the closing of the Recapitalization Transaction and was subject to approval of the Canadian Securities Exchange and the Board.

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
On November 23, 2022, the Board awarded 7,317 RSUs to an officer of the Company, which shall vest over a three-year period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.
On December 8, 2022, the Board awarded 27,930 RSUs to Julius Kalcevich, a former officer of the Company, for compensation owed under section 4(g) of Mr. Kalcevich’s employment agreement (refer to Note 15).

The fair value of
the
RSUs
was
determined on the grant date and
the award was fully vested upon issuance.
On December 23, 2022, the Board awarded 21,400 RSUs to key employees of the Company, which shall vest over a three-year period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.
During the year ended December 31, 2022, the Company recognized $28.3 million of share-based compensation expense associated with the RSUs (December 31, 2021 - $Nil). Share-based compensation expense is presented in selling, general and administrative expenses on the consolidated statements of operations.
As of December 31, 2022, there was approximately $4.6 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.28 years. The Company withheld 61,013 RSUs with a fair value of $1.8 million for the Company’s employees’ minimum withholding taxes at vesting of such awards during the year ended December 31, 2022.
The following table summarizes certain information in respect of RSU activity during the period:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Units	Weighted Average Grant Price (1)	Units	Weighted Average Grant Price
Unvested balance, beginning	—	$—	—	$—
Granted	474,557	0.08	—	—
Vested	(263,155)	0.09	—	—
Forfeited	(81,731)	0.10	—	—

Unvested balance, ending	129,671	$0.07	—	$—

(1)	Weighted average grant price is presented in U.S. dollars for the year ended December 31, 2022.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 11 - Segment Information
Management, including the Company’s Interim Chief Executive Officer and Interim Chief Operating Officer who are considered the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the FASB ASC Topic 280 Segment Reporting), assesses segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, amortization of intangibles, write-downs and other charges, interest income, interest expense, accretion expense and tax (provision) recovery are not allocated to the segments.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Year Ended December 31,
	2022	2021 (Revised)
Revenues

Eastern Region	$96,478	$128,979
Western Region	65,644	72,424
Other (1)	1,091	1,615

Total	$163,213	$203,018

Gross profit (loss)
Eastern Region	$52,108	$83,108
Western Region	21,910	27,877
Other	414	(1,457)

Total	$74,432	$109,528

Depreciation and amortization
Eastern Region	$16,743	$16,885
Western Region	11,820	11,235
Other	532	807

Total	$29,095	$28,927

(Recoveries), write-downs and other charges, net
Eastern Region	$(620)	$95
Western Region	—	—
Other	(226)	(48)

Total	$(846)	$47

Impairment loss
Eastern Region	$695	$127
Western Region	29,856	—
Other	—	7,240
Total	$30,551	$7,367

Net (loss) income
Eastern Region	$(4,981)	$7,886
Western Region	(38,019)	(2,792)
Other	(406,391)	(82,584)

Total	$(449,391)	$(77,490)

Purchase of property, plant and equipment
Eastern Region	$5,954	$17,384
Western Region	982	2,024
Other	3	32

Total	$6,939	$19,440

Purchase of intangible assets
Eastern Region	$—	$100
Western Region	—	—
Other	113	859

Total	$113	$959

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	As of December 31,
	2022	2021 (Revised)
Assets
Eastern Region	$226,458	$222,350
Western Region	60,896	106,485
Other	16,113	16,154

Total	$303,467	$344,989

Major Customers
Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues. For the years ended December 31, 2022 and 2021, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.
Geographic Information
As of December 31, 2022 and 2021, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.
Disaggregated Revenues
The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the years ended December 31, 2022 and 2021, the Company disaggregated its revenues as follows:

	Year Ended December 31,
	2022	2021
Revenue
iAnthus branded products	$86,626	$117,617
Third party branded products	66,959	64,267
Wholesale/bulk/other products	9,628	21,134

Total	$163,213	$203,018

Note 12 - Financial Instruments
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
at their fair values periodically:

	As of December 31, 2022				As of De cember 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets

Long term investments — other (1)	$130	$—	$—	$130	$568	$—	$—	$568

Financial liabilities

Derivative liabilities	$—	$—	$—	$—	$—	$—	$16	$16

(1)	Long-term investments – other are included in the investments balance on the consolidated balance sheets.
There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the year ended December 31, 2022 and 2021.
The Company’s other investment as of December 31, 2022 and 2021, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data, or inputs are now available.
All Level 1 investments are comprised of equity investments which are re-measured
at fair value using quoted market prices.
The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2020	512
Revaluations on Level 1 instruments	56

Balance as of December 31, 2021	$568
Revaluations on Level 1 instruments	(438)

Balance as of December 31, 2022	$130

The derivative liabilities related to the convertible debt instruments and freestanding warrants are recorded at fair value estimated using the Black-Scholes option pricing model and is therefore considered to be a Level 3 measurement. On June 24, 2022
,
all warrants were forfeited upon the consummation of the Recapitalization Transaction.
The following table summarizes the changes in Level 3 financial liabilities:

Derivative Liabilities
Balance as of December 31, 2020	245
Revaluations on Level 3 instruments	(229)

Balance as of December 31, 2021	$16
Revaluations on Level 3 instruments	(16)

Balance as of December 31, 2022	$—

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company’s financial and
non-financial
assets such as prepayments, other assets including, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.
The following table summarizes the Company’s long-term debt instruments (Note 9) at their carrying value and fair value:

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$16,175	$14,787	$57,171	$64,596
June Secured Debentures	116,340	103,612	134,902	176,487
Secured Notes	13,852	13,694	—	—
Other	945	819	1,307	1,021

Total	$147,312	$132,912	$193,380	$242,104

Note 13 - Commitments
In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable
payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described in the agreement.
The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2022:

	2023	2024	2025	2026	2027
Operating leases	$7,789	$7,891	$8,007	$7,827	$7,211
Service contracts	1,670	—	—	—	—
Long-term debt	51	14,046	66	75	216,384

Total	$9,510	$21,937	$8,073	$7,902	$223,595

The Company’s commitments include employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.
Note 14 - Contingencies and Guarantees
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
The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•
There was a claim by a former consultant against the Company, with respect to alleged consulting fees owed by MPX to the consultant, claiming the right to receive approximately $0.5 million and punitive damages. During the year ended December 31, 2021, the former consultant updated the claim to set forth the total damages claimed, which are $5.4 million, and provided supplemental disclosures which specify total damages sought, which are $167.0 million. On December 13, 2021, the Company and former consultant reached a full and final settlement of $1.5 million. As of December 31, 2022, $1.5 million was paid in full;

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

1
02

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
“Hi-Med
Lawsuit”).
Hi-Med
is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debenture and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b),
10b-5
and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020,
Hi-Med
and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020,
Hi-Med
filed an amended complaint (the
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
Hi-Med’s
second Amended Complaint.
Hi-Med’s
opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to
Hi-Med’s
opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss
Hi-Med’s
second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants (“Moving Defendants”) indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. On January 17, 2023, the parties submitted the matter, together with the Class Action matter referenced below, to mediation. On January 31, 2023, the parties advised the SDNY that the defendants and Hi-Med remain in ongoing settlement discussions. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Hi-Med action until February 21, 2023, to allow for continued settlement discussions between the parties, which the SDNY granted on February 7, 2023. On February 16, 2023, the parties advised the SDNY that the parties remained in ongoing settlement discussions and requested that SDNY extend the parties’ deadlines further until March 21, 2023, which the SDNY granted on February 21, 2023. On March 16, 2023, the Parties requested another extension of the parties’ deadlines until April 11, 2023 to continue settlement discussions, which the SDNY granted on March 17, 2023. On June 29, 2020, Hi-Med filed a claim in the Court, which mirrors the Hi-Med Complaint, but the Company has not been served. Refer to Note 9 for further discussion on the Unsecured Debentures.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others with the SDNY for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the
Hi-Med
Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a second Amended Complaint was included as part of the Stipulation identified above. On October 28, 2021, the parties filed the Stipulation regarding the Lead Plaintiff’s Motion for Leave to File a second Amended Complaint. On November 3, 2021, the SDNY so-ordered
the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October 12, 2022, the parties filed the Joint Stipulation and Proposed Scheduling Order, which the SDNY so ordered on October 19, 2022, ordering that that the Defendants’ answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Finch and Cedeno actions shall be coordinated with discovery in the
Hi-Med
action referenced above, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the
Hi-Med
action referenced above, to mediation, which took place on January 17, 2023. On January 31, 2023, the parties advised the SDNY that the Defendants and Lead Plaintiff reached a settlement in principle and anticipate filing a motion for preliminary approval of the settlement by March 9, 2023. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Class Action Lawsuit pending submission of the motion for preliminary approval. On March 7, 2023, the parties advised the SDNY that the parties required a short extension of the motion for preliminary approval of the settlement and such motion would be filed by March 21, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY, which remains pending.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company and the Company’s former Chief Financial Officer in the Ontario Superior Court of Justice (“OSCJ”) in Toronto, Ontario. On September 27, 2021, the OSCJ granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. On March 3, 2023, the Company made a settlement offer to the plaintiff to fully resolve the Amended Claim. The plaintiff has not yet responded to the settlement offer.
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

The parties are currently engaging in discovery. The parties have agreed to participate in mediation to try and resolve the dispute, which is expected to occur in April or May of 2023
.
On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and it
s 100
%
owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, Defendants filed a Petition to Vacate Arbitration Award. CGX’s filed its response on January 30, 2023, and subsequently the Defendants filed a Request for Hearing on February 3, 2023. Both the Petition to Vacate Arbitration Award and request for a hearing remain pending before the Circuit Court for Baltimore County. CGX continues to prosecute its other two claims concerning Defendants’ use of LMS’ funds, and S8 continues to deny and defend against LMS’ contentions that S8 breached the MSA.
On June 20, 2022, Michael Weisser (“Weisser”) commenced a petition (the “Petition”) in the Supreme Court of British Columbia (the “Court”) against the Company and the Company’s former board of directors. In the Petition, Weisser sought: (i) a declaration that the affairs of Company and its then-board of directors were being conducted or have been conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order that Weisser is entitled to call and hold the Company’s annual general meeting for 2020 ( “2020 AGM”) on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iii) alternatively, an order that the Company hold the 2020 AGM on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iv) an order that the Company set the record date for the 2020 AGM; (v) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; and (vi) an order that the Company be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM. On June 22, 2022, Weisser was granted a short leave by the Court which permitted a return date for the Petition of June 28, 2022. On June 24 2022, the Company closed the Recapitalization Transaction and the Company noticed the 2020 AGM, the annual general meeting for 2021 (“2021 AGM”) and the annual general meeting for 2022 (the “2022 AGM” and together with the 2020 AGM and 2021 AGM, the “AGMs”). As a result, Weisser’s Petition was rendered moot. On November 14, 2022, Weisser filed an application (the “Application”) in the Petition proceeding, seeking to add the Secured Lenders and Consenting Unsecured Lenders as respondents to the Petition and to amend the Petition. Specifically, Weisser is seeking to amend the Petition to request: (i) a declaration that the affairs of the Secured Lenders, Consenting Unsecured Lenders, the Company and the powers of its then-directors have been and are continuing to be conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order setting aside and/or unwinding the closing of the Recapitalization Transaction; (iii) an order setting aside the results of the Company’s annual general meeting held August 11, 2022; (iv) an order that the 2020 AGM be held by December 31, 2022; (v) an order that the Company set the record date for the 2020 AGM to hold the meeting by December 31, 2022; (vi) an order that for purposes of voting at the 2020 AGM, the shareholdings of the Company be those shareholdings that existed prior to the closing of the Recapitalization Transaction; (vii) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; (viii) an order that the Company be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM; and (ix) an order that pending the 2020 AGM, the Company’s current board of directors be replaced by an interim slate of directors to be nominated by Weisser. The Company intends to file a response to the Application, seeking that the Petition be dismissed as a collateral attack on the order of Justice Gomery dated October 5, 2020, approving the Recapitalization Transaction, and declaring as binding all of the releases set forth in Article 5 of the Plan of Arrangement.
On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the requested (the “Variance Request”) change of ownership and control of McCrory’s resulting from the closing of the Recapitalization Transaction. On November 19, 2021, Weisser filed a petition (as amended, the “Florida Petition”) with the OMMU, challenging the OMMU’s approval of the Variance Request. On February 3, 2022, the Florida Division of Administrative Hearings (“DOAH”) issued a Recommended Order of Dismissal, recommending that the OMMU enter a final order dismissing the Florida Petition for lack of standing. On May 4, 2022, the OMMU issued a final agency order (the “Final Order”), which accepted the recommendation of the DOAH and dismissed the Florida Petition for lack of standing. Weisser appealed the Final Order with the District Court of Appeal in the First District of Florida and filed his initial brief on November 9, 2022, which seeks a reversal of the Final Order. On February 3, 2023, the Company filed a Motion to Dismiss the appeal, which remains pending before the court.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 15 - Related Party Transactions

	As of December 31,
	2022	2021
Financial Statement Line Item
Long -term debt, net of issuance costs (1)	142,295	—
Accrued and other current liabilities	7,620	—
Other long-term assets	—	4,552

Total	$149,915	$4,552

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 9 for further discussion.

As par
t
of the MPX Acquisition, the Company acquired a related party receivable of $0.7 million due from a company owned by a former director and officer of the Company, Elizabeth Stavola. The related party receivable was converted into a loan facility of up to $10.0 million, which accrued interest at the rate of 16.0%, compounded annually. Interest was due upon maturity of the loan on December 31, 2021. During the year ended December 31, 2021, the Company exercised its right to convert the principal balance of the loan and accrued interest into a 99.0% equity interest in MPX NJ and exercised its option to acquire the remaining 1.0% of MPX NJ for nominal consideration
,
upon receipt of approval from the New Jersey Cannabis Regulatory Commission (the “CRC”). On January 7, 2022, the CRC approved the Company’s acquisition of 100% of the equity interests in MPX NJ.
On February 1, 2022, the Company closed the acquisition of MPX NJ, resulting in the Company owning 100% of the equity interests of MPX NJ.

The Company recorded acquisition costs of $0.3 million within selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2022 (December 31, 2021
—$
Nil). As of December 31, 2022, the balance of such facility was $Nil (December 31, 2021 – $4.6 million), which included accrued interest of $Nil (December 31, 2021
—$
0.9 million). The related party balances are presented in other long-term assets on the consolidated balance sheets.
Effective as of May 6, 2022 (the “May Resignation Date”), Randy Maslow, the Company’s
then
Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and its committees. In connection with the resignation, Mr. Maslow and the Company executed a separation agreement (the “May Separation Agreement”), pursuant to which, Mr. Maslow will receive
certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow
r
eceived
total cash compensation in the amount of approximately $12.2 million (the “May Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part
,
of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, the Company will continue to pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow serve
d
in a consulting role for six months following the May Resignation Date at a base compensation of $25 per month.
As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and the Company did not elect to extend the term.

During the year ended December 31, 2022, the Company paid $0.1 million, to Mr. Maslow in relation to consulting services provided (December 31, 2021 - $Nil).

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Effective as of
November 14
, 2022
,
Julius Kalcevich, the Company’s
then
Chief Financial Officer, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), Mr.
 Kalcevich and the Company executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately

$1.1
million
,
which is payable in equal installments of approximately

$0.1 million per month over a period of 10 months following the
Execution
Date.

As of December 31, 2022, the total payments made in relation to the December Separation Agreement were $0.2 million. Per the December Separation Agreement, Mr. Kalcevich was also issued a total of 27,930 RSUs with a fair value of $1.0 million, which became fully vested upon issuance.
As of the
Execution
Date, all unvested outstanding stock options and RSUs previously issued to Mr. Kalcevich were accelerated and all related unrecognized compensation cost was recognized in the consolidated statements of operations.
Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY),
LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees
, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties.
The Company
had
until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees
accrued
simple interest at the rate of
12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2022, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $6.7 million (December 31, 2021 – $Nil). The related party balance is presented in accrued and other current liabilities on the consolidated balance sheets.
Note 16 - Income Taxes
Income tax expense (recoveries) for the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Current income tax expense		(Revised)
Federal	$16,035	$21,288
State	2,438	5,071

Total current income tax expense	18,473	26,359

Deferred income tax recoveries
Federal	(7,360)	(3,919)
State	(422)	(704)

Total deferred income tax recoveries	(7,782)	(4,623)

Net income tax expense	$10,691	$21,736

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Total income tax expense differed from the amount computed by applying the federal statutory tax rate of 21.0% for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
		(Revised)
Pretax loss at federal statutory rate	$(92,128)	$(11,709)
State income tax expense, net of federal expense	(512)	(1,580)
Non-deductible items	109,980	18,573
True-up of income taxes payable	(398)	1,257
Foreign deferred taxes with no benefit recognized	(24,663)	(1,553)
Other items	(31)	(123)
Change in valuation allowance	18,443	16,871

Total income tax expense	$10,691	$21,736

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2022 and 2021 are presented below:

	2022	2021
Deferred income tax assets
Net operating loss carryforwards	$45,761	$37,896
Interest expense carryforwards	32,440	29,038
Stock based compensation	14,927	9,082
Intangible assets	3,901	4,396
Property, plant and equipment	4,898	3,652
Inventories	309	670
Other items	597	772

	102,833	85,506

Valuation allowance	(98,519)	(80,070)

Deferred income tax assets	4,314	5,436

Deferred income tax liabilities
Intangibles resulting from acquisitions	(28,129)	(32,943)

Deferred income tax liabilities	(28,129)	(32,943)

Net deferred income tax liabilities	$(23,815)	$(27,507)

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
As of December 31, 2022, the Company has Canadian
non-capital
loss carryforwards of $119.5 million available to offset future income which will expire in the years 2025 through 2042. As of December 31, 2022, the Company has federal net operating loss carryforwards o
f
approximately $145.3 million available to offset future income of which $10.8 million will expire in the years 2035 through 2037 while the remaining $134.6 million are indefinite lived. Of the $145.3 million of federal net operating loss carryforwards, approximately all amounts

are subject to IRC Section 382 limitations. Additionally, the Company has net operating loss carryforwards for state purposes aggregating $135.4 million as of December 31, 2022, of
 which
$133.4
 million will expire in the yea
r 2035 through
2042
while the remaining

$2.0
million
have indefinite lives. Of the $133.4 million of state net operating loss carryforwards, approximately all amounts are subject to IRC Section 382 limitations. The increase in the valuation allowance was primarily due to management’s conclusion that the deferred tax assets of non-cultivator entities are more likely than not to not be realized as well as recording of a valuation allowance against certain net operating losses and
Section 163(j)

carryforwards on entities impacted by the Recapitalization Transaction which closed June 24, 2022 for which no previous valuation allowance was recorded
.

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. Similarly, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. The Company concluded that
the Recapitalization Transaction which closed on June 24, 2022 did
not
qualify as an acquisition of control
for
Canadian tax purposes; therefore, the Company’s existing Canadian non-capital losses are unlimited and continue to have a full valuation allowance set against its deferred tax assets. The U.S. NOLs will be subject to a substantial annual
limitation arising from the Company’s ownership changes.
As a result
,
a full valuation allowance has been recorded by the Company on these deferred tax assets as well as any
Section 163(j) interest limitation deduction carryforwards. The Section 382 limitation is increased by recognized built-in gain (“RBIG”) in the five year period following the change date to the extent that the value of the loss corporation’s assets exceed the tax basis of these assets. Under the Section 338 approach, assets are treated as generating RBIG even if these assets are not disposed of during the five year recognition period. The Company is in the process of reviewing the tax basis of their fixed assets so it can compare it to the deemed selling price under Section 382 of the code. The Company is expecting that this calculation may result in a RBIG that would increase the Section 382 limitation available over the next five years.
The Company files income tax returns in Canada, Luxembourg, United States and various state and local tax jurisdictions. The Company’s income tax years open to examination for Canadian federal income taxes are from 2013 through 2020, for United States federal income taxes are from 2019 through 2021, and for state and local income taxes vary from 2019 to 2021. There are no open audits. Net operating losses arising prior to these years are also open to examination if and when utilized.
The Company is in active collection procedures with the Internal Revenue Services and is negotiating payment agreements with the support of an external advisor.

The Internal Revenue Service filed Notices of Federal Tax Lien against GHHIA Management Inc. (“GHHIA
”),
Mayflower Medicinals Inc. (“Mayflower
”), and ABACA, Inc. (“ABACA”) for $8.5 million, $1.0 million
and
$1.1 million
for
the
year ended December
31, 2020
; respectively. The Internal Revenue Service filed Notice of Federal Tax Lien against ABACA on December 2, 2022, in the amount of $1.1 million for
the year
ended December
31,
2021
. The Company is actively working to resolve these matters with the Internal Revenue Service.
Note 17 – Consolidated Statements of Cash Flows Supplemental Information
(a) Cash payments made on account of:

	Year Ended December 31,
	2022	2021
Income taxes	$6,018	$4,497
Interest	101	94
(b) Changes in other
non-cash
operating assets and liabilities are comprised of the following:

	Year Ended December 31,
	2022	2021 (Revised)
Decrease (increase) in:
Accounts receivables	$(470)	$(157)
Prepaid expenses	1,036	617
Inventories	(1,107)	(5,143)
Other current assets	654	623
Other long-term assets	(40)	522
Operating leases	(1,273)	(1,764)
(Decrease) increase in:
Accounts payable	(3,095)	1,554
Accrued and other current liabilities	20,972	21,584

	$16,677	$17,836

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c) Depreciation and amortization are comprised of the following:

	Year Ended December 31,
	2022	2021
Property, plant and equipment	$12,739	$13,533
Operating lease ROU assets	2,295	2,113
Intangible assets	16,356	15,394

	$31,390	$31,040

(d) (Recoveries), write-downs and other charges, net are comprised of the following:

	Year Ended December 31,
	2022	2021
Account receivable recoveries	$66	$(87)
Operating lease liabilities	(354)	—
Operating lease ROU assets	(29)	259
Property, plant and equipment	(529)	(125)

	$(846)	$47

(e) Impairments are comprised of the following:

	Year Ended December 31,
	2022	2021
Impairment losses :
Property, plant and equipment	$2,687	$36
Operating lease ROU assets	3,066	2,161
Intangible assets	24,798	5,170

	$30,551	$7,367

(f) Significant
non-cash
investing and financing activities are as follows:

	Year Ended December 31,
	2022	2021
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	8,245	2,750
Non-cash consideration for asset acquisition	19,193	—
Shares issued to settle MPX purchase options assumed from the MPX Acquisition	1,500	—
Cancellation of shares to be issued	31	—
Non-cash issuance of shares from consummation of the Recapitalization Transaction	455,443	—
Non-cash debt extinguishment from the consummation of the Recapitalization Transaction	(238,269)	—
Non-cash issuance of June Secured Debentures and June Unsecured Debentures from the consummation of the Recapitalization Transaction	99,402	—

iANTHUS CAPITAL HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 18 - Subsequent Events
Legal Proceedings
Please refer to Note 14 for further discussion.
Issuance of common shares
On January
5, 2023, the Company issued 7,853 common shares for vested RSUs. The Company withheld 7,776 common shares to satisfy employees’ tax obligations of $0.2 million.
On March 3, 2023, the Company issued 27,929 common shares for vested RSUs to Mr. Kalcevich as per the December Separation Agreement.
Extension of INJ Senior Secured Bridge Notes
On February 2, 2023, the Company through its wholly-owned subsidiary, INJ, entered into the Amendment with all the holders of the Senior Secured Bridge Notes, pursuant to which the maturity date of the Senior Secured Bridge Notes was extended until February 2, 2024, the interest on the principal amount outstanding was increased to a rate of 12.0% per annum, and an amendment fee equal to 10.0% of the principal amount outstanding of the Senior Secured Bridge Notes as of February 2, 2023 or $1.4 million in the aggregate, was added to such notes such that it will become due and payable on the maturity date.
Disposition of Vermont Operations
On February 6, 2023, the Company entered into the
MIPA
pursuant to which the Company
agreed
to sell its membership interests in Grassroots Vermont Management Services, LLC, the sole owner of all issued and outstanding authorized common stock of FWR, Inc., which owns and operates a dispensary and cultivation/processing facility in Vermont. The aggregate proceeds to be received for the sale are $0.2 million in cash, subject to adjustments to be determined on date of closing. The closing of the Purchase Agreement is subject to, among other conditions, a Change of Control Approval from the Vermont Cannabis Control Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weakness, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) Our internal controls relating to inventory valuation, estimated useful lives and depreciation of long-lived assets, expense cutoff for certain subsidiaries, business combinations, impairment of long-lived assets, and debt modification and extinguishment was not designed and maintained (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We did not have written documentation of internal control policies and procedures. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls (4) We misclassified certain employees as contractors based on the rules and regulations of the IRS.

We have developed a plan to remediate the material weaknesses, which includes implementing improved processes and internal controls to ensure the proper application of accounting practices and guidance. We also intend to increase our accounting staff as soon as economically feasible and sustainable to remediate these material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2022, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework—2013. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to material weaknesses in our internal control over financial reporting related to certain matters, including (1) Our internal controls relating to inventory valuation, estimated useful lives and depreciation of long-lived assets, expense cutoff for certain subsidiaries, business combinations, impairment of long-lived assets, and debt modification and extinguishment was not designed and maintained (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We did not have written documentation of internal control policies and procedures. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls (4) We misclassified certain employees as contractors based on the rules and regulations of the IRS.

In light of the material weaknesses, we performed additional analysis and other post-closing procedures to ensure the reliability of financial reporting and that our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

We have developed a plan to remediate the material weaknesses, which includes implementing improved processes and internal controls to ensure the proper application of accounting practices and guidance. We also intend to increase our accounting staff as soon as economically feasible and sustainable to remediate these material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 24, 2023.

NAME	AGE	POSITION
Robert Galvin	61	Interim Chief Executive Officer and Interim Chief Operating Officer
Philippe Faraut	54	Chief Financial Officer
Michelle Mathews-Spradlin	56	Chair of the Board
Scott Cohen	54	Director
Alexander Shoghi	41	Director
Kenneth W. Gilbert	72	Director

The business background and certain other information about our directors and executive officers is set forth below.

Robert Galvin. Robert Galvin was appointed to serve as the Company’s Interim Chief Operating Officer on November 27, 2020 and as the Company’s Interim Chief Executive Officer on May 6, 2022. In addition, since February 2019, he has served as an operations and administrative advisor to the Company. From February 2019 to December 2019, he also served as a member of the Company’s Board of Directors. Prior to iAnthus, Mr. Galvin served as a member of the board of directors and as audit committee chair of MPX Bioceutical Corporation from November 2017 until the completion of the MPX Acquisition in February 2019. From 2016 to 2018, Mr. Galvin was Chief Financial Officer of Holtec International, an energy company. From 2009 to 2016, Mr. Galvin served as Chief Financial Officer of EQM Technologies & Energy, Inc., an environmental engineering firm, and from 2002 to 2009 he served as Chief Financial Officer of NuCO2 Inc., a beverage carbonation company formerly listed on Nasdaq. Mr. Galvin began his career with KPMG and holds a Bachelor of Science degree in accounting from Villanova University.

Philippe Faraut. Mr. Faraut was appointed to serve as the Company’s Chief Financial Officer on November 15, 2022. Mr. Faraut brings over 20 years of senior CPG financial management and leadership expertise. Prior to joining iAnthus, Mr. Faraut the Chief Financial Officer of Irwin Naturals Inc. (OTCQB: IWINF) (“Irwin”), a mass market nutraceutical brand. Mr. Faraut led Irwin’s initial public offering and entrance into the psychedelic mental health care space. Prior to that, he was a Managing Partner of the investment banking services firm Bastiat Partners from October 2016 to January 2021, and served as Chief Investment Officer for Knight Global, a family office with a diversified asset portfolio from 2015 to 2016. Mr. Faraut started his finance career at Merrill Lynch in the Consumer Retail group in New York and held senior positions at the Sage Group and Intrepid Investment Bankers. He holds a Master of Business Administration degree from the Anderson School at UCLA and a Bachelor of Science degree from Glion Institute – Hotel Management School.

Michelle Mathews-Spradlin. From 1993 until her retirement in 2011, Ms. Mathews-Spradlin worked at Microsoft Corporation (Nasdaq: MSFT) (“Microsoft”), where she served as Chief Marketing Officer and previously held several other key leadership positions. Prior to her employment with Microsoft, Ms. Mathews-Spradlin worked in the United Kingdom as a communications consultant for Microsoft from 1989 to 1993. She also held various roles at General Motors Co. from 1986 to 1989. As the CMO and SVP of Microsoft, Ms. Mathews-Spradlin oversaw the company’s global marketing function, including the household brands of Windows, Office, Xbox, Internet Explorer and Bing. Ms. Mathews-Spradlin led Microsoft’s consumer and business-to-business marketing to hundreds of millions of global customers. She was instrumental in driving the growth of Microsoft’s global business by building several of the world’s leading technology brands. As the most senior woman at Microsoft, she was also a strong advocate for female advancement and personally spearheaded the company’s network and mentoring program for female progression at the company. She retired from Microsoft in 2011, after 22 years. Ms. Mathews-Spradlin currently serves on the board of The Wendy’s Company (Nasdaq: WEN) and in addition serves as a board member of several private companies, including Jacana Holdings Inc., The Bouqs Company and You & Mr. Jones. She also previously served as a board member of Brandtech Group. She is also a digital advisory board member for Unilever PLC (NYSE: UL), a member of the board of trustees of the California Institute of Technology and a member of the executive board of the UCLA School of Theater, Film and Television. The Company believes Ms. Mathews-Spradlin is qualified to serve as a director of the Company because of her experience in senior leadership and C-suite positions.

Scott Cohen. Mr. Cohen has over 25 years of professional investment experience, including public and private debt and equity securities. Mr. Cohen is currently a consultant to financially troubled companies and stakeholders, and an active investor in turnaround opportunities. Until 2017 Mr. Cohen was with Silver Rock Financial, a large family office, investing in debt and equity investments. Responsibilities included sourcing of both public and private debt, structuring debt securities and loans, and leading activist and restructuring transactions. Prior to Silver Rock Financial, Mr. Cohen was Managing Director and Portfolio Manager at Cerberus Capital Management (“Cerberus”). At Cerberus, Mr. Cohen’s responsibilities included analyzing, investing, and managing of a portfolio of primarily distressed assets. Most of these investments involved activist or control roles, from leading creditor committees to initiating negotiations with borrowers in restructurings. Mr. Cohen also worked closely with the private equity team at Cerberus on several large transactions, focusing on liability management within portfolio companies. Prior to joining Cerberus, Mr. Cohen worked in Merrill Lynch’s distressed debt trading group from 1992 to 1998, analyzing and investing in distressed corporate situations. From 1990 to 1992 he was an investment banker in Merrill’s High Yield Finance and Restructuring Group. Mr. Cohen is a 1990 graduate of Tufts University. The Company believes Mr. Cohen is qualified to serve as a director of the Company because of his experience and background in both private equity and capital markets.

Alexander Shoghi. Mr. Shoghi is a Portfolio Manager at Oasis Management, a private investment management firm headquartered in Hong Kong. Mr. Shoghi joined Oasis in 2005, first based in Hong Kong, and subsequently relocating to the U.S. as the founder and manager of Oasis Capital in Austin, Texas in early 2012. From 2004 to 2005, Mr. Shoghi worked at Lehman Brothers in New York City. Mr. Shoghi holds a Bachelor of Science of Business Administration in Finance and International Business degree from Georgetown University. The Company believes Mr. Shoghi is qualified to serve as a director of the Company because of his experience and background in finance.

Kenneth W. Gilbert. From October 2012 until his retirement in December 2017, Mr. Gilbert served as the Group Chief Marketing Officer of VOSS of Norway ASA (“VOSS”), a global manufacturer and marketer of premium bottled water. Prior to joining VOSS, Mr. Gilbert founded and served as the President of RazorFocus, a marketing consultant practice, from May 2005 to October 2012. Prior to that time, he served as President and Chief Operating Officer of UniWorld Group, Inc., a multicultural advertising agency in the U.S., from May 2003 to June 2004. From September 1995 to April 2001, Mr. Gilbert worked at Snapple Beverage Corporation (formerly Snapple Beverage Group, Inc.) (“Snapple”) as Senior Vice President and Chief Marketing Officer, where he led marketing efforts to revitalize the brand and assembled four company brands for successful disposition. Prior to his employment with Snapple, Mr. Gilbert served as Group Account Director at the Messner Vetere Berger Carey Schmetterer RSCG advertising agency from July 1991 to August 1995 and as Senior Vice President and Director of Client Services at UniWorld Group, Inc. from February 1989 to June 1991. Mr. Gilbert currently serves on the board of The Wendy’s Company (Nasdaq: WEN) since being appointed in 2016. The Company believes Mr. Gilbert is qualified to serve as a director of the Company because he possesses extensive experience in global brand management, marketing communications, advertising strategy and sustainability/ESG attributable to his overall professional background as a senior marketing executive in the consumer beverage industry. In his former roles as Chief Marketing Officer for VOSS and Snapple, Mr. Gilbert oversaw the company’s marketing function, administered multimillion-dollar budgets, directed internal marketing capabilities, and managed the company’s strategic worldwide brand development, expansion, and distribution. During those years he developed in-depth knowledge and expertise in strategic planning, innovative brand revitalization, risk management, advertising conceptualization and public relations, domestic and international operations, and human capital management. Mr. Gilbert also provides valuable and unique insights into consumer brand positioning strategies, new product development, digital and social media platforms and cultivation of brand recognition and value.

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

Audit Committee

The main function of the audit committee is to oversee our accounting and financial reporting processes, internal systems of control, independent registered public accounting firm relationships and the audits of our financial statements. The committee’s responsibilities include, among other things:

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

Prior to the completion of the Recapitalization Transaction, the audit committee was comprised of Michael Muldowney, Diane Ellis, and Robert Galvin, with Michael Muldowney serving as chair (the “Pre-Transaction Audit Committee”). Upon completion of the Recapitalization Transaction, members of the Pre-Transaction Audit Committee ceased to be directors of the Company and therefore as members of the audit committee. Following the completion of the Recapitalization Transaction and pursuant to the terms of the IRA which permitted the First Investor, the Second Investor and the Third Investor to appoint Board members, the audit committee consisted of Scott Cohen as Chair, Michelle Mathews-Spradlin and Marco D’Attanasio. On September 15, 2022, Mr. D’Attanasio resigned as a member of the Board and its audit committee. Effective as of November 4, 2022, Kenneth Gilbert was appointed as a member of the audit committee. As of December 31, 2022, our audit committee consisted of Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert, with Scott Cohen serving as the chair. Our Board of Directors has determined that Scott Cohen qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, after reviewing the qualifications of the members of the audit committee and any relationships they may have with us that might affect their independence, the Board has determined that each of Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert are independent.

Our Board of Directors adopted a written charter for the audit committee, which is available on our website at www.ianthus.com/team/board-committees.

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

Pursuant to the IRA, the nominating and corporate governance committee shall be comprised of such directors as the Board may determine. As of December 31, 2022, our nominating and corporate governance committee consisted of Alexander Shoghi, Zachary Arrick and Scott Cohen, with Alexander Shoghi serving as the chair. On February 21, 2023, Zachary Arrick resigned from our Board of Directors and, as of such date, our nominating and corporate governance committee consisted of Alexander Shoghi and Scott Cohen. After reviewing the qualifications of the members of the nominating and corporate governance committee and any relationships they may have with us that might affect their independence, the Board has determined that Scott Cohen is independent.

Our Board of Directors adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.ianthus.com/team/board-committees.

Compensation Committee

Our compensation committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. Furthermore, our compensation committee discharges the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Our compensation committee is responsible for, among other things:

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

Pursuant to the IRA, the compensation committee of the Board shall be comprised of one nominee designated by the Second Investor together with such other directors as the Board may determine. As of December 31, 2022, our compensation committee consisted of Michelle Mathews-Spradlin and Zachary Arrick, with Michelle Mathews-Spradlin serving as the chair. On February 21, 2023, Zachary Arrick resigned from our Board of Directors and, as of such date, our compensation committee consisted of Michelle Mathews-Spradlin. Michelle Mathews-Spradlin is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

In December 2021, the Compensation Committee retained Frederic W. Cook & Co., Inc. as a compensation consultant to the Company. This consultant assisted with the implementation of the Omnibus Incentive Plan and the annual compensation for the non-employee directors of the Board.

Our Board of Directors adopted a written charter for the compensation committee, which is available on our website at www.ianthus.com/team/board- committees.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2022, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2022.

•	Robert Galvin failed to report two transactions on time on a Form 4;

•	Julius Kalcevich, our former Chief Financial Officer, failed to report two transactions on time on a Form 4; and

•	Philippe Faraut failed to report one transaction on time on a Form 4.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors and officers. A copy of the code is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2020. Disclosure regarding any amendments to, or waivers from, provisions of the code of business conduct and ethics that apply to our directors and officers will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2022 and 2021, the compensation awarded to, paid to, or earned by, our principal executive officer and two other most highly compensated executive officers. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Nonqualified deferred compensation earnings	All other compensation		Total
Randy Maslow,	2022	$515,840	—	—	—	—	$12,215,669	(4)	$12,731,509
Former Interim Chief Executive Officer, President and Director	2021	$675,000	—	—	—	—	—		$675,000
Robert Galvin,	2022	$675,000	—	$3,473,914	$167,181	—	—		$4,316,095
Interim Chief Executive Officer and Interim Chief Operating Officer	2021	$675,000	$250,000	—	—	—	—		$925,000
Philippe Faraut,	2022	$40,385	—	$300,000	—	—	—		$340,385
Chief Financial Officer	2021	—	—	—	—	—	—		—
Julius Kalcevich,	2022	$676,370	—	$4,479,377	$167,181	—	$281,134	(4)	$5,604,062
Former Chief Financial Officer	2021	$675,000	$275,000	—	—	—	—		$950,000

(1)

Represents payments of discretionary bonuses for performance during the applicable years discretionary payments as determined by the Board, and as further described below Discretionary Bonus Payments. Bouses for Robert Galvin and Philippe Faraut to be paid in respect of fiscal year ended on December 31, 2022 have not yet been determined, and if the Company determines to pay bonuses for 2022 to such individuals, the Company will file a Form 8-K once the bonuses are determined disclosing the amount of such bonuses. It is anticipated that the Company will make a decision regarding Messrs. Galvin’s and Faraut’s 2022 bonuses by June 30, 2023.

(2)

Represents the aggregate grant date fair value of RSUs granted for the fiscal year ended December 31, 2022 as determined in accordance with FASB ASC Topic 718, rather than the amount paid to or realized by Robert Galvin, Philippe Faraut or Julius Kalcevich. Mr. Galvin’s and a portion of Mr. Kalcevich’s 2022 RSU grants were promised to them in 2021 if the Recapitalization Transaction closed and were contingent on the closing of the Recapitalization Transaction. The FASB ASC Topic 718 amount of this grant may never be realized by Robert Galvin, Phillippe Faraut or Julius Kalcevich. See Note 10, “Share Capital” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2022 and December 31, 2021 included in this Form 10-K for more information regarding the Company’s accounting for share-based compensation plans.

(3)

Represents the aggregate grant date fair value of options granted for the fiscal year ended December 31, 2022 as determined in accordance with FASB ASC Topic 718, rather than the amount paid to or realized by Robert Galvin and Julius Kalcevich. The FASB ASC Topic 718 amount of this grant may never be realized by Robert Galvin or Julius Kalcevich. Mr. Maslow’s separation included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Galvin’s and Mr. Kalcevich’s 2022 option grants were promised to them in 2021 if the Recapitalization Transaction closed and were contingent on the closing of the Recapitalization Transaction. See Note 10, “Share Capital” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2022 included in this Form 10-K for the year ended 2022 for more information regarding the Company’s accounting for share-based compensation plans.

(4)

For 2022, all other compensation for each Randy Maslow and Julius Kalcevich includes the following in connection with payments received under the May Separation Agreement (as defined herein) and the December Separation Agreement (as defined herein), and in each case, for the fiscal year ended December 31, 2022:

Name	Separation Payment		Bonus		COBRA Premiums		Paid Time Off	Total of All Other Compensation
Randy Maslow	$11,877,289		$300,000	(b)	$16,787		$21,593	$12,215,669
Julius Kalcevich	$221,061	(a)	—		$4,921	(a)	$55,152	$281,134

(a)	The value of Mr. Kalcevich’s separation payment was in CAD and converted to USD for purposes of this filing using the exchange rate as of December 30, 2022 of 1.3544 CAD and 0.7383 USD.
(b)

The payment of $300,000 was paid to Mr. Maslow with respect to his performance for the fiscal year that ended on December 31, 2021, but was paid in connection with, and pursuant to the terms of the May Separation Agreement.

Outstanding Equity Awards as of December 31, 2022

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2022.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (3)	Option Exercise Price ($)		Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(6)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Randy Maslow, Former Interim Chief Executive Officer, President and Director	—		—		—		—	—	—		—	—	—
Robert Galvin, Interim Chief Executive Officer and Interim Chief Operating Officer	2,625,7859	(1)	1,312,893	(2)	—	US $	0.051	7/10/2030	11,816,034	(3)	$271,769	—	—
Philippe Faraut, Chief Financial Officer	—		—		—		—	—	7,317,074	(4)	$168,293	—	—
Julius Kalcevich, Former Chief Financial Officer	3,938,678	(5)	—		—	US $	0.051	7/10/2030	—		—	—	—

(1)	Replacement stock options granted to Robert Galvin on September 21, 2022, which vested in equal installments on July 10, 2021 and July 10, 2022.
(2)	Replacement stock options granted to Robert Galvin on September 21, 2022, all of which vest on July 10, 2023.
(3)	RSUs granted to Robert Galvin on December 31, 2021, all of which vest on July 10, 2023.
(4)	RSUs granted to Philippe Faraut on November 23, 2022, which vests annually in equal installments on November 23, 2023, November 23, 2024 and November 23, 2025.
(5)	Replacement stock options granted to Julius Kalcevich on September 21, 2022, which are fully vested and fully vested in 2022.
(6)	Market value determined using the closing stock price of $0.023 per share on the last trading day the fiscal year on December 30, 2022.

Robert Galvin Employment Agreement

We entered into an employment agreement with Robert Galvin (the “Galvin Employment Agreement”) effective as of January 1, 2019, as amended April 4, 2020 pursuant to which Mr. Galvin currently serves as our Interim Chief Executive Officer and as our Interim Chief Operating Officer. The term of the Galvin Employment Agreement will continue for a period of three years and automatically renews for successive one-year periods at the end of each term until either party delivers written notice of their intent not to renew at least 60 days prior to the expiration of the then effective term.

Pursuant to the terms of the Galvin Employment Agreement, Mr. Galvin receives a base salary of $675,000. Mr. Galvin is also entitled to receive an annual incentive bonus at the sole discretion of our Board, based on criteria established annually by the Board in its sole discretion. Any such incentive bonus shall be paid no later than March 15 of the fiscal year following the fiscal year in which it was earned. Furthermore, pursuant to the terms of the Galvin Employment Agreement, we promised to issue annual grants of ten-year stock options (the “Time-Vested Options”) to purchase such number of our common shares equal to $800,000 minus the value of the base salary for that year. The option grant shall vest in 12 equal quarterly installments commencing on the last day of the calendar quarter next following the date of grant and otherwise pursuant to the terms and conditions of an award agreement. Such Time-Vested Options may be granted as either stock options or restricted stock units. Mr. Galvin is also entitled to the annual performance based options (the “Performance Options”) to purchase such number of our common shares as determined by our compensation committee; provided, however, that the value of each annual grant shall be equal to no less than $400,000. We retained the discretion to cancel all, some or none of the Performance Options based on the achievement of certain individual or Company performance objectives. The Performance Options expire ten years from the date of grant and vest in 12 equal quarterly installments commencing on the last day of the calendar quarter following the date of grant. The Performance Options may be granted as either a grant of stock options or restricted stock units. Mr. Galvin is also eligible to participate in the Company’s benefit plans, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

In the event that we terminate Mr. Galvin’s employment for Cause (as defined in the Galvin Employment Agreement), we shall pay Mr. Galvin his accrued but unpaid salary (the “Galvin Accrued Salary”) until the date of termination. If Mr. Galvin is terminated for Cause, then any options that vested 12 months prior to the date of termination shall be exercisable for 90 days following the date of termination and all other options shall terminate.

In the event that either Mr. Galvin’s employment is terminated by us for Disability (as defined in the Galvin Employment Agreement) or death, we shall pay to him (i) the Galvin Accrued Salary until the date of termination and (ii) all issued options shall be accelerated such that they shall become immediately exercisable (and shall not be subject to reduction for failure to meet performance objectives) and we shall extend the period during which such options may be exercisable. In the event that Mr. Galvin’s employment terminates by reason of his Disability or death at the beginning of any calendar year prior to the grant of any options, we shall issue to Mr. Galvin options based upon the value of the options granted to him in the calendar year prior to his termination. Such options shall be fully vested and immediately exercisable, with an exercise price equal to the fair market value at the time of issuance and shall remain exercisable for a period of ten years from the date of grant.

In the event that Mr. Galvin terminates his employment other than for Good Reason (as defined in the Galvin Employment Agreement), we shall pay to him (i) the Galvin Accrued Salary until the date of termination and (ii) all issued vested options shall continue to be exercisable but any unvested options shall terminate.

In the event that we terminate Mr. Galvin’s employment without Cause or if Mr. Galvin terminates his employment for Good Reason, we shall pay to him (i) the Galvin Accrued Salary until the date of termination and (ii) all issued options shall be accelerated such that they shall become immediately exercisable and we shall extend the period during which such options may be exercisable. Furthermore, if Mr. Galvin has been employed by us for at least three years, we shall also (i) issue him additional options to purchase such number of common shares equal to the total value of the options issued to him during the preceding 12 months (or if no options have been granted during the previous 12 months, then the most recent option grant, and which options shall be fully vested and immediately exercisable) and (ii) pay him the Severance Payment (as defined in the Galvin Employment Agreement) in an amount equal to his current base salary, plus the amount of any incentive bonus paid to him during the previous 12 months, provided that he, among other things, signs a release agreement. In addition, we will pay the COBRA premiums for Mr. Galvin and his dependents for a period of 12 months following his termination.

In the event that we terminate Mr. Galvin’s employment without Cause or if Mr. Galvin terminates his employment for Good Reason during the first 12 months after a Change in Control (as defined in the Galvin Employment Agreement), we shall pay to him (i) the Galvin

Accrued Salary until the date of termination; (ii) an amount equal to his Adjusted Base Salary Compensation (as defined in the Galvin Employment Agreement) for period of two years following the termination date; and (iii) all options shall be accelerated such that they shall become immediately exercisable (and shall not be subject to reduction for failure to meet performance objectives) and we shall extend the period during which such options may be exercisable. In addition, if Mr. Galvin has been employed by us for less than three years, we shall issue to him options to purchase such number of common shares equal to either the Adjusted Option Value (as such term is defined in the Galvin Employment Agreement) that were issued to him during the preceding 12 months. If the applicable employee has been employed by us for more than three years, we shall issue options to purchase such number of common shares equal to two times the Adjusted Option Value that were issued to him during the preceding 12 months (or if no options have been granted during the previous 12 months, then the most recent option grant), provided that Mr. Galvin, among other things, signs a release agreement. In either case, such options shall be fully vested and immediately exercisable for a period of ten years from the date of grant.

Philippe Faraut Employment Agreement

On November 14, 2022 we entered into an employment agreement with Philippe Faraut (the “Faraut Employment Agreement”), pursuant to which Mr. Faraut will service as the Chief Financial Officer of the Company. Pursuant to the Faraut Employment Agreement, Mr. Faraut will receive an annual base salary of $300,000 and beginning on January 1, 2023, Mr. Faraut will be eligible to receive an annual incentive cash bonus, in the sole discretion of our Board, based upon criteria established annually by the Board. In addition, for the period between November 14, 2022 and December 31, 2022, Mr. Faraut may be awarded a discretionary incentive cash bonus based on individual and/or corporate performance during such period. Except as provided below, Mr. Faraut must be employed on the bonus payment date to be eligible to receive the bonus for the applicable year.

On or prior to November 19, 2022 and on November 15 of each subsequent year, pursuant to the Faraut Employment Agreement, Mr. Faraut will be entitled to receive RSUs with respect to the common shares of the Company, having an aggregate fair market value, as of the date of grant, of $300,000. The grant of the RSUs to Mr. Faraut will be subject to the terms and conditions of the Company’s Omnibus Incentive Plan and related equity award agreement. The RSUs will vest in three equal annual installments on the first three anniversaries of the date of grant of such RSUs, contingent on Mr. Faraut remaining employed through each vesting date. The RSUs will immediately fully vest upon the consummation of a Change of Control (as defined in the Faraut Employment Agreement). In addition, Mr. Faraut will be entitled to receive personal time off benefits under Company’s policies and any other employee benefits pursuant to any benefit plans maintained by the Company in a manner consistent with other similarly situated employees of the Company. He will also be entitled to reimbursement of reasonable and necessary business-related expenses.

In the event of a Change of Control of the Company, either while Mr. Faraut is employed or during the first 12 months after the Company terminates Mr. Faraut’s employment without Cause (as defined in the Faraut Employment Agreement), or Mr. Faraut resigns for Good Reason (as defined in the Faraut Employment Agreement), then he shall be entitled to receive the following upon the consummation of the Change of Control: (i) a lump-sum cash payment equal to the sum of (A) Mr. Faraut’s then current base-salary for 18 months and (B) the amount of any annual incentive bonus paid to Mr. Faraut in the 12 months preceding the consummation of a Change of Control of the Company and (ii) a fully vested grant of RSUs with an aggregate fair market value equal to $450,000, based on the closing public market price per share on the 30th day after the date of the Change of Control of the Company. In the event that the Company terminates Mr. Faraut’s employment due to his death or disability, all unvested and outstanding RSUs held by Mr. Faraut shall be accelerated and become fully vested on the date of such termination. In the event that the Company terminates Mr. Faraut’s employment for any reason other than Cause, death or disability, or if Mr. Faraut resigns for Good Reason, then he shall be entitled to receive the following: (i) to the extent unvested, all RSUs held by Mr. Faraut shall be accelerated and become fully vested on the date of termination (provided that if such termination of employment is less than 180 days after a Change of Control of the Company, then only 66.67% of any unvested RSUs shall be accelerated and become fully vested); (ii) if Mr. Faraut is employed for at least one year, on the 60th date following the date of his termination of employment, Mr. Faraut will receive fully vested RSUs with an aggregate fair market value equal to $300,000 (provided that if such termination of employment is less than 180 days after a Change of Control of the Company, then Mr. Faraut shall not be entitled to any such payment); (iii) payment, over a 12 month period, of continuing compensation equal to the sum of (A) 12 months of his then base salary and (B) the amount of any annual incentive bonus paid to Mr. Faraut in the 12 months preceding the date of termination (provided that if such termination of employment is less than 180 days after a Change of Control of the Company, then Mr. Faraut shall not be entitled to any such payment); and (iv) if Mr. Faraut elects continuation coverage pursuant to COBRA under the Company’s group health plan, the Company shall pay Mr. Faraut’s COBRA premiums for such coverage until the earlier of (A) 12 months following the date of Mr. Faraut’s termination of employment, or (B) the date upon which Mr. Faraut accepts new employment that offers him medical benefits. The foregoing severance benefits are subject to, among other things, Mr. Faraut’s execution and delivery of a general release of all claims in favor of the Companies and their affiliates and subsidiaries.

Separation and Release Agreement - Payments Upon Termination

Effective as of the May Resignation Date, Randy Maslow, the Company’s Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and its committees. In connection with the resignation, Mr. Maslow and the Company executed the May Separation Agreement, pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow will receive total cash compensation in the amount of the May Separation Payment, of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, the Company will continue to pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and the Company did not elect to extend the term. During the year ended December 31, 2022, the Company paid $0.2 million to Mr. Maslow in relation to consulting services provided (December 31, 2021—Nil).

Effective as of November 14, 2022, Julius Kalcevich, the Company’s Chief Financial Officer, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates. In connection with the resignation, on the Execution Date, Mr. Kalcevich and the Company executed the December Separation Agreement, pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of December 31, 2022, the total payments made in relation to the December Separation Agreement were $0.2 million. Per the December Separation Agreement, Mr. Kalcevich was also issued a total of 27,930 RSUs with a fair value of $1.0 million, which became fully vested upon issuance. As of the Execution Date, all unvested outstanding stock options and RSUs previously issued to Mr. Kalcevich were accelerated.

Equity Grant Practices

We adopted the Company’s Omnibus Incentive Plan dated October 15, 2018, which was approved by our shareholders at our annual general and special meeting held on November 26, 2018. Pursuant to the Omnibus Incentive Plan, we can grant stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, annual or long-term performance awards or other stock-based awards. On February 1 of each calendar year during the term of an executive employment agreement or the first day thereafter that we are permitted to make option grants to our executives, such executives receive grants of both time vested options and performance options. These equity grants may be granted as either stock options or restricted stock units.

On December 31, 2021 and June 23, 2022, our Board of Directors approved the terms of a Long-Term Incentive Program recommended by our compensation committee and, pursuant to which, on July 26, 2022, we issued certain of our employees (including executive officers) an aggregate of 320,165,409 RSUs under our Omnibus Incentive Plan in order to attract and retain such employees. All of our existing warrants and options were cancelled, and our common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

Discretionary Bonus Payments

Pursuant to the terms of the executive employment agreements described above, the Company, through the Board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive.

The Board has not yet determined the amount of bonuses for 2022, if any, for Robert Galvin and Philippe Faraut. It is anticipated that the Company will make a decision regarding Messrs. Galvin’s and Faraut’s 2022 bonuses by June 30, 2023.

Regular Benefits

To the extent eligible under the applicable plans and programs, an executive and an executive’s family are entitled to participate in the Company’s medical, dental, and vision plans.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2022.

Name	Fees earned or paid in cash (s)	Stock Awards (1)		Total ($)
Robert M. Whelan, Jr. (3)	—			—
Michael P. Muldowney (4)	$149,952			$149,952
Diane M. Ellis (5)	$146,702			$146,702
Michelle Mathews-Spradlin	—	$58,637	(2)	$58,637
Kenneth Gilbert (7)	—	$58,637	(2)	$58,637
Scott Cohen	—	$58,637	(2)	$58,637
Alexander Shoghi	—	$58,637	(2)	$58,637
Zachary Arrick (8)	—	—		—
Marco D’Attanasio (6)	—	—		—

(1)

Amounts reported represent the aggregate grant date fair value for option awards granted in each respective year in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 10 “Share Capital” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2022 included in this Form 10-K for the year ended 2022 for more information regarding the Company’s accounting for share-based compensation plans. The amounts shown in the Director Compensation Table above do not represent the actual value realized by each Director.

(2)

On September 19, 2022, each Non-Investor Director was issued 1,960,785 RSUs valued at $100,000 on the date of the grant, which vested immediately. Michelle Mathews-Spradlin was issued 5,980,393 RSUs, valued at $305,000 on the date of the grant, all of which vest on September 23, 2023. Scott Cohen was issued 4,607,844 RSUs valued at $235,000 on the date of the grant, all of which vest on September 19, 2023. Kenneth Gilbert was issued 4,215,687 RSUs valued at $215,000 on the date of the grant, all of which vest on September 19, 2023. Alexander Shoghi was issued 4,460,785 RSUs valued at $227,500 on the date of the grant, all of which vest on September 19, 2023.

(3)	Robert M. Whelan Jr. resigned as a member of our Board of Directors on January 18, 2022.

(4)	Michael Muldowney resigned as a member of our Board of Directors on June 24, 2022 in connection with the closing of the Recapitalization Transaction.

(5)	Diane Ellis resigned as a member of our Board of Directors on June 24, 2022 in connection with the closing of the Recapitalization Transaction.
(6)	Marco D’Attanasio resigned as a member of our Board on September 15, 2022.
(7)	Kenneth Gilbert was appointed as a member of our Board on August 11, 2022.
(8)	Zachary Arrick resigned as a member of our Board on February 21, 2023.

Non-Employee Director Compensation Program

Our current director compensation program is designed to align our director compensation program with the long-term interests of our stockholders by implementing a program comprised of cash and equity compensation.

In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties to the Company as well as the skill level and experience required by our Board. We also consider board compensation practices at similarly situated companies, while keeping in mind the compensation philosophy of us and the stockholders’ interests. The directors also receive reimbursement for expenses, including reasonable travel expenses to attend board and committee meetings, reasonable outside seminar expenses, and other special board-related expenses.

Non-Employee Directors prior to the closing of the Recapitalization Transaction

Each independent director on our Board prior to the closing of the Recapitalization Transaction was paid an annual cash fee of $40,000 and a retainer of $100,000, which was prorated for the number of days in which the director served on the Board, assuming 365 days in a calendar year. Directors who also chair one of the three committees received an additional $7,500 per year in committee chair fees, which were prorated for the number of days in which the director chaired a committee, assuming 365 days in a calendar year.

Non-Employee Directors of Investors after the closing of the Recapitalization Transaction

Pursuant to the terms of the IRA, each director that is not an employee of any of the Investors (each, a “Non-Investor Director”) is entitled to director compensation. Each Non-Investor Director is paid: (i) a one-time equity grant of $100,000, payable in the form of RSUs, which vest immediately; (ii) an annual cash retainer (the “Annual Retainer”) of $50,000, to be satisfied in the form of RSUs in lieu of cash for the first year of each Non-Investor Director’s service on the Board; and (iii) an annual equity grant of $165,000 payable in the form of RSUs.

A Non-Investor Director acting as the chair of the audit committee of the Board is paid an annual cash retainer (the “Audit Chair Retainer”) of $20,000, satisfied in the form of RSUs in lieu of cash for the first year of the Non-Investor Director’s service as chair of the audit committee. A Non-Investor Director acting as the chair of the compensation committee of the Board is paid an annual cash retainer (the “Compensation Chair Retainer”) of $15,000, satisfied in the form of RSUs in lieu of cash for the first year of the Non-Investor Director’s service as chair of the compensation committee. A Non-Investor Director acting as the chair of the nominating and corporate governance committee of the Board is paid an annual cash retainer (the “Governance Chair Retainer”) of $12,500, satisfied in the form of RSUs in lieu of cash for the first year of the Non-Investor Director’s service as chair of the nominating and corporate governance committee. A Non-Investor Director acting as chair of the Board is paid an annual cash leadership retainer (the “Leadership Retainer”) of $75,000, satisfied in the form of RSUs in lieu of cash for the first year of the Non-Investor Director’s year of service as chair of the Board.

Pursuant to the terms of the IRA, each director that is an employee of any of the Investors (each, an “Investor Director”) is not entitled to receive any director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common shares as of March 24, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common shares, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage (2)
Directors and Named Executive Officers:
Robert Galvin	16,860,060	(3)	*
Philippe Faraut	—	(4)	—
Michelle Mathews-Spradlin	1,960,785	(5)	*
Scott Cohen	1,960,785	(6)	*
Kenneth Gilbert	1,960,785	(7)	*
Alexander Shoghi	1,960,785	(8)	*
All Executive Officers and Directors as a Group (6 persons)	24,703,200		*
5% or Greater Shareholders:
Parallax Master Fund, LP (9)	369,665,259		5.74%
Jason Adler (10)	2,571,938,241	(11)	39.94%
Hadron Healthcare and Consumer Special Opportunities Master Fund (12)	455,443,478		7.07%
Senvest Management, LLC (13)	1,062,701,449	(14)	16.50%
Oasis Investments II Master Fund Ltd. (15)	1,270,742,712		19.73%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise indicated, the address of each person is c/o iAnthus Capital Holdings, Inc., 420 Lexington Avenue, Suite 414, New York, NY 10170.

(2)

The calculation in this column is based upon 6,439,071,155 common shares outstanding on March 24, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Common shares that may be acquired by an individual or group within 60 days of March 24, 2023, pursuant to the exercise of options or warrants, vesting of common shares or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3)	Represents 16,860,060 common shares. Excludes 11,816,034 common shares underlying unvested restricted stock units.
(4)	Excludes 7,317,074 common shares underlying unvested restricted stock units.
(5)	Represents 1,960,785 common shares. Excludes 7,941,178 common shares underlying unvested restricted stock units.

(6)	Represents 1,960,785 common shares. Excludes 6,568,629 common shares underlying unvested restricted stock units.

(7)	Represents 1,960,785 common shares. Excludes 6,176,472 common shares underlying unvested restricted stock units.

(8)	Represents 1,960,785 common shares. Excludes 6,421,570 common shares underlying unvested restricted stock units.

(9)

William Bartlett is the Managing Member of Parallax Master Fund, LP and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Parallax Master Fund, LP is 88 Kearny Street, 20th Floor, San Francisco, CA 94108.

(10)

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

(11)

Represents (i) 125,810,963 common shares held by Gotham Green Fund 1, L.P.; (ii) 503,322,497 common shares held by Gotham Green Fund 1(Q), L.P.; (iii) 57,324,290 common shares held by Gotham Green Fund II, L.P.; (iv) 333,453,540 common shares held by Gotham Green Fund II (Q), L.P.; (v) 936,930,574 common shares held by Gotham Green Credit Partners SPV 1, L.P.; and (vi) 615,096,377 common shares held by Gotham Green Partners SPV V, L.P.

(12)

Marco D’Attanasio, our former director, is the Managing Member of Hadron Healthcare and Consumer Special Opportunities Master Fund and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Hadron Healthcare and Consumer Special Opportunities Master Fund is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(13)

Senvest Management, LLC serves as the investment manager to Senvest Master Fund, LP and Senvest Global (KY), LP (collectively, the “Investment Vehicles”), with respect to the common shares held by the Investment Vehicles. Richard Mashaal serves as the Managing Member of Senvest Management, LLC, with respect to the common shares held by the Investment Vehicles. Senvest Management, LLC may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of Senvest Management LLC’s position as Investment Manager of each of the Investment Vehicles. Mr. Mashaal may be deemed to beneficially own the securities held by the Investment Vehicles by virtue of Mr. Mashaal’s status as the Managing Member of Senvest Management, LLC.

(14)	Represents: (i) 936,189,371 common shares held by Senvest Master Fund, LP; and (ii) 126,512,078 common shares held by Senvest Global (KY), LP.
(15)

Seth Fisher is responsible for the supervision and conduct of all investment activities of Oasis Management Company Ltd. (the “Investment Manager”), including all investment decisions with respect to the assets of Oasis Investments II Master Fund Ltd., with respect to the common shares held by Oasis Investments II Master Fund Ltd. The address of the business office of Mr. Fischer is c/o Oasis Management (Hong Kong), 25/F, LHT Tower, 31 Queen’s Road Central, Central, Hong Kong. The address of the business office of each of Oasis Management and the Oasis II Fund is Ugland House, PO Box 309 Grand Cayman, KY1-1104, Cayman Islands.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2022 and December 31, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

On October 24, 2019, INJ entered into the Loan Agreement with MPX NJ pursuant to which INJ would loan to MPX NJ, from time to time, up to an aggregate of $10.0 million, which may be increased by unlimited $1.0 million tranches, subject to certain conditions. Furthermore, INJ may advance up to an additional $5.0 million to MPX NJ in its sole discretion. Outstanding loans were to mature on December 31, 2021 and bear interest at a rate of 16% per year, subject to adjustment in the event of default. In connection with the Loan Agreement, on October 16, 2019, MPX NJ issued INJ the INJ Note in the principal amount of up to $10.0 million. The principal amount of the INJ Note together with any interest accrued thereon was convertible into such number of Class A units of MPX NJ equal to a 99% equity interest in MPX NJ on a fully diluted basis. In addition, on October 24, 2019, INJ entered into the Option Agreement with MPX NJ pursuant to which INJ acquired an option to acquire all of the units of MPX NJ for $1,000. Elizabeth Stavola, our former Chief Strategy Officer and former member of our Board was the former Chief Executive Officer and majority owner of MPX NJ. On February 3, 2021, INJ sent a notice of conversion to MPX NJ pursuant to the Loan Agreement, notifying MPX NJ of INJ’s election to exercise its right to convert the entire principal amount outstanding, plus all accrued and unpaid interest thereon, into a number of Class A units of MPX NJ representing 99% equity interest in MPX NJ. The conversion of INJ’s debt to equity was subject to approval by the CRC. In addition, on February 25, 2021, INJ sent to MPX NJ and the current equityholders of MPX NJ a notice of election, notifying MPX NJ and its current equityholders of INJ’s election to exercise its purchase option pursuant to the Option Agreement. On January 7, 2022, the CRC approved the conversion of INJ’s debt into a 99% equity interest in MPX NJ and INJ’s acquisition of the remaining 1% of MPX NJ, and on February 1, 2022, INJ closed the acquisition of MPX NJ, resulting in INJ owning 100% of the equity interests of MPX NJ. As of December 31, 2022 and 2021, the outstanding balance of the loan facility including accrued interest was $Nil and $4.6 million, respectively.

Gotham Green Partners, LLC (“GGP”) invested $14.7 million through the Interim Financing during the year ended December 31, 2020 and during the year ended December 31, 2021, GGP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund invested an aggregate of $5.5 million, $2.1 million, $2.5 million and $0.09 million, respectively, through the Senior Secured Bridge Notes. On the Closing Date, we closed the Recapitalization Transaction pursuant to which the outstanding principal amount of the Secured Notes (including the Interim Financing) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) June Secured Debentures and (C) June Unsecured Debentures and the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) June Unsecured Debentures. As a result of closing the Recapitalization Transaction, GGP and Parallax Master Fund, LP, were issued the June Secured Debentures in the principal amount of $84.4 million and $12.1 million, respectively, and 2,568,047,188 and 369,665,259 common shares, respectively. In addition, we issued June Unsecured Debentures as follows: $4.2 million to GGP, $0.6 million to Parallax Master Fund, LP, $1.3 million to Hi-Med, $5.3 million to Senvest Master Fund, LP, $6.3 million to Oasis Investments II Master Fund LTD and $2.3 million to Hadron Healthcare and Consumer Special Opportunities Master Fund, respectively. We also issued GGP, Parallax Master Fund, LP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund 2,568,047,188, 369,665,259, 936,189,371, 1,265,120,771 and 455,443,478 common shares, respectively. Further during the year ended December 31, 2022, GGP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund invested aggregate of $12.5 million, $4.8 million, $5.7 million and $2.0 million, respectively, which were evidenced through the issuance of Additional Secured Debentures. As of December 31, 2022, the outstanding principal balance of the June Secured Debentures and Additional Secured Debentures were $104.0 million and $26.1 million, respectively (December 31, 2021—principal amount of Secured Notes outstanding and interest were $97.5 million and $30.9 million, respectively). The outstanding principal balance of the June Unsecured Debentures as of December 31, 2022 was $20.9 million (December 31, 2021—principal amount of Unsecured Notes and interest were $60.0 million and $9.6 million, respectively). As of December 31, 2022, the outstanding principal balance on the Senior Secured Bridge Notes was $13.9 million (December 31, 2021—$12.5 million).

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including GGP, Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). The Company had until December 31, 2022 to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest began accruing on the Deferred Professional Fees at the rate of 20% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2022, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $6.7 million (December 31, 2021 – $Nil).

Independence of the Board of Directors

Our Board of Directors is comprised of Scott Cohen, Michelle Mathews-Spradlin, Kenneth Gilbert, and Alexander Shoghi. We have determined that each of Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert are deemed to be independent within the meaning of the CSE Guide and applicable Canadian regulations. In addition, although our common shares are not listed on any U.S. national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market to determine which directors are “independent” in accordance with such definition and have determined that each of Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert are independent under the definition of independence applied by The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

	2022	2021
Audit Fees	$1,334,216	$1,569,954
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$1,334,216	$1,569,954

Audit Fees: Audit fees consist of fees for audit services on an accrued basis.

Audit-Related Fees: Audit-related fees are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.

Tax Fees: Tax fees are fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: All other fees are fees billed by the auditor for products and services not included in the foregoing categories.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2022 and 2021 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b) Exhibits

The following documents are included as exhibits to this report.

Exhibit No.	Title of Document

3.1	Articles of iAnthus Capital Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

4.1*	Description of the Registrant’s Securities

10.1+	Amended and Restated Omnibus Incentive Plan Dated October 15, 2018 (Incorporated by reference to Exhibit 10.1 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.2+	Second Amended and Restated Secured Debenture Purchase Agreement dated July 10, 2020 by and among iAnthus Capital Holdings, Inc., iAnthus Capital Management, LLC, the lenders a party thereto, the credit parties a party thereto and Gotham Green Admin 1, LLC, as collateral agent (Incorporated by reference to Exhibit 10.2 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.3+	Employment Agreement between the Company and Julius Kalcevich (Incorporated by reference to Exhibit 10.3 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.4+	First Amendment to Employment Agreement between the Company and Julius Kalcevich (Incorporated by reference to Exhibit 10.4 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.5+	Employment Agreement among iAnthus Capital Management, LLC including the Company and all of its subsidiaries and Randy Maslow (Incorporated by reference to Exhibit 10.5 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.6+	First Amendment to Employment Agreement between the Company and Randy Maslow (Incorporated by reference to Exhibit 10.6 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.7	Form of Warrant for March and May 2019 Private Placements (Incorporated by reference to Exhibit 10.8 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.8	Form of Warrant for May 2018 and September and December 2019 Private Placements (Incorporated by reference to Exhibit 10.9 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.9	Form of Warrant for MPX Private Placement dated January 19, 2017 (Incorporated by reference to Exhibit 10.10 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.10	Form of Warrant for MPX October 2017 and January 2020 Private Placements (Incorporated by reference to Exhibit 10.11 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.11	Form of Warrant for MPX Private Placement dated March 2, 2018 (Incorporated by reference to Exhibit 10.12 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.12	Form of Warrant for MPX Private Placement dated December 20, 2018 (Incorporated by reference to Exhibit 10.13 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.13	Form of Warrant for MPX June 2018 and January 2019 Private Placements (Incorporated by reference to Exhibit 10.14 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.14	Form of Warrant for MPX Private Placement dated January 4, 2019 (Incorporated by reference to Exhibit 10.15 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.15	Form of Warrant for MPX Private Placement dated January 17, 2018 (Incorporated by reference to Exhibit 10.16 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.16+	Employment Agreement among iAnthus Capital Management, LLC including the Company and all of its subsidiaries and Robert Galvin (Incorporated by reference to Exhibit 10.17 to iAnthus’ Form 10/A filed with the SEC on February 5, 2021)

10.17+	First Amendment to Employment Agreement between the Company and Robert Galvin (Incorporated by reference to Exhibit 10.18 to iAnthus’ Form 10/A filed with the SEC on February 5, 2021)

10.18+	Separation Agreement and General Release by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated April 28, 2022 (Incorporated by reference to Exhibit 10.1 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.19+	Consulting Services Agreement by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated May 6, 2022 (Incorporated by reference to Exhibit 10.2 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.20†#	Third Amended and Restated Secured Debenture Purchase Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC, the other Credit Parties party thereto, Gotham Green Admin 1, LLC, as Collateral Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.21†#	Unsecured Debenture Agreement dated June 24, 2022 by and among the Company, as guarantor, iAnthus Capital Management, LLC and the holders of all of the Company’s 8% unsecured debentures (Incorporated by reference to Exhibit 10.2 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.22	Form of 8.0% Senior Secured Debenture (Incorporated by reference to Exhibit 10.3 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.23	Form of 8.0% Senior Unsecured Debenture (Incorporated by reference to Exhibit 10.4 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.24#	Registration Rights Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC and certain holders (Incorporated by reference to Exhibit 10.5 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.25#	Investor Rights Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC and certain investors (Incorporated by reference to Exhibit 10.6 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.26+	Employment Agreement by and between iAnthus Capital Management, LLC, including iAnthus Capital Holdings, Inc. and all of its subsidiaries, and Philippe Faraut dated November 14, 2022 (Incorporated by reference to Exhibit 10.1 to iAnthus’ Current Report on Form 8-K filed with the SEC on November 17, 2022)

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to iAnthus’ Annual Report on Form 10-K filed with the SEC on April 1, 2021)

21.1*	Subsidiaries

23.1*	Consent of Marcum LLP

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101. SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2023.

IANTHUS CAPITAL HOLDINGS, INC.

/s/ Robert Galvin
Robert Galvin
Interim Chief Executive Officer and Interim Chief Operating Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Galvin	Interim Chief Executive Officer and Interim Chief Operating Officer	March 29, 2023
Robert Galvin	(Principal Executive Officer)

/s/ Philippe Faraut	Chief Financial Officer	March 29, 2023
Philippe Faraut	(Principal Financial and Accounting Officer)

/s/ Michelle Mathews-Spradlin	Chair of the Board	March 29, 2023
Michelle Mathews-Spradlin

/s/ Scott Cohen	Director	March 29, 2023
Scott Cohen

/s/ Kenneth Gilbert	Director	March 29, 2023
Kenneth Gilbert

/s/ Alexander Shoghi	Director	March 29, 2023
Alexander Shoghi