Form 10-Q
period 2023-03-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2023-05-15
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of common shares outstanding as of May 11, 2023 was 6,445,222,570.

" "

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	March 31,	December 31,
	2023 (Unaudited)	2022 (Audited)
Assets
Cash	$12,298	$14,336
Restricted cash	70	70
Accounts receivable, net of allowance for doubtful accounts of $85 (December 31, 2022 - $87)	3,805	3,999
Prepaid expenses	2,776	2,215
Inventories, net	31,756	29,800
Other current assets	1,914	202
Current Assets	52,619	50,622
Investments	198	232
Property, plant and equipment, net	99,628	103,320
Operating lease right-of-use assets, net	27,861	28,399
Other long-term assets	3,836	3,847
Intangible assets, net	113,386	117,047
Total Assets	$297,528	$303,467
Liabilities and Shareholders' Equity (Deficit)
Accounts payable	$11,683	$10,690
Accrued and other current liabilities	80,555	74,036
Current portion of long-term debt, net of issuance costs	14,218	51
Current portion of operating lease liabilities	7,807	7,789
Current Liabilities	114,263	92,566
Long-term debt, net of issuance costs	137,343	147,261
Deferred income tax	23,781	23,815
Long-term portion of operating lease liabilities	28,459	28,836
Total Liabilities	303,846	292,478
Commitments and Contingencies (Refer to Note 10)
Shareholders' (Deficit) Equity
Common shares ⸺ no par value. Authorized ⸺ unlimited number. 6,439,071 ⸺ issued and outstanding (December 31, 2022 ⸺ 6,403,289 ⸺ issued and outstanding)	—	—
Additional paid-in capital	1,263,300	1,262,012
Accumulated deficit	(1,269,618)	(1,251,023)
Total Shareholders' (Deficit) Equity	$(6,318)	$10,989
Total Liabilities and Shareholders' (Deficit) Equity	$297,528	$303,467

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues, net of discounts	$36,753	$42,790
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(21,241)	(20,298)
Gross profit	15,512	22,492
Operating expenses
Selling, general and administrative expenses	17,869	23,406
Depreciation and amortization	6,454	8,406
Write-downs and other charges, net	516	57
Total operating expenses	24,839	31,869
Loss from operations	(9,327)	(9,377)
Other income	565	11,326
Interest expense	(3,735)	(5,894)
Accretion expense	(978)	(766)
Provision for debt obligation fee	—	(414)
Loss on debt extinguishment (Refer to Note 5)	(1,288)	—
(Losses)/gains from changes in fair value of financial instruments	(33)	(102)
Loss before income taxes	(14,796)	(5,227)
Income tax expense	3,799	4,875
Net loss	$(18,595)	$(10,102)

Net loss per share - basic and diluted	$(0.00)	$(0.06)
Weighted average number of common shares outstanding - basic and diluted	6,419,395	171,718

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands of U.S. dollars or shares)

	Three Months Ended March 31, 2023
	Number of Common Shares ('000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance – January 1, 2023	6,403,289	$—	$1,262,012	$(1,251,023)	$10,989
Share-based compensation	43,558	—	1,489	—	1,489
Share settlement for taxes paid related to restricted stock units	(7,776)	—	(201)	—	(201)
Net loss	—	—	—	(18,595)	(18,595)
Balance – March 31, 2023	6,439,071	$—	$1,263,300	$(1,269,618)	$(6,318)

	Three Months Ended March 31, 2022
	Number of Common Shares ('000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance – January 1, 2022 - (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)
Share-based compensation	—	—	1,464	—	1,464
Net loss	—	—	—	(10,102)	(10,102)
Balance – March 31, 2022	171,718	$1,531	$777,926	$(811,734)	$(32,277)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(18,595)	$(10,102)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Interest income	(4)	(60)
Interest expense	3,735	5,894
Accretion expense	978	766
Provision for debt obligation fee	—	414
Depreciation and amortization	6,991	9,029
Write-downs and other charges, net	516	57
Inventory reserve	249	—
Share-based compensation	1,489	1,464
Losses/(gains) from change in fair value of financial instruments	33	102
Gain from nonmonetary consideration from acquisition (Refer to Note 4)	—	(10,460)
Loss on debt extinguishment (Refer to Note 5)	1,288	—
Change in operating assets and liabilities (Refer to Note 13)	2,533	4,647
NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(787)	$1,751
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,002)	(1,573)
Acquisition of other intangible assets	(5)	(61)
Proceeds from sale of property, plant and equipment	—	127
Issuance of related party promissory note	—	(92)
Cash impact of deconsolidation of Vermont business	(30)	—
Purchase of subsidiaries, net of cash acquired	—	4
NET CASH USED IN INVESTING ACTIVITIES	$(1,037)	$(1,595)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(13)	(15)
Taxes paid related to net share settlement of restricted stock units	(201)	—
NET CASH USED IN FINANCING ACTIVITIES	$(214)	$(15)
CASH AND RESTRICTED CASH
NET (DECREASE) / INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	(2,038)	141
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	14,406	16,578
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$12,368	$16,719

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 1 – Organization and Description of Business

(a) Description of Business

iAnthus Capital Holdings, Inc. (“ICH”, together with its consolidated subsidiaries the “Company”) was incorporated under the laws of British Columbia, Canada, on November 15, 2013. The Company is a vertically-integrated multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities, and developer, producer and distributor of innovative branded cannabis and cannabidiol (“CBD”) products in the United States. Through the Company’s subsidiaries, licenses, interests and contractual arrangements, the Company has the capacity to operate dispensaries and cultivation/processing facilities, and manufacture and distribute cannabis across the states in which the Company operates in the U.S.

The Company’s registered office is located at 1055 West Georgia Street, Suite 1500, Vancouver, British Columbia, V6E 4N7, Canada. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “IAN” and on the OTC Pink Tier of the OTC Markets Group Inc. under the symbol “ITHUF.”

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

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022, included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 30, 2023. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported on the unaudited interim condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations for the three months ending March 31, 2023 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2023, or any other period.

Except as otherwise stated, these unaudited interim condensed consolidated financial statements are presented in U.S. dollars.

(c) Consummation of Recapitalization Transaction

On June 24, 2022 (the “Closing Date”), the Company completed its previously announced recapitalization transaction (the “Recapitalization Transaction”) pursuant to the terms of that certain Restructuring Support Agreement (the “Restructuring Support Agreement”) dated July 10, 2020, as amended on June 15, 2021, by and among the Company, all of the holders (the “Secured Lenders”) of the 13.0% senior secured convertible debentures (the “Secured Notes”) issued by iAnthus Capital Management, LLC (“ICM”), a wholly-owned subsidiary of the Company, and a majority of the holders (the “Consenting Unsecured Lenders”) of the Company’s 8.0% unsecured convertible debentures (the “Unsecured Debentures”). Closing of the Recapitalization Transaction through an amended and restated plan of arrangement (the “Plan of Arrangement”) was subject to certain conditions, including: approval of the Secured Lenders, all of the holders (the “Unsecured Lenders” and together with the Secured Lenders, the “Lenders”) of the Unsecured Debentures and existing holders of our common shares, warrants and options; approval of the Plan of Arrangement by the Supreme Court of British Columbia (the "Court"); and the receipt of all necessary state regulatory approvals in which the Company operates that required approval; and approval by the Canadian Securities Exchange (collectively, the "Requisite Approvals"). All Requisite Approvals required to close the Recapitalization Transaction were satisfied, conditioned, or waived by the Company, the Secured Lenders and Consenting Unsecured Lenders on the Closing Date. Pursuant to the terms of the Restructuring Support Agreement, Gotham Green Admin 1, LLC as collateral agent (the “Collateral Agent”), the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

any rights or remedies in connection with any events of default that existed or may have existed in the future arising under any of the purchase agreements with respect to the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect to the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”). As of the Closing Date, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders irrevocably waived all Defaults.

In connection with the closing of the Recapitalization Transaction, the Company issued an aggregate of 6,072,580 common shares to the Secured Lenders and the Unsecured Lenders. Specifically, the Company issued 3,036,290 common shares (the “Secured Lender Shares”), or 48.625% of the outstanding common shares of the Company, to the Secured Lenders and 3,036,290 common shares (the “Unsecured Lender Shares” and together with Secured Lender Shares, the “Shares”), or 48.625% of the outstanding common shares of the Company, to the Unsecured Lenders. As of the Closing Date, there were 6,244,298 common shares of the Company issued and outstanding. As of the Closing Date, the then existing holders of the Company’s common shares collectively held 171,718 common shares, or 2.75% of the outstanding common shares of the Company.

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

Pursuant to the Secured DPA, so long as Gotham Green Partners, LLC or any of its Affiliates (as defined in the Secured DPA) hold at least 50.0% of the outstanding principal amount of June Secured Debentures, the Collateral Agent will have the right to appoint two non-voting observers to the Company’s board of directors (the "Board" or "Board of Directors"), each of which shall receive up to a maximum amount of $25 in any 12-month period for reasonable out-of-pocket expenses.

In addition, pursuant to the Secured DPA, the New Secured Lenders purchased an additional $25.0 million of June Secured Debentures (the “Additional Secured Debentures”).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three months ended March 31, 2023, the Company reported a net loss of $18.6 million, operating cash outflow of $0.8 million and an accumulated deficit of $1,269.6 million as of March 31, 2023.

The closing of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures and the $11.0 million senior secured bridge notes issued by iAnthus New Jersey, LLC (“INJ”) on February 2, 2021 (“Senior Secured Bridge Notes”) and allows interest to be paid-in-kind. As such, the Company believes it may generate positive cash flows in the near future. Notwithstanding the foregoing, the Company’s substantial losses and working capital deficiency cast substantial doubt on the Company’s ability to continue as a going concern for a period of no less than 12 months from the date of this report. These unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(e) Basis of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of ICH together with its consolidated subsidiaries, except for subsidiaries which ICH has identified as variable interest entities where ICH is not the primary beneficiary.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.

(g) Coronavirus Pandemic

The Company may be impacted by business interruptions from pandemics and public health emergencies, including those related to the novel coronavirus, known as COVID-19 (“COVID-19”). In the event of an outbreak of infectious disease, a pandemic, or a similar public health threat, such as the outbreak of COVID-19, or a fear of any of the foregoing, the Company may take actions that alter its business operations as may be required by federal, state or local authorities’ guidance and orders or take other steps that the Company determines are in the best interest of its employees, customers, partners, suppliers, shareholders, and stakeholders.

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

(h) Revision of Prior Period Financial Statements

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

The effect of the adjustments on the line items within the Company’s unaudited interim condensed consolidated statements of changes in shareholders’ deficit for the three months ended March 31, 2022 is as follows:

	March 31, 2022
	As reported	Adjustment	As revised
Accumulated deficit – Balance January 1, 2022	$(800,390)	$(1,242)	$(801,632)
Total shareholders’ deficit – Balance January 1, 2022	(22,397)	(1,242)	(23,639)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 2 – Leases

The Company mainly leases office space and cannabis cultivation, processing and retail dispensary space. Leases with an initial term of less than 12 months are not recorded on the unaudited interim condensed consolidated balance sheets. The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of future minimum lease payments over the lease term at commencement date and lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years or more. The Company has determined that it was reasonably certain that the renewal options on the majority of its cannabis cultivation, processing and retail dispensary space would be exercised based on operating history and knowledge, current understanding of future business needs and the level of investment in leasehold improvements, among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the rate available to the parent company. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain subsidiaries of the Company rent or sublease certain office space to/from other subsidiaries of the Company. These intercompany subleases are eliminated on consolidation and have lease terms ranging from less than one year to 15 years.

Maturities of lease liabilities for operating leases as of March 31, 2023, were as follows:

Operating Leases
2023	$7,807
2024	7,912
2025	7,995
2026	7,656
2027	7,219
Thereafter	53,021
Total lease payments	$91,610
Less: interest expense	(55,344)
Present value of lease liabilities	$36,266
Weighted-average remaining lease term (years)	10.9
Weighted-average discount rate	20%

For the three months ended March 31, 2023, the Company recorded operating lease expenses of $1.9 million (March 31, 2022—$2.2 million), which are included in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated balance sheets. For the three months ended March 31, 2023, the Company recorded sublease income of $0.2 million (March 31, 2022 – $0.2 million), which is included in other income on the unaudited interim condensed consolidated statements of operations.

Supplemental balance sheet information related to leases are as follows:

		March 31,	December 31,
Balance Sheet Information	Classification	2023	2022
Operating right-of-use assets, net	Operating leases	$27,861	$28,399
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,807	$7,789
Long-term portion of operating lease liabilities	Operating leases	28,459	28,836
Total		$36,266	$36,625

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 3 - Inventories

Inventories are comprised of the following items:

	March 31,	December 31,
	2023	2022

Supplies	$7,200	$7,018
Raw materials	10,283	8,903
Work in process	5,514	5,807
Finished goods	8,759	8,072
Total	$31,756	$29,800

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three months ended March 31, 2023, the Company recorded $0.9 million (March 31, 2022 – $0.3 million), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

For the three months ended March 31, 2023, the Company recorded $0.3 million (March 31, 2022 - $Nil) in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations for inventory reserves.

Note 4 – Acquisitions

Acquisition of MPX New Jersey LLC

On February 1, 2022, the Company’s wholly-owned subsidiary, INJ, closed on its acquisition of MPX New Jersey LLC (“MPX NJ”), a New Jersey-based entity with a New Jersey medical cannabis permit and, as of April 13, 2023, an expanded cannabis permit to allow for certain adult-use operations. The acquisition consisted of INJ exercising its right to convert the principal balance of a loan and accrued interest owed pursuant to its loan agreement of $4.6 million into a 99% equity interest in MPX NJ. In addition, pursuant to an option agreement, INJ exercised its option to acquire the remaining 1% of MPX NJ for nominal consideration. The transaction with MPX NJ is a related party transaction due to the fact that Elizabeth Stavola, a former officer and director of the Company, is a former officer, director and majority owner of MPX NJ.

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

The Company has determined that this acquisition is an asset acquisition under ASC 805 Business Combinations whereby the total consideration is allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

date. The Company determined the fair value of the net identifiable assets received from the asset acquisition was a more reliable measurement of the assets exchanged as part of this asset acquisition. The Company concluded that the consideration included a nonmonetary component of $14.5 million as noncash consideration exchanged for the net identifiable assets received from MPX NJ. The related tax impact of $4.1 million was netted against this gain. As a result, the Company recorded a $10.5 million gain within other income on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2022.

Operating results have been included in these unaudited interim condensed consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s unaudited interim condensed consolidated financial statements. The Company recorded acquisition costs of $Nil and $0.2 million within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

Note 5 - Long-Term Debt

As discussed in Note 1(c), the Company consummated the Recapitalization Agreement with the Secured Lenders and the Unsecured Lenders on the Closing Date, at which time the Company issued the Shares as well as the June Secured Debentures and June Unsecured Debentures in the aggregate principal amount of $119.7 million in exchange for the full satisfaction of the Secured Notes, Unsecured Debentures and the accrued interest and accrued fee obligations in the aggregate amount of $238.2 million. Upon the consummation of the Recapitalization Transaction and as of the Closing Date, all existing Defaults under the Secured Notes and Unsecured Debentures were waived. As a result of the consummation of the Recapitalization Agreement, as of the Closing Date, the Secured Lenders and the Unsecured Lenders owned, in the aggregate, 97.25% of the Company’s common shares.

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

As a result of the March 31, 2020 default, the Board of Directors formed a special committee comprised of the Company’s then five independent, non-management directors (the “Special Committee”) to, among other matters, explore and consider strategic alternatives available to the Company in light of the prospective liquidity requirements of the Company, the condition of the capital markets affecting companies in the cannabis industry, and the rapid change in the state of the economy and capital markets generally caused by COVID-19, including, but not limited to:

•
renegotiation of existing financing arrangements and other material contracts, including any amendments, waivers, extensions or similar agreements with the Lenders and/or stakeholders of ICH and/or its subsidiaries that the Special Committee determined to be in the best interest of ICH and/or its subsidiaries;
•
managing available sources of capital, including equity investments or debt financing or refinancing and the terms thereof;
•
implementing the operational and financial restructuring of ICH and its subsidiaries and their respective businesses, assets and licensure and other rights; and
•
implementing other potential strategic transactions.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes long term debt outstanding as of March 31, 2023:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2023	$13,852	$90,273	$26,067	$16,175	$945	$147,312
Fair value of financial liabilities issued	14,151	2,080	522	417	—	17,170
Accretion of balance	49	703	—	226	—	978
Debt extinguishment	(13,886)	—	—	—	—	(13,886)
Repayment	—	—	—	—	(13)	(13)
As of March 31, 2023	$14,166	$93,056	$26,589	$16,818	$932	$151,561

Accounting for the Recapitalization Transaction

On the Closing Date, the Company completed its previously announced Recapitalization Transaction pursuant to the terms of the Restructuring Support Agreement. The Recapitalization Transaction closed pursuant to the terms of the Plan of Arrangement under the Business Corporations Act (British Columbia) approved by the Court.

In accordance with debt extinguishment accounting rules outlined in ASC 470-50, Debt-Modifications and Extinguishments, (“ASC 470”), the Company recorded a loss on extinguishment of debt of $316.6 million on the Closing Date. In connection with the extinguishment in the aggregate amount of $238.2 million, the Company issued new debt in the principal amount of $119.7 million, which was recorded at fair value of $99.4 million and 6,072,580 common shares in the amount of $455.4 million issued which were valued based upon the closing price of the Company’s common shares on the Closing Date.

On the Closing Date, the Company fully amortized the debt discount costs related to the old debt that were extinguished. As of March 31, 2023, the total and unamortized debt discount costs related to new debt were $20.4 million and $17.6 million, respectively (December 31, 2022— $20.3 million and $18.4 million, respectively). As of March 31, 2023, the total and unamortized debt issuance costs related to debts that were not part of the Recapitalization Transaction were $Nil (December 31, 2022—$0.7 million and less than $0.1 million, respectively).

As of March 31, 2023, the total interest accrued on both current and long-term debt was $Nil (December 31, 2022 - $Nil). As of the Closing Date, the total accrued interest of $56.3 million was extinguished and settled in full as part of the Recapitalization Transaction.

(a) Secured Notes

Tranche One

On May 14, 2018, the Company issued $40.0 million secured notes (the “Tranche One Secured Notes”) with a maturity date of May 14, 2021. The principal amount of such notes along with accrued interest at the default rate of 16.0% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the three months ended March 31, 2023, interest expense of $Nil (March 31, 2022 - $1.7 million), was recorded on the unaudited interim condensed consolidated statements of operations.

As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was not in compliance with the market value test, and the Company did not make interest payments, and therefore was in breach of a financial covenant with respect to the Tranche One Secured Notes, Tranche Two Secured Notes (as defined herein), and Tranche Three Secured Notes (as defined herein). Furthermore, the Company was in default on its Secured Notes as of March 31, 2020, and as a result, an event of default occurred on April 4, 2020. This default was triggered on the Company’s long-term debt, which, as of June 24, 2022, consisted of $97.5 million and $60.0 million of principal amount and $38.5 million and $11.9 million in accrued interest on the Secured Notes and the Unsecured Debentures, respectively. Furthermore, the Company also became obligated to pay an exit fee (the “Exit Fee”) of $10.3 million that accrues interest at a rate of 16% annually in relation to the Secured Notes. As a result of the default and through June 24, 2022, the Company classified the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes as current liabilities on the unaudited interim condensed consolidated balance sheets. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the Tranche One Secured Notes, Tranche Two Secured Notes, and Tranche Three Secured Notes.

For the three months ended March 31, 2023, interest expense of $Nil (March 31, 2022 – $0.4 million), was recorded in relation to the Exit Fee on the unaudited interim condensed consolidated statements of operations. As of June 24, 2022, the aggregate Exit Fee obligation of $16.2 million was satisfied in connection with the closing of the Recapitalization Transaction (March 31, 2022- $15.8 million), which was comprised of an aggregate of $10.3 million in principal amount and $5.9 million in accrued interest (March 31, 2022—$10.3 million and $5.5 million, respectively).

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

For the three months ended March 31, 2023, interest expense of $Nil (March 31, 2022 - $0.8 million), was recorded on the unaudited interim condensed consolidated statements of operations.

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

For the three months ended March 31, 2023, interest expense of $Nil (March 31, 2022 - $1.4 million), was recorded on the unaudited interim condensed consolidated statements of operations.

All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes and Tranche Two Secured Notes were also applicable to Tranche Three Secured Notes. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the Tranche Three Secured Notes.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the three months ended March 31, 2023, interest expense of $Nil (March 31, 2022 - $0.3 million), and accretion expense of $Nil (March 31, 2022 - $0.1 million), were recorded on the unaudited interim condensed consolidated statements of operations.

iAnthus New Jersey, LLC Senior Secured Bridge Notes

On February 2, 2021, INJ issued an aggregate of $11.0 million of Senior Secured Bridge Notes which mature on the earlier of (i) February 2, 2023, (ii) the date on which the Company closes a Qualified Financing (as defined below) and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The Senior Secured Bridge Notes initially accrued interest at a rate of 14.0% per annum, decreasing to 8.0% upon the closing of the Recapitalization Transaction (increasing to 25.0% per annum in the event of default). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to the Company of not less than $10 million from the subscription of the Company’s securities, including, but not limited to, a private placement or rights offering.

On February 2, 2023, the Company and INJ entered into an amendment (the “Amendment”) to the Senior Secured Bridge Notes with all of the holders of the Senior Secured Bridge Notes. Pursuant to the Amendment, the maturity date of the Senior Secured Bridge Notes was extended until February 2, 2024, the interest on the principal amount outstanding was increased to a rate of 12.0% per annum, and an amendment fee equal to 10.0% of the principal amount outstanding of the Senior Secured Bridge Notes as of February 2, 2023 or $1.4 million in the aggregate, was added to such notes such that it will become due and payable on the extended maturity date. In accordance with debt extinguishment accounting guidance outlined in ASC 470, the terms of the Senior Secured Bridge Notes were materially modified pursuant to the Amendment and as such, the Company recorded a loss on debt extinguishment of $1.3 million on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2023.

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the fair value of $13.8 million.

Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being March 31, 2023) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.

For the three months ended March 31, 2023, interest expense of $0.4 million (March 31, 2022 - $0.4 million), and accretion expense of less than $0.1 million (March 31, 2022 - $0.1 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. The Company provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of March 31, 2023. The Senior Secured Bridge Notes are classified as current liabilities on the unaudited interim condensed consolidated balance sheets as they are due on February 2, 2024.

Certain of the Secured Lenders, including Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, held greater than 5.0% of the outstanding common shares of the Company upon closing of the Recapitalization Transaction. As principal owners of the Company, these lenders are considered to be related parties.

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

For the three months ended March 31, 2023, interest expense of $Nil (March 31, 2022 - $0.7 million), and accretion expense of $Nil (March 31, 2022 - $0.4 million), were recorded on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The terms of the March 2019 Debentures imposed certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. As a result of this default, the Company classified the debt as a current liability on the unaudited interim condensed consolidated balance sheets as the March 2019 Debentures were due on demand. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the March 2019 Debentures.

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

For the three months ended March 31, 2023, interest expense of $Nil (March 31, 2022 - $0.5 million), and accretion expense of $Nil (March 31, 2022 - $0.2 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the May 2019 Debentures imposed certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to incur certain additional indebtedness at the subsidiary level. As of June 24, 2022, immediately prior to the consummation of the Recapitalization Transaction, the Company was in default on its interest obligations to the holders of the Secured Notes. This default triggered a cross-default on its interest obligations to the holders of the March 2019 Debentures. Further, as a result of this default, the Company classified the debt as a current liability on the unaudited interim condensed consolidated balance sheets as the May 2019 Debentures were due on demand. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the May 2019 Debentures.

(d) June Secured Debentures

On June 24, 2022 in connection with the closing of the Recapitalization Transaction, the Company entered into the Secured DPA, pursuant to which ICM issued the June Secured Debentures in the aggregate principal amount of $99.7 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Secured DPA), with a maturity date of June 24, 2027. The June Secured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the New Secured Lenders without premium or penalty.

The host debt, classified as a liability using the guidance of ASC 470, was recognized at the fair value of $84.5 million.

Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being June 30, 2022) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.

For the three months ended March 31, 2023, interest expense of $2.1 million (March 31, 2022 - $Nil), and accretion expense of $0.7 million (March 31, 2022 - $Nil), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of March 31, 2023. The June Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Certain of the New Secured Lenders that hold the June Secured Debentures, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), Gotham Green Credit Partners SPV 1, L.P., Gotham Green Partners SPV V, L.P., L.P., and Parallax Master Fund, LP, held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the New Secured Lenders are considered to be related parties.

(e) June Unsecured Debentures

On June 24, 2022 in connection with the closing of the Recapitalization Transaction, the Company entered into the Unsecured DPA, pursuant to which ICM issued June Unsecured Debentures in the aggregate principal amount of $20.0 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Unsecured DPA), with a maturity date of June 24, 2027. The June Unsecured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the Unsecured Lender without premium or penalty.

The host debt, classified as a liability using the guidance of ASC 470, was recognized at the fair value of $14.9 million.

Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being June 30, 2022) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.

For the three months ended March 31, 2023, interest expense of $0.4 million (March 31, 2022 - $Nil), and accretion expense of $0.2 million (March 31, 2022 - $Nil), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of March 31, 2023. The June Unsecured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

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

The host debt, classified as a liability using the guidance of ASC 470, was recognized at the fair value of $25.0 million.

Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being June 30, 2022) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.

For the three months ended March 31, 2023, interest expense of $0.5 million (March 31, 2022—$Nil), was recorded on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of March 31, 2023. The Additional Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

Certain of the New Secured Lenders that hold Additional Secured Debentures, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments II Master Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the New Secured Lenders are considered to be related parties.

Note 6—Share Capital

(a)
Share Capital

Authorized: Unlimited common shares. The shares have no par value.

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the three months ended March 31, 2023:

•
On January 3, 2023, the Company issued common shares totaling 15,628 for vested restricted stock units, out of which the Company withheld 7,776 shares to satisfy employees’ tax obligations with respect thereto of $0.2 million.
•
On March 3, 2023, the Company issued common shares totaling 27,930 for vested restricted stock units.

There were no common share issuances for the three months ended March 31, 2022.

(b)
Warrants

The following table summarizes certain information in respect of the Company’s warrants:

	March 31, 2023		December 31, 2022
	Units	Weighted Average Exercise Price (C$)	Units	Weighted Average Exercise Price (C$)
Warrants outstanding, beginning	—	$—	22,640	$3.56
Forfeited	—	—	(17,955)	2.52
Expired	—	—	(4,685)	7.53
Warrants outstanding, ending	—	$—	—	$—

As per the terms of the Restructuring Support Agreement, all outstanding warrants were forfeited as of the Closing Date of the Recapitalization Transaction, and warrants classified as derivative liabilities were revalued to $Nil as of December 31, 2022. The Company recognized revaluation gain of $Nil and $Nil for the three months ended March 31, 2023 and 2022, respectively on the unaudited interim condensed consolidated statements of operations.

(c)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Common share options	7,877	7,877
Restricted stock units	126,430	173,230
Total	134,307	181,107

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(d)
Stock Options

All existing options (the “Original Awards”) to purchase common shares of the Company issued to officers were cancelled and extinguished for no consideration on the date of closing the Recapitalization Transaction. On September 19, 2022, the Board awarded stock options to two officers of the Company as replacement awards for the Original Awards under the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) dated October 15, 2018. The Original Awards were cancelled on June 24, 2022, as part of the Recapitalization Transaction, and the new stock options were granted on September 19, 2022 (the “Replacement Stock Options”). As the fair value of the Original Awards was $Nil on the modification date, the incremental compensation cost recognized is equal to the fair value of the Replacement Stock Options on the modification date, which shall be recognized over the remaining requisite service period. The Replacement Stock Options granted vest over three-years, commencing on July 10, 2020. The remaining unrecognized compensation cost of less than $0.1 million will be amortized on a straight-line basis over the remaining weighted average requisite service period of 0.28 years.

Share-based compensation expense related to stock options for the three months ended March 31, 2023 was less than $0.1 million (March 31, 2022 - $1.5 million), and is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The following table summarizes certain information in respect of option activity during the period:

.	Three Months Ended March 31, 2023			Year Ended December 31, 2022
	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	7.78	10,504	$3.65	—
Granted	—	—	—	7,877	0.05	—
Cancellations	—	—	—	(7,111)	3.47	—
Forfeitures	—	—	—	(3,152)	4.32	—
Expirations	—	—	—	(241)	0.89	—
Options outstanding, ending (2)	7,877	$0.05	7.78	7,877	$0.05	7.78

(1)
The Original Awards are denominated in Canadian dollars. Exercise prices have been converted to U.S. dollar equivalents using an exchange rate of CAD$1.353 to $1.00 as of March 31, 2023.
(2)
As of March 31, 2023, 6,564 of the stock options outstanding were exercisable (December 31, 2022 - 5,252).

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following assumptions:

	March 31, 2023	December 31, 2022
Risk-free interest rate	—	3.8%
Expected dividend yield	—	0.0%
Expected volatility	—	128.6%
Expected life	—	4.3 years

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2023, the Company recognized $1.5 million of share-based compensation expense associated with the RSUs (March 31, 2022—$Nil). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of March 31, 2023, there was approximately $2.9 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.26 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Units	Weighted Average Grant Price (1)	Units	Weighted Average Grant Price (1)
Unvested balance, beginning	129,671	$0.07	—	$—
Granted	—	—	474,557	0.08
Vested	(9,255)	0.09	(263,155)	0.09
Forfeited	(2,901)	0.08	(81,731)	0.10
Unvested balance, ending	117,515	$0.07	129,671	$0.07

(1)
Weighted average grant price is presented in U.S. dollars for the three months ended March 31, 2023, as compared to previously issued financial statements, which present this figure in Canadian dollars.

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Loss before income taxes	$(14,796)	$(5,227)
Income tax expense	3,799	4,875
Effective tax rate	-25.7%	-93.3%

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21.0% primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets of both cultivator and non-cultivator entities.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. Similarly, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. The Company concluded that the Recapitalization Transaction which closed on June 24, 2022 did not qualify as an acquisition of control for Canadian tax purposes; therefore, the Company’s existing Canadian non-capital losses are unlimited and continue to have a full valuation allowance set against its deferred tax assets. The U.S. NOLs will be subject to a substantial annual limitation arising from the Company’s ownership changes. As a result, a full valuation allowance has been recorded by the Company on these deferred tax assets as well as any Section 163(j) interest limitation deduction carryforwards. The Section 382 limitation is increased by recognized built-in gain (“RBIG”) in the five year period following the change date to the extent that the value of the loss corporation’s assets exceed the tax basis of these assets. Under the Section 338 approach, assets are treated as generating RBIG even if these assets are not disposed of during the five year recognition period. The Company is in the process of reviewing the tax basis of their fixed assets so it can compare it to the deemed selling price under Section 382 of the code. The Company is expecting that this calculation may result in a RBIG that would increase the Section 382 limitation available over the next five years.

The Internal Revenue Service filed Notices of Federal Tax Lien against GHHIA Management Inc. (“GHHIA”), Mayflower Medicinals Inc. (“Mayflower”), and ABACA, Inc. (“ABACA”) for $8.5 million, $1.0 million and $1.1 million for the year ended December 31, 2020; respectively. The Internal Revenue Service filed Notice of Federal Tax Lien against ABACA on December 2, 2022, in the amount of $1.1 million for the year ended December 31, 2021. The Company is actively working to resolve these matters with the Internal Revenue Service.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 8 - Segment Information

The below table presents revenues by segment for the three months ended March 31, 2023 and 2022:

Reportable Segments

	Three Months Ended March 31,
	2023	2022
Revenues
Eastern Region	$22,011	$24,785
Western Region	14,565	17,716
Other(1)	177	289
Total	$36,753	$42,790
Gross profit (loss)
Eastern Region	$10,621	$16,068
Western Region	5,172	6,411
Other	(281)	13
Total	$15,512	$22,492
Depreciation and amortization
Eastern Region	$4,472	$5,258
Western Region	1,853	3,013
Other	129	135
Total	$6,454	$8,406
(Recoveries), write-downs and other charges, net
Eastern Region	$(1)	$69
Other	517	(12)
Total	$516	$57
Net (loss) income
Eastern Region	$(5,914)	$7,328
Western Region	(440)	(913)
Other	(12,241)	(16,517)
Total	$(18,595)	$(10,102)
Purchase of property, plant and equipment
Eastern Region	$989	$1,219
Western Region	10	351
Other	3	3
Total	$1,002	$1,573
Purchase of other intangible assets
Other	5	61
Total	$5	$61

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments.

	As of March 31,	As of December 31,
	2023	2022
Assets
Eastern Region	$225,060	$226,458
Western Region	59,981	60,896
Other	12,487	16,113
Total	$297,528	$303,467

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10.0% of the Company’s annual revenues. For the three months ended March 31, 2023 and 2022, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.

Geographic Information

As of March 31, 2023 and 2022, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the three months ended March 31, 2023 and 2022, the Company disaggregated its revenues as follows:

	Three Months Ended March 31,
	2023	2022
Revenue
iAnthus branded products	$20,919	$22,158
Third party branded products	13,678	17,147
Wholesale/bulk/other products	2,156	3,485
Total	$36,753	$42,790

Note 9 — Financial Instruments

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of March 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments - other (1)	$97	$—	$—	$97	$130	$—	$—	$130

(1)
Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three months ended March 31, 2023 and 2022.

The Company’s other investment as of March 31, 2023 is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data and inputs available.

All Level 1 investments are comprised of equity investments which are re-measured at fair value using quoted market prices.

The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2022	$130
Revaluations on Level 1 instruments	(33)
Balance as of March 31, 2023	$97

The derivative liabilities related to the convertible debt instruments and freestanding warrants are recorded at fair value estimated using the Black-Scholes option pricing model, which is therefore considered to be a Level 3 measurement. On June 24, 2022 all warrants were forfeited upon the consummation of the Recapitalization Transaction.

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value:

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$16,818	$15,371	$16,175	$14,787
June Secured Debentures	119,645	107,014	116,340	103,612
Secured Notes	14,166	13,965	13,852	13,694
Other	932	935	945	819
Total	$151,561	$137,285	$147,312	$132,912

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

The following table summarizes the Company’s contractual obligations and commitments as of March 31, 2023:

	2023	2024	2025	2026	2027
Operating leases	$7,807	$7,912	$7,995	$7,656	$7,219
Service contracts	1,650	—	—	—	—
Long-term debt	51	14,046	66	75	216,384
Total	$9,508	$21,958	$8,061	$7,731	$223,603

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

On February 6, 2023, the Company entered into a membership interest purchase agreement (the "MIPA"), pursuant to which the Company agreed to sell to OG Farms, LLC (the “Purchaser”), its membership interests in Grassroots Vermont Management Services, LLC (“GVMS”), the sole owner of all issued and outstanding authorized common stock of FWR, Inc. (“FWR”). FWR owns and operates a dispensary and cultivation/processing facility in Vermont and is included within the Company's Eastern Region reporting segment. The aggregate proceeds to be received from the sale are $0.2 million in cash, subject to adjustments to be determined on date of closing.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The closing of the MIPA is subject to, among other conditions, a Change of Control Approval from the Vermont Cannabis Control Board (the “CCB”). On February 6, 2023, the Company also entered into a management agreement (the “Management Agreement”) whereby the Purchaser has been appointed as the sole and exclusive manager of, and will receive all profit earned by, GVMS and FWR, through the date of closing. The Management Agreement became effective on March 8, 2023, upon approval by the CCB (the “Effective Date”). As of the Effective Date, all operational control has been transferred to the Purchaser. Management performed an assessment and determined that the Company no longer has a controlling financial interest as of the Effective Date. The Company recognized a loss on deconsolidation of $0.5 million, which is the difference between the aggregate consideration to be received and the book value of the assets as of the Effective Date, which is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2023.

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

The events that allegedly gave rise to the following claims, which occurred prior to the Company’s closing of the MPX Bioceutical Corporation (“MPX”) acquisition (the “MPX Acquisition”) in February 2019, are as follows:

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

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending.

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the “Hi-Med Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the “Hi-Med Lawsuit”). Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for, among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the Hi-Med Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ reply were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss Hi-Med’s second Amended Complaint. Hi-Med’s opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

October 24, 2022 and are currently pending before the court. On January 17, 2023, the parties submitted the matter, together with the Class Action Lawsuit referenced below, to mediation. On January 31, 2023, the parties advised the SDNY that the defendants and Hi-Med remain in ongoing settlement discussions. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Hi-Med action until February 21, 2023, to allow for continued settlement discussions between the parties, which the SDNY granted on February 7, 2023. On February 16, 2023, the parties advised the SDNY that the parties remained in ongoing settlement discussions and requested that SDNY extend the parties’ deadlines further until March 21, 2023, which the SDNY granted on February 21, 2023. On March 16, 2023, the Parties requested another extension of the parties’ deadlines until April 11, 2023 to continue settlement discussions, which the SDNY granted on March 17, 2023. On April 6, 2023, the parties again advised the SDNY that settlement discussions remained ongoing and requested another extension of the applicable deadlines until May 2, 2023, which the SDNY granted. On April 28, 2023, another extension of the deadlines until May 16, 2023 was requested due to ongoing settlement discussions, which the SDNY granted. On June 29, 2020, Hi-Med filed a claim in the Court, which mirrors the Hi-Med Complaint, but the Company has not been served. Refer to Note 5 for further discussion of the Unsecured Debentures.

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a second Amended Complaint was included as part of the Stipulation identified above. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October12, 2022, the parties filed the Joint Stipulation and Proposed Scheduling Order, which the SDNY so ordered on October 19, 2022, ordering that that the Defendants’ answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Class Action Lawsuit shall be coordinated with discovery in the Hi-Med action referenced above, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced above, to mediation, which took place on January 17, 2023. On January 31, 2023, the parties advised the SDNY that the Defendants and Lead Plaintiff reached a settlement in principle and anticipated filing a motion for preliminary approval of the settlement by March 9, 2023. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Class Action Lawsuit pending submission of the motion for preliminary approval. On March 7, 2023, the parties advised the SDNY that the parties required a short extension of the

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

motion for preliminary approval of the settlement and such motion would be filed by March 21, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY, which remains pending.

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer in the Ontario Superior Court of Justice ("OSCJ") in Toronto, Ontario. On September 27, 2021, the OSCJ granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. On March 3, 2023, the Company made a settlement offer to the plaintiff to fully resolve the Amended Claim and the parties are engaging in settlement discussions.

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iA AZ”), claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. The parties are currently engaging in discovery. On April 25, 2023, the parties attended a mediation, which was unsuccessful.

On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (iii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iv) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, Defendants filed a Petition to Vacate Arbitration Award. CGX filed its response on January 30, 2023, and subsequently the Defendants filed a Request for Hearing on February 3, 2023. Both the Petition to Vacate Arbitration Award and request for a hearing remain pending before the Circuit Court for Baltimore County. CGX continues to prosecute its other two claims concerning Defendants’ use of LMS’ funds, and S8 continues to deny and defend against LMS’ contentions that S8 breached the MSA.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On June 20, 2022, Michael Weisser (“Weisser”) commenced a petition (the “Petition”) in the Court against ICH and ICH's former board of directors. In the Petition, Weisser sought: (i) a declaration that the affairs of ICH and its then-board of directors were being conducted or have been conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order that Weisser is entitled to call and hold ICH's annual general meeting for 2020 ( “2020 AGM”) on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iii) alternatively, an order that ICH hold the 2020 AGM on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iv) an order that ICH set the record date for the 2020 AGM; (v) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; and (vi) an order that ICH be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM. On June 22, 2022, Weisser was granted a short leave by the Court which permitted a return date for the Petition of June 28, 2022. On June 24, 2022, the Company closed the Recapitalization Transaction and ICH noticed the 2020 AGM, the annual general meeting for 2021 (“2021 AGM”) and the annual general meeting for 2022 (the “2022 AGM” and together with the 2020 AGM and 2021 AGM, the “AGMs”). As a result, Weisser’s Petition was rendered moot. On November 14, 2022, Weisser filed an application (the "Application") in the Petition proceeding, seeking to add the Secured Lenders and Consenting Unsecured Lenders as respondents to the Petition and to amend the Petition. Specifically, Weisser sought to amend the Petition to request: (i) a declaration that the affairs of the Secured Lenders, Consenting Unsecured Lenders, ICH and the powers of its then-directors have been and are continuing to be conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order setting aside and/or unwinding the closing of the Recapitalization Transaction; (iii) an order setting aside the results of ICH's annual general meeting held August 11, 2022; (iv) an order that the 2020 AGM be held by December 31, 2022; (v) an order that ICH set the record date for the 2020 AGM to hold the meeting by December 31, 2022; (vi) an order that for purposes of voting at the 2020 AGM, the shareholdings of ICH be those shareholdings that existed prior to the closing of the Recapitalization Transaction; (vii) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; (viii) an order that ICH be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM; and (ix) an order that pending the 2020 AGM, ICH's current board of directors be replaced by an interim slate of directors to be nominated by Weisser. On May 2, 2023, ICH and its former directors filed their response to the Petition, opposing all orders sought by Weisser, in part, as the Petition is barred by the releases in the Plan of Arrangement and constitutes a collateral attack on Justice Gomery's order approving the Plan. Weisser has not requested a hearing date on the Petition yet.

On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the requested change of ownership and control of McCrory’s Sunny Hill Nursery, LLC, a wholly owned subsidiary of the Company (the “Variance Request”), resulting from the closing of the Recapitalization Transaction. On November 19, 2021, Weisser filed a petition (as amended, the “Florida Petition”) with the OMMU, challenging the OMMU’s approval of the Variance Request. On February 3, 2022, the Florida Division of Administrative Hearings (“DOAH”) issued a Recommended Order of Dismissal, recommending that the OMMU enter a final order dismissing the Florida Petition for lack of standing. On May 4, 2022, the OMMU issued a final agency order (the “Final Order”), which accepted the recommendation of the DOAH and dismissed the Florida Petition for lack of standing. Weisser appealed the Final Order with the District Court of Appeal in the First District of Florida and filed his initial brief on November 9, 2022, which seeks a reversal of the Final Order. On February 3, 2023, the Company filed a Motion to Dismiss the appeal, which remains pending before the Court.

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against ICH in the Ontario Superior Court of Justice pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and ICH. Specifically, Canaccord alleges that it is owed a cash fee equal to $2,236,000 (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. ICH's Statement of Defense is due on May 15, 2023, in which ICH intends to dispute the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021.

Note 12 - Related Party Transactions

	March 31,	December 31,
	2023	2022
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	14,167	—
Long-term debt, net of issuance costs (1)	132,254	142,295
Accrued and other current liabilities	7,602	7,620
Total	$154,023	$149,915

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 5 for further discussion.

Effective as of May 6, 2022 (the “May Resignation Date”), Randy Maslow, the Company’s then Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and its committees. In connection with the resignation, Mr. Maslow and the Company executed a separation agreement (the “May Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow received total cash compensation in the amount of approximately $12.2 million (the “May Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, the Company will continue to pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and the Company did not elect to extend the term. During the three months ended March 31, 2023, the Company paid $Nil to Mr. Maslow in relation to consulting services provided (March 31, 2022 - $Nil).

Effective as of November 14, 2022, Julius Kalcevich, the Company’s then Chief Financial Officer, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), Mr. Kalcevich and the Company executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of March 31, 2023, the total balance owed to Mr. Kalcevich was $0.6 million (December 31, 2022 - $0.9 million).

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of March 31, 2023, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $7.0 million (December 31, 2022 – $6.7M). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	For the Three Months Ended March 31,
	2023	2022
Income taxes	$49	$98
Interest	32	23

(b) Changes in operating assets and liabilities are comprised of the following:

	For the Three Months Ended March 31,
	2023	2022
Decrease (increase) in:
Accounts receivables	$384	$(81)
Prepaid expenses	(576)	(1,809)
Inventories	(2,784)	(3,258)
Other current assets	5	201
Other long-term assets	(32)	(13)
Operating leases	(359)	(313)
(Decrease) increase in:
Accounts payable	1,025	3,561
Accrued and other current liabilities	4,870	6,359
	$2,533	$4,647

(c) Depreciation and amortization are comprised of the following:

	For the Three Months Ended March 31,
	2023	2022
Property, plant and equipment	$2,977	$4,396
Operating lease ROU assets	537	623
Intangible assets	3,477	4,010
	$6,991	$9,029

(d) Write-downs and other charges, net are comprised of the following:

	For the Three Months Ended March 31,
	2023	2022

Account receivable recoveries	$(1)	$(12)
Property, plant and equipment	517	69
	$516	$57

(e) Significant non-cash investing and financing activities are as follows:

	For the Three Months Ended March 31,
	2023	2022
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$3,384	$767
Non-cash consideration for asset acquisition	—	19,193
Assets classified as assets held for sale	1,711	—

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of March 31, 2023, the Company held less than $0.1 million as restricted cash (December 31, 2022—less than $0.1 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	March 31,	December 31,
	2023	2022
Cash	$12,298	$14,336
Restricted cash	70	70
Total cash and restricted cash presented in the statements of cash flows	$12,368	$14,406

Note 14 - Subsequent Events

Legal Proceedings

Please refer to Note 11 for further discussion.

Issuance of Common Shares

On April 19, 2023, the Company issued common shares totaling 6,151 for vested restricted stock units, out of which the Company withheld 3,103 shares to satisfy employees’ tax obligations with respect thereto of less than $0.1 million.

Sale of CBD Business

On May 8, 2023, ICH's wholly-owned subsidiary, iA CBD, LLC ("iA CBD"), entered into an Asset Purchase Agreement (the "Purchase Agreement") with C4L, LLC (the "Buyer"), pursuant to which, iA CBD agreed to sell substantially all of the assets of iA CBD. iA CBD owns and operates the Company's assets associated with its CBD products branded as CBD for Life (the "Business"). The aggregate proceeds to be received from the sale are approximately $0.2 million. The closing of the Purchase Agreement is subject to, among other customary conditions, the assignment of the United States Small Business Loan held by iA CBD. On May 8, 2023, iA CBD also entered into an interim management agreement (the "Management Agreement"), pursuant to which the Buyer assumed full operational and managerial control of the Business as of May 8, 2023. The Management Agreement will remain in effect until the earlier of the (i) closing of the Purchase Agreement; and (ii) the termination of the Purchase Agreement in accordance with its terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise note.

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

Through our subsidiaries, we currently own and/or operate 35 dispensaries and 10 cultivation and/or processing facilities in eight U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional 13 dispensary licenses and/or dispensary facilities in five states, plus an uncapped number of dispensary licenses in Florida, and up to 20 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states, all subject to the necessary regulatory approvals.

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

On July 10, 2020, we entered into a restructuring support agreement (as amended on June 15, 2021, the “Restructuring Support Agreement”) with the Secured Lenders and certain of our Unsecured Lenders (the “Consenting Unsecured Lenders”) to effectuate a recapitalization transaction (the “Recapitalization Transaction”). Closing of the Recapitalization Transaction through an amended and restated plan of arrangement (the “Plan of Arrangement”) was subject to certain conditions, including: approval of the Secured Lenders, Unsecured Lenders and existing holders of our common shares, warrants, and options; approval of the Plan of Arrangement by the

Supreme Court of British Columbia (the "Court"); and the receipt of all necessary state regulatory approvals in which we operate that require approval and approval by the Canadian Securities Exchange (the "CSE") (collectively, the “Requisite Approvals”). All Requisite Approvals required to consummate the Recapitalization Transaction were satisfied, conditioned, or waived by us, the Secured Lenders and the Consenting Unsecured Lenders, and on June 24, 2022 (the “Closing Date”), we closed the Recapitalization Transaction pursuant to the Plan of Arrangement under the Business Corporations Act (British Columbia) approved by the Court. Pursuant to the terms of the Restructuring Support Agreement, the Collateral Agent, the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that existed or may have existed in the future arising under any of the purchase agreements with respect to the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect to the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”). As of the Closing Date, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders irrevocably waived all Defaults. In August 2021, Gotham Green Partners, LLC and the Collateral Agent filed a Notice of Application with the Ontario Superior Court of Justice, which sought, among other things, a declaration that the outside date for closing the Recapitalization Transaction be extended, which extension was granted by such court and we subsequently appealed. Following the closing of the Recapitalization Transaction, we discontinued the appeal with prejudice.

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

As of the Closing Date, the outstanding principal amount of the Secured Notes (including the interim financing secured notes in the aggregate principal amount of approximately $14.7 million originally due on July 13, 2025 (the "Interim Financing")) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) the June Secured Debentures (as defined below) in the aggregate principal amount of $99.7 million and (C) the June Unsecured Debentures (as defined below) in the aggregate principal amount of $5.0 million. In addition, as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) the June Unsecured Debentures in the aggregate principal amount of $15.0 million. Furthermore, all existing options and warrants to purchase our common shares, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the Plan of Arrangement), were cancelled and extinguished for no consideration.

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
(4)
On December 31, 2021, our Board of Directors approved the terms of a Long-Term Incentive Program (“LTIP”) recommended by our compensation committee and, pursuant to which, on July 26, 2022 we issued to certain of our employees (including executive officers) an aggregate of 320,165,409 restricted stock units (“RSUs”), under our Amended and Restated Omnibus Incentive Plan dated October 15, 2018 in order to attract and retain such employees. RSUs represent a right to receive a single common share that is both non-transferable and forfeitable until certain conditions are satisfied. The allocation of RSUs was contingent upon the closing of the Recapitalization Transaction and was subject to approval of the CSE and the Board. All of our existing warrants and options were cancelled, and our common shares may be consolidated pursuant to a consolidation ratio which has yet to be determined.

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

Pursuant to the IRA, the Secured Lenders appointed Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert to serve on our Board. Mr. Cohen and Ms. Mathews-Spradlin’s appointments were effective as of the Closing Date and Mr. Gilbert’s appointment was effective as of August 11, 2022. The Consenting Unsecured Lenders initially appointed Zachary Arrick, Alexander Shoghi and Marco D’Attanasio to serve on our Board effective as of the Closing Date. On September 15, 2022, Mr. D’Attanasio resigned as a member of our Board and audit committee. On February 21, 2023, Mr. Arrick resigned as a member of our Board, compensation, nominating and corporate governance committees. On April 20, 2023, John Paterson was appointed to our Board. Mr. Paterson was nominated as a replacement director for Mr. D'Attanasio by the Investor that initially nominated Mr. D'Attanasio. As of the date hereof, the Consenting Unsecured Lenders have not filled the vacancies on our Board created by Mr. Arrick’s resignation. The directors appointed by the Secured Lenders and Consenting Unsecured Lenders will serve as our directors until our next annual general meeting of shareholders or until their successors are duly elected or appointed.

Acquisitions and Sale Transactions

GreenMart of Maryland, LLC, Rosebud Organics, Inc. and Budding Rose, Inc.

In January 2018, we, through our wholly-owned subsidiary, CGX Life Sciences, Inc. (“CGX”), entered into separate option agreements, as amended, with (i) all of the shareholders (the “Budding Rose Sellers”) of Budding Rose, Inc. (“Budding Rose”); (ii) all of the shareholders (the “Rosebud Sellers”) of Rosebud Organics, Inc. (“Rosebud”) (iii) Elizabeth Stavola (the “GMMD Seller”), our former officer and director and the sole member of GreenMart of Maryland, LLC (“GMMD”); and (iv) William Huber (the "LMS Seller"), the sole member of LMS Wellness, Benefit LLC ("LMS"), pursuant to which, CGX was granted and exercised its options to acquire 100%

ownership of Budding Rose, Rosebud, GMMD and LMS on September 16, 2021, April 1, 2021, November 5, 2021 and November 22, 2021, respectively, all subject to regulatory approval by the Maryland Medical Cannabis Commission (the “MMCC”). On July 28, 2022, the MMCC approved CGX’s request to acquire 100% ownership of Budding Rose, Rosebud and GMMD. On August 9, 2022, CGX closed on its acquisition of GMMD, and on August 18, 2022, CGX closed on its acquisitions of Rosebud and Budding Rose.

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

Disposition of Vermont Operations

On February 6, 2023, we entered into a membership interest purchase agreement (the "MIPA"), pursuant to we agreed to sell to OG Farms, LLC (the “Purchaser”), our membership interests in Grassroots Vermont Management Services, LLC (“GVMS”), the sole owner of all issued and outstanding authorized common stock of FWR, Inc. (“FWR”). FWR owns and operates a dispensary and cultivation/processing facility in Vermont and is included our Eastern Region reporting segment. The aggregate proceeds to be received from the sale are $0.2 million in cash, subject to adjustments to be determined on date of closing. The closing of the MIPA is subject to, among other conditions, a Change of Control Approval from the Vermont Cannabis Control Board (the “CCB”). On February 6, 2023, we also entered into a management agreement (the “Management Agreement”) whereby the Purchaser has been appointed as the sole and exclusive manager of, and will receive all profit earned by, GVMS and FWR, through the date of closing. The Management Agreement became effective on March 8, 2023, upon approval by the CCB (the “Effective Date”). As of the Effective Date, all operational control was transferred to the Purchaser and we determined that we no longer have a controlling financial interest as of the Effective Date. We recognized a loss on deconsolidation of $0.5 million, which is the difference between the aggregate consideration to be received and the book value of the assets as of the Effective Date, which is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2023.

Recent Developments

New Jersey - Commencement of Adult-Use Sales and Expansion of Medical Operations

On April 13, 2023, our wholly-owned subsidiary, MPX NJ, received regulatory approval from the New Jersey Cannabis Regulatory Commission (the "CRC") to commence adult-use operations at its cultivation and processing facility located in Pleasantville, New Jersey and its dispensary in Atlantic City, New Jersey, with adult-use sales beginning on April 20, 2023. On April 13, 2023, the CRC also approved our satellite dispensary application for MPX NJ's medical dispensary in Gloucester Township, New Jersey, which opened for medical sales on April 26, 2023. Our second satellite dispensary application for MPX NJ's third dispensary remains pending before the CRC.

Issuance of Common Shares

On April 19, 2023, we issued common shares totaling 6,151,415 for vested restricted stock units, out of which we withheld 3,103,098 shares to satisfy employees’ tax obligations with respect thereto of less than $0.1 million.

Sale of CBD Business

On May 8, 2023, our wholly-owned subsidiary, iA CBD, LLC ("iA CBD"), entered into an Asset Purchase Agreement (the "Purchase Agreement") with C4L, LLC (the "Buyer"), pursuant to which, we agreed to sell substantially all of the assets of iA CBD. iA CBD owns and operates the assets associated with our CBD products branded as CBD for Life (the "Business"). The aggregate proceeds to be received from the sale are $0.2 million in cash. The closing of the Purchase Agreement is subject to, among other customary conditions, the assignment of the United States Small Business Loan held by iA CBD. On May 8, 2023, we also entered into an interim management agreement (the "Management Agreement"), pursuant to which the Buyer assumed full operational and managerial control of the Business as of May 8, 2023. The Management Agreement will remain in effect until the earlier of the (i) closing of the Purchase Agreement; and (ii) the termination of the Purchase Agreement in accordance with its terms.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenues and Gross Profit

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2023	2022
Revenues
Eastern Region	$22,011	$24,785
Western Region	14,565	17,716
Other	177	289
Total revenues	$36,753	$42,790
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(11,390)	$(8,717)
Western Region	(9,393)	(11,305)
Other	(458)	(276)
Total Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(21,241)	$(20,298)

Gross profit
Eastern Region	$10,621	$16,068
Western Region	5,172	6,411
Other	(281)	13
Total gross profit	$15,512	$22,492

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey and Vermont. Results from our Vermont business were included until March 8, 2023 when it was deconsolidated. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.

Expenses

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2023	2022
Total operating expenses	$24,839	$31,869
Total other income (expenses)	(5,469)	4,150
Income tax expense	3,799	4,875

Selling, General and Administrative Expenses Details

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2023	2022
Salaries and employee benefits	$8,124	$10,289
Share-based compensation	1,489	1,464
Legal and other professional fees	3,172	3,624
Facility, insurance and technology costs	3,286	4,159
Marketing expenses	1,190	1,295
Travel and pursuit costs	237	262
Amortization on right-of-use assets	537	623
Other general corporate expenditures	(166)	1,690
Total	$17,869	$23,406

Total operating expenses

Total operating expenses other than those included in costs and expenses applicable to revenues consist of selling, general, and administrative expenses which are necessary to conduct our ordinary business operations. In addition, total operating expenses consist of marketing, technology, and other growth initiatives related expenses such as opening new dispensaries and building-out our facilities, as well as depreciation and amortization charges taken on our fixed and intangible assets, and any write-downs or impairment on our assets. We have taken the necessary measures to control our discretionary spending and employ capital as efficiently as possible. After normalizing for one-time items, we expect total operating expenses to remain consistent over the remainder of 2023 as we continue to employ a disciplined capital allocation approach and continue to closely monitor operating expenditures and discretionary spending.

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

Income tax expense

As a company operating in the federally illegal cannabis industry, we are subject to the limitations of Internal Revenue Code Section 280E (“Section 280E”) under which taxpayers are only allowed to deduct expenses directly related to sales of product and no other ordinary business expenses. Our effective tax rate differs from the statutory tax rate and varies from year to year primarily as a result of numerous permanent differences, the provision for income taxes at different rates in foreign and domestic jurisdictions, including changes in enacted statutory tax rate increases or reductions in the period, changes in our valuation allowance based on our recoverability assessments of deferred tax assets and favorable or unfavorable resolution of various tax examinations.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Eastern region

For the three months ended March 31, 2023, our sales revenues in the eastern region were $22.0 million as compared to $24.8 million for the three months ended March 31, 2022, which represents a decrease of 11.2%. The main drivers for the decrease in revenues are lower retail revenues in Florida and both lower retail and wholesale revenues in Maryland from increased competition and price compression in both markets. This was offset by an increase in retail and wholesale revenues in Massachusetts, increase in retail revenue in New York, and new retail and wholesale revenues earned from our New Jersey operations compared to no revenues earned during the three months ended March 31, 2022 as our New Jersey operations were then still under construction.

For the three months ended March 31, 2023, gross profit was $10.6 million, or 48.3% of sales revenues, as compared to a gross profit of $16.1 million, or 65.5% of sales revenues, for the three months ended March 31, 2022. Gross profit margins decreased due to lower selling prices in retail dispensaries in Florida, Maryland and Massachusetts as well as lower wholesale prices in Maryland and Massachusetts while production costs and sales discounts continued to increase as a result of nationwide inflation and increased competition in these markets.

During the three months ended March 31, 2023, approximately 8,860 pounds of plant material was harvested in the eastern region as compared to approximately 8,860 pounds harvested during the three months ended March 31, 2022. Harvested plant material is comparable between the three months ended March 31, 2023 and March 31, 2022. There was a decrease in harvested plant material in Massachusetts as we continue to optimize production runs across our two facilities, which was offset by an increase in harvested plant material in New Jersey as we now have an operational facility, compared to no harvests during the three months ended March 31, 2022, as the Pleasantville, New Jersey facility was then still under construction.

Western region

For the three months ended March 31, 2023, our sales revenues in the western region were $14.6 million as compared to $17.7 million for the three months ended March 31, 2022, which represents a decrease of 17.8%. The decrease in revenues in the western region is attributable to lower wholesale revenues in both Arizona and Nevada, as well as a decrease in retail revenues in Arizona during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This was partially offset by an increase in Nevada retail revenues from our new Las Vegas, Nevada dispensary which opened in September 2022.

For the three months ended March 31, 2023, gross profit was $5.2 million, or 35.6% of sales revenues, as compared to a gross profit of $6.4 million, or 36.1% of sales revenues, for the three months ended March 31, 2022. Gross profit margins have remained stable in the western region, with a slight decrease due to higher sales discounts offered in Arizona during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

During the three months ended March 31, 2023, approximately 1,850 pounds of plant material was harvested in the western region as compared to approximately 1,660 pounds harvested during the three months ended March 31, 2022. The increase in harvested plant material is attributable to higher cultivation yields in Arizona and Nevada during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Other revenues and other gross profits

For the three months ended March 31, 2023, other revenues were $0.2 million as compared to $0.3 million for the three months ended March 31, 2022. This decrease is due to lower sales from our CBD business. For the three months ended March 31, 2023, other gross profits was negative $0.3 million as compared to less than $0.1 million for the three months ended March 31, 2022. This decrease in other gross profits is due to a $0.3 million inventory reserve accrued on CBD inventory recognized in costs and expenses applicable to revenues on our unaudited interim condensed consolidated statement of operations during the three months ended March 31, 2023 as compared to $Nil during the three months ended March 31, 2022.

Total operating expenses

For the three months ended March 31, 2023, our total operating expenses were $24.8 million as compared to $31.9 million for the three months ended March 31, 2022, which represents a decrease of 22.1%.

The decrease in total operating expenses resulted from a decrease of $5.5 million in our selling, general, and administrative expenses which is attributable to: $2.2 million decrease in our salaries and employee expenses from reduced headcount as we had approximately 840 employees as of March 31, 2023 as compared to approximately 1,000 employees as of March 31, 2022; a one-time insurance refund of $1.1 million which offset certain legal expenses; a $1.7 million decrease of general corporate expenditures and facility expenses during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022; and a $0.5 million decrease in legal expenses as we had less legal activity during the three months ended March 31, 2023 as compared to March 31, 2022.

The decrease in total operating expenses is also attributable to a $2.0 million decrease in our depreciation and amortization expenses during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. We had a lower depreciable fixed and intangible asset base from the impairment of our Vermont and Nevada operations and from the sale of certain properties during the year ended December 31, 2022.

The decrease in total operating expenses was partially offset by a $0.5 million write-down recognized as a result of deconsolidating our Vermont business, which is the difference between the aggregate consideration to be received and the book value of the assets as of the effective date of the sale. This compared to immaterial write-downs and recoveries during the three months ended March 31, 2022.

Total other income and expenses

For the three months ended March 31, 2023, our total other expenses were $5.5 million as compared to total other income of $4.2 million for the three months ended March 31, 2022, which represents a decrease of 231.8%.

The decrease in total other income and expenses between the three months ended March 31, 2023 and 2022 is attributable to: $10.4 million fair value gain net of tax from the noncash consideration provided as part of our acquisition of MPX New Jersey LLC (“MPX NJ Acquisition”) during the three months ended March 31, 2022; lower interest expense of $2.2 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 from the closing of the Recapitalization Transaction on June 24, 2022 that extinguished a portion of our total outstanding debt and reduced the interest rates on the June Secured Debentures and the $11.0 million senior secured bridge notes issued by iAnthus New Jersey, LLC (“INJ”) on February 2, 2021 (“Senior Secured Bridge Notes”); no interest on the Exit Fee during the three months ended March 31, 2023 as the Exit Fee was cancelled as part of the Recapitalization Transaction, as compared to $0.4 million during the three months ended March 31, 2022.

The total decrease in total other income and expenses was partially offset by a $1.3 million loss on debt extinguishment related to the amendment of the Senior Secured Bridge Notes during the three months ended March 31, 2023, and from an increase in accretion expense of $0.2 million as we are now accruing accretion on the June Secured Debentures and June Unsecured Debentures as compared to no accretion expense on these debt instruments during the three months ended March 31, 2022.

Income tax expense

For the three months ended March 31, 2023, our income tax expense was $3.8 million as compared to $4.9 million for the three months ended March 31, 2022, which represents a decrease of 22.1%. The decrease in income tax expense is a result of our lower taxable income during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we held unrestricted cash of $12.3 million (December 31, 2022—$14.3 million) and had an accumulated deficit of $1,269.6 million (December 31, 2022—$1,251.0 million) and a working capital deficit of $61.6 million (December 31, 2022—$41.9 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

We believe that the consummation of the Recapitalization Transaction will provide the necessary funding for us to continue funding our operations in the future. Further, the consummation of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures and the Senior Secured Bridge Notes, and allows interest to be paid-in-kind. We believe we may be able to continue as a going concern for a period of no less than 12 months from the date of these unaudited interim condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flow for the Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash used in operating activities during the three months ended March 31, 2023 was $0.8 million as compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 2022. The reduction in our net cash provided from operating activities during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due primarily to our net loss of $18.6 million, partially offset by $7.0 million of depreciation and amortization expense, $3.7 million in interest expense, $1.5 million in share-based compensation expense, $1.3 million in loss on debt extinguishment from the amendment of our Senior Secured Bridge Notes, $1.0 million of accretion expense, $0.5 million from write-downs related to the deconsolidation of our Vermont operations, and $0.2 million from inventory reserves related to CBD inventory. This was partially offset by $2.5 million from changes in operating assets and liabilities items during the three months ended March 31, 2023.

Changes in other operating assets for the three months ended March 31, 2023 include an increase in inventory of $0.5 million due to lower sales during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, and an increase of $1.7 million related to reclassifying certain properties as assets held-for-sale during the three months ended March 31, 2023 as compared to the months ended March 31, 2022.

Changes in other operating liabilities for the three months ended March 31, 2023 include an increase in accrued and other current liabilities of $1.5 million due to accrued income taxes for the period, interest and recapitalization fees due upon closing of the Recapitalization Transaction on June 24, 2022, and a decrease in accounts payable of $2.5 million as compared to the three months ended March 31, 2022.

As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although we expect to have positive cash flows from operations in 2023, no assurance can be given that we will have positive cash flows in the future.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023, was $1.0 million as compared to $1.6 million during the three months ended March 31, 2022. The decrease in cash used in investing activities was primarily attributable to lower cultivation and dispensary construction expenditures of $1.0 million during the three months ended March 31, 2023 as compared to $1.6 million during the three months ended March 31, 2022. In addition, during the three months ended March 31, 2023, we did not loan any amounts to MPX NJ as compared to $0.1 million during the three months ended March 31, 2022 prior to the MPX NJ Acquisition.

Cash flow provided from investing activities during the three months ended March 31, 2023 included no proceeds from the sale of certain property, plant and equipment compared to $0.1 million during the three months ended March 31, 2022.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $0.2 million as compared to less than $0.1 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we paid $0.2 million on our employees' behalf as part of RSUs issuances as compared to $Nil during the three months ended March 31, 2022.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 12 of the unaudited interim condensed consolidated financial statements included in Item I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Effective as of May 6, 2022 (the “May Resignation Date”), Randy Maslow, our then Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with our subsidiaries and its affiliates, and from our Board of Directors and its committees. In connection with the resignation, we executed a separation agreement (the “May Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow received total cash compensation in the amount of approximately $12.2 million (the “May Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, we will continue to pay the monthly premium for Mr. Maslow’s continued participation in our health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire our common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire our common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25,000 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and we did not elect to extend the term. During the three months ended March 31, 2023, we paid $Nil to Mr. Maslow in relation to consulting services provided (March 31, 2022 - $Nil).

Effective as of November 14, 2022, Julius Kalcevich, our then Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), we executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of March 31, 2023, the total balance owed to Mr. Kalcevich was $0.6 million (December 31, 2022 - $0.9 million).

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). Certain of these New

Secured Lenders held greater than 5.0% of our outstanding common shares upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of March 31, 2023, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $7.0 million (December 31, 2022 – $6.7M). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Our significant accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 29, 2023 which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates as from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the SEC.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, with respect to (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) our internal controls relating to inventory valuation, estimated useful lives and depreciation of long-lived assets, expense cutoff for certain subsidiaries, business combinations, impairment of long-lived assets, and debt modification and extinguishment were not effective; (2) information technology general controls related to access security were not designed and implemented for all financially relevant applications, and we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) we did not perform an effective risk assessment or effectively monitor internal controls over financial reporting, we did not have written documentation of internal control policies and procedures, and we lacked sufficient resources to adequately perform and monitor account reconciliation and review controls; and (4) we misclassified certain employees as contractors based on the rules and regulations of the IRS.

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

Roberts Matter

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement (“SRA”) to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the SRA forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the SRA. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending.

U.S. Hi-Med Matter

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the “Hi-Med Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the “Hi-Med Lawsuit”). Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of

Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the Hi-Med Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ reply were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss Hi-Med’s second Amended Complaint. Hi-Med’s opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. On January 17, 2023, the parties submitted the matter, together with the Class Action Lawsuit referenced below, to mediation. On January 31, 2023, the parties advised the SDNY that the defendants and Hi-Med remain in ongoing settlement discussions. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Hi-Med action until February 21, 2023, to allow for continued settlement discussions between the parties, which the SDNY granted on February 7, 2023. On February 16, 2023, the parties advised the SDNY that the parties remained in ongoing settlement discussions and requested that SDNY extend the parties’ deadlines further until March 21, 2023, which the SDNY granted on February 21, 2023. On March 16, 2023, the Parties requested another extension of the parties’ deadlines until April 11, 2023 to continue settlement discussions, which the SDNY granted on March 17, 2023. On April 6, 2023, the parties again advised the SDNY that settlement discussions remained ongoing and requested another extension of the applicable deadlines until May 2, 2023, which the SDNY granted. On April 28, 2023, another extension of the deadlines until May 16, 2023 was requested due to ongoing settlement discussions, which the SDNY granted.

Class Action Lawsuit

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

Canadian Shareholder Class Action Lawsuit

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company and its former Chief Executive Officer and former Chief Financial Officer in the Ontario Superior Court of Justice in Toronto, Ontario. On September 27, 2021, the court granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. On March 3, 2023, the Company made a settlement offer to the plaintiff to fully resolve the Amended Claim and the parties are engaging in settlement discussions.

Claim by Former Consultant

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against THCWC and iA AZ claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1,000,000 and $10,000,000. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. The parties are currently engaging in discovery. On April 25, 2023, the parties attended a mediation, which was unsuccessful.

Annual General Meeting Petition

On June 20, 2022, Michael Weisser (“Weisser”) commenced a petition (the “Petition”) in the Supreme Court of British Columbia (the “Court”) against iAnthus Capital Holdings, Inc. ("ICH") and ICH's former board of directors. In the Petition, Weisser sought: (i) a declaration that the affairs of ICH and its then-board of directors were being conducted or have been conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order that Weisser is entitled to call and hold ICH's annual general meeting for 2020 ( “2020 AGM”) on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iii) alternatively, an order that ICH hold the 2020 AGM on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iv) an order that ICH set the record date for the 2020 AGM; (v) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; and (vi) an order that ICH be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM. On June 22, 2022, Weisser was granted a short leave by the Court, which permitted a return date for the Petition of June 28, 2022. On June 24 2022, the Company closed the Recapitalization Transaction and ICH noticed the 2020 AGM, the annual general meeting for 2021 (“2021 AGM”) and the annual general meeting for 2022 (the “2022 AGM” and together with the 2020 AGM and 2021 AGM, the “AGMs”). As a result, the Petition was rendered moot.

On November 14, 2022, Weisser filed an application (the “Application”) in the Petition proceeding, seeking to add the Secured Lenders and Consenting Unsecured Lenders as respondents to the Petition and to amend the Petition. Specifically, Weisser is seeking to amend the Petition to request: (i) a declaration that the affairs of the Secured Lenders, Consenting Unsecured Lenders, ICH and its then-directors have been and are continuing to be conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order setting aside and/or unwinding the closing of the Recapitalization Transaction; (iii) an order setting aside the results of the AGMs held on August 11, 2022; (iv) an order that the 2020 AGM be held by December 31, 2022; (v) an order that ICH set the record date for the 2020 AGM to hold the meeting by December 31, 2022; (vi) an order that for purposes of voting at the 2020 AGM, the shareholdings of ICH be those shareholdings that existed prior to the closing of the Recapitalization Transaction; (vii) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; (viii) an order that ICH be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM; and (ix) an order that pending the 2020 AGM, ICH’s current board of directors be replaced by an interim slate of directors to be nominated by Weisser. On May 2, 2023, ICH and its former directors filed their response to the Petition, opposing all orders sought by Weisser, in part, as the Petition is barred by the releases in the Plan of Arrangement and constitutes a collateral attack on Justice Gomery's order approving the Plan of Arrangement. Weisser has not requested a hearing date on the Petition yet.

Claim by Former Financial Advisor

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against ICH in the Ontario Superior Court of Justice pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and ICH. Specifically, Canaccord alleges that it is owed a cash fee equal to $2,236,000 (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. ICH's Statement of Defense is due on May 15, 2023, in which, ICH intends to dispute that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Reports, which could materially affect our business, financial condition or future results. The risks described in our Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: May 15, 2023	By:	/s/ Robert Galvin
Robert Galvin
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Philippe Faraut
Philippe Faraut
Chief Financial Officer
(Principal Financial and Accounting Officer)