Form 10-Q
period 2023-06-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2023-08-14
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56228

IANTHUS CAPITAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-1360810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 King Street, Suite 314 Toronto, Ontario M5H 3S6	10170
(Address of principal executive offices)	(Zip Code)

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

Number of common shares outstanding as of August 9, 2023 was 6,459,843,879.

" "

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Unaudited Interim Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (Audited)	4

	Unaudited Interim Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2023 and 2022	5

	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months ended June 30, 2023 and 2022	6

	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	7

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION		55

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosure	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

	Signatures	60

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	June 30,	December 31,
	2023 (Unaudited)	2022 (Audited)
Assets
Cash	$10,065	$14,336
Restricted cash	70	70
Accounts receivable, net of allowance for doubtful accounts of $88 (December 31, 2022 - $87)	4,245	3,999
Prepaid expenses	2,928	2,215
Inventories, net	32,828	29,800
Other current assets	1,910	202
Current Assets	52,046	50,622
Investments	523	232
Property, plant and equipment, net	97,758	103,320
Operating lease right-of-use assets, net	27,038	28,399
Other long-term assets	3,832	3,847
Intangible assets, net	112,246	117,047
Total Assets	$293,443	$303,467
Liabilities and Shareholders' (Deficit) Equity
Accounts payable	$15,672	$10,690
Accrued and other current liabilities	87,409	74,036
Current portion of long-term debt, net of issuance costs	14,671	51
Current portion of operating lease liabilities	7,782	7,789
Current Liabilities	125,534	92,566
Long-term debt, net of issuance costs	141,248	147,261
Deferred income tax	23,763	23,815
Long-term portion of operating lease liabilities	27,802	28,836
Total Liabilities	318,347	292,478
Commitments and Contingencies (Refer to Note 10)
Shareholders' (Deficit) Equity
Common shares ⸺ no par value. Authorized ⸺ unlimited number. 6,445,223 ⸺ issued and outstanding (December 31, 2022 ⸺ 6,403,289 ⸺ issued and outstanding)	—	—
Additional paid-in capital	1,264,863	1,262,012
Accumulated deficit	(1,289,767)	(1,251,023)
Total Shareholders' (Deficit) Equity	$(24,904)	$10,989
Total Liabilities and Shareholders' (Deficit) Equity	$293,443	$303,467

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues, net of discounts	$38,715	$43,481	$75,468	$86,271
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(20,325)	(23,813)	(41,566)	(44,111)
Gross profit	18,390	19,668	33,902	42,160
Operating expenses
Selling, general and administrative expenses	22,211	58,130	40,080	81,536
Depreciation and amortization	6,294	6,810	12,748	15,216
Write-downs and other charges, net	20	154	536	211
Total operating expenses	28,525	65,094	53,364	96,963
Loss from operations	(10,135)	(45,426)	(19,462)	(54,803)
Other income	312	928	877	12,254
Interest expense	(3,899)	(5,793)	(7,634)	(11,687)
Accretion expense	(974)	(775)	(1,952)	(1,541)
Provision for debt obligation fee	—	(390)	—	(804)
Loss on debt extinguishment (Refer to Note 5)	—	(316,577)	(1,288)	(316,577)
Losses from changes in fair value of financial instruments	(11)	(138)	(44)	(240)
Loss before income taxes	(14,707)	(368,171)	(29,503)	(373,398)
Income tax expense	5,442	5,391	9,241	10,266
Net loss	$(20,149)	$(373,562)	$(38,744)	$(383,664)

Net loss per share - basic and diluted	$(0.00)	$(0.65)	$(0.01)	$(1.03)
Weighted average number of common shares outstanding - basic and diluted	6,408,088	572,108	6,413,710	373,019

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands of U.S. dollars or shares)

	Three Months Ended June 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – March 31, 2023	6,439,071	$1,263,300	$(1,269,618)	$(6,318)
Share-based compensation	9,255	1,593	—	1,593
Share settlement for taxes paid related to restricted stock units	(3,103)	(30)	—	(30)
Net loss	—	—	(20,149)	(20,149)
Balance – June 30, 2023	6,445,223	$1,264,863	$(1,289,767)	$(24,904)

	Six Months Ended June 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance – January 1, 2023	6,403,289	$1,262,012	$(1,251,023)	$10,989
Share-based compensation	49,710	3,082	—	3,082
Share settlement for taxes paid related to restricted stock units	(7,776)	(231)	—	(231)
Net loss	—	—	(38,744)	(38,744)
Balance – June 30, 2023	6,445,223	$1,264,863	$(1,289,767)	$(24,904)

	Three Months Ended June 30, 2022
	Number of Common Shares ('000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – March 31, 2022	171,718	$1,531	$777,926	$(811,734)	$(32,277)
Share-based compensation	—	—	21,372	—	21,372
Share issuance - Recapitalization Transaction	6,072,580	—	455,443	—	455,443
Net loss	—	—	—	(373,562)	(373,562)
Balance – June 30, 2022	6,244,298	$1,531	$1,254,741	$(1,185,296)	$70,976

	Six Months Ended June 30, 2022
	Number of Common Shares ('000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – January 1, 2022 - (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)
Share-based compensation	—	—	22,836	—	22,836
Share issuance - Recapitalization Transaction	6,072,580	—	455,443	—	455,443
Net loss	—	—	—	(383,664)	(383,664)
Balance – June 30, 2022	6,244,298	$1,531	$1,254,741	$(1,185,296)	$70,976

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(38,744)	$(383,664)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Interest income	(4)	(76)
Interest expense	7,634	11,687
Accretion expense	1,952	1,541
Provision for debt obligation fee	—	804
Depreciation and amortization	13,800	16,424
Write-downs and other charges, net	536	211
Inventory reserve	249	—
Share-based compensation	3,082	22,836
Losses from change in fair value of financial instruments	44	240
Gain from nonmonetary consideration from acquisition (Refer to Note 4)	—	(10,460)
Loss on debt extinguishment (Refer to Note 5)	1,288	316,577
Change in operating assets and liabilities (Refer to Note 13)	10,507	18,227
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$344	$(5,653)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,946)	(4,731)
Acquisition of other intangible assets	(2,345)	(70)
Proceeds from sale of property, plant and equipment	—	885
Issuance of related party promissory note	—	(92)
Cash impact of deconsolidation of subsidiaries	(68)	—
Purchase of subsidiaries, net of cash acquired	—	4
NET CASH USED IN INVESTING ACTIVITIES	$(4,359)	$(4,004)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(25)	(31)
Proceeds from issuance of debt	—	24,250
Taxes paid related to net share settlement of restricted stock units	(231)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(256)	$24,219
CASH AND RESTRICTED CASH
NET (DECREASE) / INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	(4,271)	14,562
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	14,406	16,578
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$10,135	$31,140

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 1 – Organization and Description of Business

(a) Description of Business

iAnthus Capital Holdings, Inc. (“ICH”), together with its consolidated subsidiaries (the “Company”) was incorporated under the laws of British Columbia, Canada, on November 15, 2013. The Company is a vertically-integrated multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities in the United States. Through the Company’s subsidiaries, licenses, interests and contractual arrangements, the Company has the capacity to operate dispensaries and cultivation/processing facilities, and manufacture and distribute cannabis across the states in which the Company operates in the U.S.

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2023, or any other period.

Except as otherwise stated, these unaudited interim condensed consolidated financial statements are presented in U.S. dollars.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c) Consummation of Recapitalization Transaction

On June 24, 2022 (the “Closing Date”), the Company completed its previously announced recapitalization transaction (the “Recapitalization Transaction”) pursuant to the terms of the Restructuring Support Agreement (the “Restructuring Support Agreement”) dated July 10, 2020, as amended on June 15, 2021, by and among the Company, all of the holders (the “Secured Lenders”) of the 13.0% senior secured convertible debentures (the “Secured Notes”) issued by iAnthus Capital Management, LLC (“ICM”), a wholly-owned subsidiary of the Company, and a majority of the holders (the “Consenting Unsecured Lenders”) of the Company’s 8.0% unsecured convertible debentures (the “Unsecured Debentures”). Closing of the Recapitalization Transaction through an amended and restated plan of arrangement (the “Plan of Arrangement”) was subject to certain conditions, including: approval of the Secured Lenders, all of the holders (the “Unsecured Lenders” and together with the Secured Lenders, the “Lenders”) of the Unsecured Debentures and existing holders of our common shares, warrants and options; approval of the Plan of Arrangement by the Supreme Court of British Columbia (the "Court"); and the receipt of all necessary state regulatory approvals in which the Company operates that required approval; and approval by the Canadian Securities Exchange (collectively, the "Requisite Approvals"). All Requisite Approvals required to close the Recapitalization Transaction were satisfied, conditioned, or waived by the Company, the Secured Lenders and Consenting Unsecured Lenders on the Closing Date. Pursuant to the terms of the Restructuring Support Agreement, Gotham Green Admin 1, LLC as collateral agent (the “Collateral Agent”), the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that existed or may have existed in the future arising under any of the purchase agreements with respect to the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect to the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”). As of the Closing Date, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders irrevocably waived all Defaults.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Unsecured Debenture Purchase Agreement

In connection with the closing of the Recapitalization Transaction, ICH, as guarantor of the Guaranteed Obligations (as defined in the Unsecured DPA (as defined herein)), entered into an Unsecured Debenture Purchase Agreement (the “Unsecured DPA”) dated as of June 24, 2022 with ICM, the Secured Lenders and the Consenting Unsecured Lenders pursuant to which ICM issued 8.0% unsecured debentures (the “June Unsecured Debentures”) in the aggregate principal amount of $20.0 million pursuant to the Plan of Arrangement, including $5.0 million to the Secured Lenders and $15.0 million to the Unsecured Lenders.

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three and six months ended June 30, 2023, the Company reported net losses of $20.1 million and $38.7 million, respectively, an operating cash inflow of $0.3 million for the six months ended June 30, 2023, and an accumulated deficit of $1,289.8 million as of June 30, 2023.

The closing of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures and the $11.0 million senior secured bridge notes issued by iAnthus New Jersey, LLC (“INJ”) on February 2, 2021 (“Senior Secured Bridge Notes”) and allows interest to be paid-in-kind. As such, the Company believes it may continue to generate positive cash flows from operations in the near future. Notwithstanding the foregoing, the Company’s substantial losses and working capital deficiency cast substantial doubt on the Company’s ability to continue as a going concern for a period of no less than 12 months from the date of this report. These unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Maturities of lease liabilities for operating leases as of June 30, 2023, were as follows:

Operating Leases
2024	$7,782
2025	7,877
2026	7,921
2027	7,492
2028	7,230
Thereafter	50,466
Total lease payments	$88,768
Less: interest expense	(53,184)
Present value of lease liabilities	$35,584
Weighted-average remaining lease term (years)	10.7
Weighted-average discount rate	20%

For the three and six months ended June 30, 2023, the Company recorded operating lease expenses of $2.2 million and $4.5 million, respectively (June 30, 2022—$2.3 million and $4.7 million, respectively), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated balance sheets. For the three and six months ended June 30, 2023, the Company recorded sublease income of $0.3 million and $0.5 million, respectively (June 30, 2022 – $0.2 million and $0.5 million, respectively), which is included in other income on the unaudited interim condensed consolidated statements of operations.

Supplemental balance sheet information related to leases are as follows:

		June 30,	December 31,
Balance Sheet Information	Classification	2023	2022
Operating right-of-use assets, net	Operating leases	$27,038	$28,399
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,782	$7,789
Long-term portion of operating lease liabilities	Operating leases	27,802	28,836
Total		$35,584	$36,625

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 3 - Inventories, net

Inventories are comprised of the following items:

	June 30,	December 31,
	2023	2022

Supplies	$6,335	$7,018
Raw materials	9,123	8,903
Work in process	8,265	5,807
Finished goods	9,105	8,072
Total	$32,828	$29,800

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and six months ended June 30, 2023, the Company recorded $Nil and $0.9 million, respectively (June 30, 2022 – $0.2 million and $0.5 million, respectively), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

For the three and six months ended June 30, 2023, the Company recorded $Nil and $0.3 million, respectively (June 30, 2022 - $Nil and $Nil, respectively) in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations for inventory reserves.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company has determined that this acquisition is an asset acquisition under ASC 805 Business Combinations whereby the total consideration is allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing date. The Company determined the fair value of the net identifiable assets received from the asset acquisition was a more reliable measurement of the assets exchanged as part of this asset acquisition. The Company concluded that the consideration included a nonmonetary component of $14.5 million as noncash consideration exchanged for the net identifiable assets received from MPX NJ. The related tax impact of $4.1 million was netted against this gain. As a result, the Company recorded a $10.5 million gain within other income on the unaudited interim condensed consolidated statements of operations for the six months ended June 30, 2022.

Operating results have been included in these unaudited interim condensed consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s unaudited interim condensed consolidated financial statements. The Company recorded acquisition costs of $Nil and $0.3 million within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively.

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

Background of Recapitalization Transaction

On March 31, 2020, the Company did not make interest payments due to the Secured Lenders and the Unsecured Lenders. Through June 24, 2022, the Company had been in default on the Secured Notes and Unsecured Debentures, which, as of June 24, 2022, consisted of $97.5 million and $60.0 million of principal amount and $38.5 million and $11.9 million in accrued interest, respectively. In addition, as a result of the default, the Company had accrued additional fees and interest of $16.2 million in excess of the aforementioned amounts.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On July 10, 2020, ICH and certain of its subsidiaries entered into the Restructuring Support Agreement with the Secured Lenders and the Consenting Unsecured Lenders to affect the Recapitalization Transaction. Under the Restructuring Support Agreement, certain of the Secured Lenders agreed to provide interim financing in the amount of $14.7 million (the “Tranche Four Secured Notes”).

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

The following table summarizes long term debt outstanding as of June 30, 2023:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2023	$13,852	$90,273	$26,067	$16,175	$945	$147,312
Fair value of financial liabilities issued	14,579	4,225	1,059	847	—	20,710
Accretion of balance	74	1,420	—	458	—	1,952
Debt extinguishment	(13,886)	—	—	—	—	(13,886)
Deconsolidation	—	—	—	—	(144)	(144)
Repayment	—	—	—	—	(25)	(25)
As of June 30, 2023	$14,619	$95,918	$27,126	$17,480	$776	$155,919

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

On the Closing Date, the Company fully amortized the debt discount costs related to the old debt that were extinguished. As of June 30, 2023, the total and unamortized debt discount costs related to new debt were $20.4 million and $16.6 million, respectively (December 31, 2022— $20.3 million and $18.4 million, respectively). As of June 30, 2023, the total and unamortized debt issuance costs related to debts that were not part of the Recapitalization Transaction were $0.7 million and $Nil, respectively (December 31, 2022—$0.7 million and less than $0.1 million, respectively).

As of June 30, 2023, the total interest accrued on both current and long-term debt was $Nil (December 31, 2022 - $Nil). As of the Closing Date, the total accrued interest of $56.3 million was extinguished and settled in full as part of the Recapitalization Transaction.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the three and six months ended June 30, 2023, interest expense of $Nil and $Nil, respectively (June 30, 2022 - $1.6 million and $3.2 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2023, interest expense of $Nil and $Nil, respectively (June 30, 2022 – $0.4 million and $0.8 million, respectively), was recorded in relation to the Exit Fee on the unaudited interim condensed consolidated statements of operations. As of June 24, 2022, the aggregate Exit Fee obligation of $16.2 million was satisfied in connection with the closing of the Recapitalization Transaction, which was comprised of an aggregate of $10.3 million in principal amount and $5.9 million in accrued interest.

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

For the three and six months ended June 30, 2023, interest expense of $Nil and $Nil, respectively (June 30, 2022 - $0.8 million and $1.6 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2023, interest expense of $Nil and $Nil, respectively (June 30, 2022 - $1.4 million and $2.8 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the three and six months ended June 30, 2023, interest expense of $Nil and $Nil, respectively (June 30, 2022 - $0.3 million and $0.7 million, respectively), and accretion expense of $Nil and $Nil, respectively (June 30, 2022 - $0.1 million and $0.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

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

On February 2, 2023, the Company and INJ entered into an amendment (the “Amendment”) to the Senior Secured Bridge Notes with all of the holders of the Senior Secured Bridge Notes. Pursuant to the Amendment, the maturity date of the Senior Secured Bridge Notes was extended until February 2, 2024, the interest on the principal amount outstanding was increased to a rate of 12.0% per annum, and an amendment fee equal to 10.0% of the principal amount outstanding of the Senior Secured Bridge Notes as of February 2, 2023 or $1.4 million in the aggregate, was added to such notes such that it will become due and payable on the extended maturity date. In accordance with debt extinguishment accounting guidance outlined in ASC 470, the terms of the Senior Secured Bridge Notes were materially modified pursuant to the Amendment and as such, the Company recorded a loss on debt extinguishment of $Nil and $1.3 million, respectively on the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2023.

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

For the three and six months ended June 30, 2023, interest expense of $0.4 million and $0.8 million, respectively (June 30, 2022 - $0.4 million and $0.9 million, respectively), and accretion expense of less than $0.1 million and $0.1 million, respectively (June 30, 2022 - $0.1 million and $0.2 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of June 30, 2023. The Senior Secured Bridge Notes are classified as current liabilities on the unaudited interim condensed consolidated balance sheets as they are due on February 2, 2024.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the three and six months ended June 30, 2023, interest expense of $Nil and $Nil, respectively (June 30, 2022 - $0.7 million and $1.4 million, respectively), and accretion expense of $Nil and $Nil, respectively (June 30, 2022 - $0.4 million and $0.7 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

For three and six months ended June 30, 2023, interest expense of $Nil and $Nil, respectively (June 30, 2022 - $0.5 million and $1.0 million, respectively), and accretion expense of $Nil and $Nil, respectively (June 30, 2022 - $0.2 million and $0.4 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2023, interest expense of $2.1 million and $4.2 million, respectively (June 30, 2022 - $0.1 million and $0.1 million, respectively), and accretion expense of $0.7 million and $1.4 million, respectively (June 30, 2022 - less than $0.1 million and less than $0.1 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of June 30, 2023. The June Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2023, interest expense of $0.4 million and $0.8 million, respectively (June 30, 2022 - less than $0.1 million and less than $0.1 million, respectively), and accretion expense of $0.3 million and $0.5 million, respectively (June 30, 2022 - less than $0.1 million and less than $0.1 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of June 30, 2023. The June Unsecured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2023, interest expense of $0.6 million and $1.1 million, respectively (June 30, 2022—less than $0.1 million and less than $0.1 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of June 30, 2023. The Additional Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the six months ended June 30, 2023:

•
On January 3, 2023, the Company issued common shares totaling 15,628 for vested restricted stock units, out of which the Company withheld 7,776 shares to satisfy employees’ tax obligations with respect thereto of $0.2 million.
•
On March 3, 2023, the Company issued common shares totaling 27,930 for vested restricted stock units.
•
On April 20, 2023, the Company issued common shares totaling 9,255 for vested restricted stock units, out of which the Company withheld 3,103 shares to satisfy employees’ tax obligations with respect thereto of less than $0.1 million.

The following is a summary of the common share issuances for the six months ended June 30, 2022:

•
An aggregate of 6,072,580 common shares were issued to the Secured Lenders and Unsecured Lenders on June 24, 2022 in connection with the closing of the Recapitalization Transaction.
(b)
Warrants

The following table summarizes certain information in respect of the Company’s warrants:

	June 30, 2023		December 31, 2022
	Units	Weighted Average Exercise Price (C$)	Units	Weighted Average Exercise Price (C$)
Warrants outstanding, beginning	—	$—	22,640	$3.56
Forfeited	—	—	(17,955)	2.52
Expired	—	—	(4,685)	7.53
Warrants outstanding, ending	—	$—	—	$—

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

As per the terms of the Restructuring Support Agreement, all outstanding warrants were forfeited as of the Closing Date of the Recapitalization Transaction, and warrants classified as derivative liabilities were revalued to $Nil as of December 31, 2022. The Company recognized revaluation gain of $Nil and $Nil, respectively for the three and six months ended June 30, 2023 (June 30, 2022 less than $0.1 million and $0.1 million, respectively) on the unaudited interim condensed consolidated statements of operations.

(c)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Common share options	7,877	7,877
Restricted stock units	151,542	173,230
Total	159,419	181,107
(d)
Stock Options

All existing options (the “Original Awards”) to purchase common shares of the Company issued to officers were cancelled and extinguished for no consideration on the date of closing the Recapitalization Transaction. On September 19, 2022, the Board awarded stock options to two officers of the Company as replacement awards for the Original Awards under the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) dated October 15, 2018. The Original Awards were cancelled on June 24, 2022, as part of the Recapitalization Transaction, and the new stock options were granted on September 19, 2022 (the “Replacement Stock Options”). As the fair value of the Original Awards was $Nil on the modification date, the incremental compensation cost recognized is equal to the fair value of the Replacement Stock Options on the modification date, which shall be recognized over the remaining requisite service period. The Replacement Stock Options granted vest over three-years, commencing on July 10, 2020. The remaining unrecognized compensation cost of less than $0.1 million will be amortized on a straight-line basis over the remaining weighted average requisite service period of 0.03 years.

Share-based compensation expense related to stock options for the three and six months ended June 30, 2023 was less than $0.1 million and less than $0.1 million, respectively (June 30, 2022 - $0.3 million and $1.8 million, respectively), and is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The following table summarizes certain information in respect of option activity during the period:

.	Six Months Ended June 30, 2023			Year Ended December 31, 2022
	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	7.78	10,504	$3.65	—
Granted	—	—	—	7,877	0.05	—
Cancellations	—	—	—	(7,111)	3.55	—
Forfeitures	—	—	—	(3,152)	4.42	—
Expirations	—	—	—	(241)	0.91	—
Options outstanding, ending (2)	7,877	$0.05	7.78	7,877	$0.05	7.78

(1)
The Original Awards are denominated in Canadian dollars. Exercise prices have been converted to U.S. dollar equivalents using an exchange rate of CAD$1.324 to $1.00 as of June 30, 2023.
(2)
As of June 30, 2023, 6,564 of the stock options outstanding were exercisable (December 31, 2022 - 6,564).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following assumptions:

	June 30, 2023	December 31, 2022
Risk-free interest rate	—	3.8%
Expected dividend yield	—	0.0%
Expected volatility	—	128.6%
Expected life	—	4.3 years

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

On December 8, 2022, the Board awarded 27,930 RSUs to Julius Kalcevich, a former officer of the Company, for compensation owed under section 4(g) of Mr. Kalcevich’s employment agreement (refer to Note 12). The fair value of the RSUs was determined on the grant date and the award was fully vested upon issuance.

On December 23, 2022, the Board awarded 21,400 RSUs to key employees of the Company, which shall vest over a three-year period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

On May 17, 2023, the Board awarded 25,977 RSUs to employees and one Board member. Of the RSUs awarded, 5,587 were fully vested on issuance and 20,391 shall vest over a period of one to three years. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On June 27, 2023, the Board awarded 12,950 RSUs to an employee. The RSUs shall vest over a period of three years. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

During the three and six months ended June 30, 2023, the Company recognized $1.6 million and $3.1 million, respectively of share-based compensation expense associated with the RSUs (June 30, 2022—$21.0 million and $21.0 million, respectively). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of June 30, 2023, there was approximately $1.6 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.75 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Six Months Ended June 30, 2023		Year Ended December 31, 2022
	Units	Weighted Average Grant Price (1)	Units	Weighted Average Grant Price (1)
Unvested balance, beginning	129,671	$0.07	—	$—
Granted	38,927	0.02	474,557	0.08
Vested	(28,694)	0.06	(263,155)	0.09
Forfeited	(7,802)	0.07	(81,731)	0.10
Unvested balance, ending	132,102	$0.06	129,671	$0.07

(1)
Weighted average grant price is presented in U.S. dollars for the six months ended June 30, 2023, as compared to previously issued financial statements, which present this figure in Canadian dollars.

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(14,707)	$(368,171)	$(29,503)	$(373,398)
Income tax expense	5,442	5,391	9,241	10,266
Effective tax rate	-37.0%	-1.5%	-31.3%	-2.7%

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

The Internal Revenue Service filed Notices of Federal Tax Lien against GHHIA Management Inc. (“GHHIA”), Mayflower Medicinals Inc. (“Mayflower”), and ABACA, Inc. (“ABACA”), each a subsidiary of the Company, for $8.5 million, $1.0 million and $1.1 million for the year ended December 31, 2020, respectively. The Internal Revenue Service filed Notice of Federal Tax Lien against ABACA on December 2, 2022, in the amount of $1.1 million for the year ended December 31, 2021. The Company is actively working to resolve these matters with the Internal Revenue Service.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 8 - Segment Information

The below table presents results by segment for the three and six months ended June 30, 2023 and 2022:

Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Eastern Region	$24,824	$25,760	$46,835	$50,545
Western Region	13,841	17,429	28,406	35,145
Other(1)	50	292	227	581
Total	$38,715	$43,481	$75,468	$86,271
Gross profit (loss)
Eastern Region	$13,308	$14,269	$23,930	$30,337
Western Region	5,079	5,212	10,251	11,623
Other	3	187	(279)	200
Total	$18,390	$19,668	$33,902	$42,160
Depreciation and amortization
Eastern Region	$4,342	$3,678	$8,813	$8,936
Western Region	1,827	2,998	3,680	6,010
Other	125	134	255	270
Total	$6,294	$6,810	$12,748	$15,216
(Recoveries), write-downs and other charges, net
Eastern Region	(20)	7	$(20)	$76
Western Region	(8)	—	(8)	—
Other	48	147	564	135
Total	$20	$154	$536	$211
Net (loss) income
Eastern Region	$(6,933)	$(2,641)	$(12,847)	$4,686
Western Region	(1,131)	(2,022)	(1,571)	(2,934)
Other	(12,085)	(368,899)	(24,326)	(385,416)
Total	$(20,149)	$(373,562)	$(38,744)	$(383,664)
Purchase of property, plant and equipment
Eastern Region	$921	$2,818	$1,909	$4,038
Western Region	23	340	34	691
Other	—	—	3	2
Total	$944	$3,158	$1,946	$4,731
Purchase of other intangible assets
Eastern Region	$2,335	$—	$2,335	$—
Western Region	—	—	—	—
Other	5	9	10	70
Total	$2,340	$9	$2,345	$70

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments. The Company has deconsolidated results from its Vermont and CBD operations as of March 8, 2023 and May 8, 2023, respectively.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	As of June 30,	As of December 31,
	2023	2022
Assets
Eastern Region	$225,163	$226,458
Western Region	56,199	60,896
Other	12,081	16,113
Total	$293,443	$303,467

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10.0% of the Company’s annual revenues. For the three and six months ended June 30, 2023 and 2022, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.

Geographic Information

As of June 30, 2023 and 2022, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the three and six months ended June 30, 2023 and 2022, the Company disaggregated its revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
iAnthus branded products	$21,856	$23,178	$42,775	$45,336
Third party branded products	14,524	18,280	28,202	35,427
Wholesale/bulk/other products	2,335	2,023	4,491	5,508
Total	$38,715	$43,481	$75,468	$86,271

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of June 30, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments - other (1)	$86	$—	$—	$86	$130	$—	$—	$130

(1)
Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.

There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and six months ended June 30, 2023 and 2022.

The Company’s other investment as of June 30, 2023 is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data and inputs available.

All Level 1 investments are comprised of equity investments which are re-measured at fair value using quoted market prices.

The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2022	$130
Revaluations on Level 1 instruments	(44)
Balance as of June 30, 2023	$86

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

The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value:

	As of June 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$17,480	$15,984	$16,175	$14,787
June Secured Debentures	123,044	110,568	116,340	103,612
Secured Notes	14,619	14,429	13,852	13,694
Other	776	778	945	819
Total	$155,919	$141,759	$147,312	$132,912

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the Company’s contractual obligations and commitments as of June 30, 2023:

	2024	2025	2026	2027	2028
Operating leases	$7,782	$7,877	$7,921	$7,492	$7,230
Service and other contracts	2,821	718	—	—	—
Long-term debt	15,796	60	69	79	216,389
Total	$26,399	$8,655	$7,990	$7,571	$223,619

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

On February 6, 2023, the Company entered into a membership interest purchase agreement (the "MIPA"), pursuant to which the Company agreed to sell to OG Farms, LLC (the “Purchaser”), its membership interests in Grassroots Vermont Management Services, LLC (“GVMS”), the sole owner of all issued and outstanding authorized common stock of FWR, Inc. (“FWR”). FWR owns and operates a dispensary and cultivation/processing facility in Vermont and is included within the Company's Eastern Region reporting segment. The aggregate proceeds to be received from the sale are $0.2 million in cash, subject to adjustments to be determined on date of closing. The closing of the MIPA is subject to, among other conditions, a Change of Control Approval from the Vermont Cannabis Control Board (the “CCB”). On February 6, 2023, the Company also entered into a management agreement (the “Management Agreement”) whereby the Purchaser has been appointed as the sole and exclusive manager of, and will receive all profit earned by, GVMS and FWR, through the date of closing. The Management Agreement became effective on March 8, 2023, upon approval by the CCB (the “Effective Date”). As of the Effective Date, all operational control has been transferred to the Purchaser. Management performed an assessment and determined that the Company no longer has a controlling financial interest as of the Effective Date. The Company recognized a loss on deconsolidation of $0.5 million, which is the difference between the aggregate consideration received and the book value of the assets as of the Effective Date, which is presented in write-downs and other charges on the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2023.

On May 8, 2023, ICH's wholly-owned subsidiary, iA CBD, LLC ("iA CBD"), entered into an Asset Purchase Agreement (the "Purchase Agreement") with C4L, LLC (the "Buyer"), pursuant to which, iA CBD agreed to sell substantially all of the assets of iA CBD. iA CBD owns and operates the Company's assets associated with its CBD products branded as CBD for Life (the "Business"). The aggregate proceeds to be received from the sale are approximately $0.2 million. The closing of the Purchase Agreement is subject to, among other customary conditions, the assignment of the United States Small Business Loan held by iA CBD. On May 8, 2023, iA CBD also entered into an interim management agreement (the "Management Agreement"), pursuant to which the Buyer assumed full operational and managerial control of the Business as of May 8, 2023 (the "CBD Effective Date"). The Management Agreement will remain in effect until the earlier of the (i) closing of the Purchase Agreement; and (ii) the termination of the Purchase Agreement in accordance with its terms. As of the CBD Effective Date, all operational control of the Business was transferred to the Buyer and the Company determined that it no longer has a controlling financial interest as of the CBD Effective Date. The Company recognized a loss on deconsolidation of less than $0.1 million as of the CBD Effective Date, which is presented in write-downs and other charges on the unaudited interim condensed consolidated statements of operations for the three months ended June 30, 2023.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023. The court rescheduled the jury trial and no new trial date has been set yet. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the “Hi-Med Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the “Hi-Med Lawsuit”). Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for, among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the Hi-Med Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ replies were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss Hi-Med’s second Amended Complaint. Hi-Med’s opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. On January 17, 2023, the parties submitted the matter, together with the Class Action Lawsuit referenced below, to mediation. On January 31, 2023, the parties advised the SDNY that the defendants and Hi-Med remain in ongoing settlement discussions. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Hi-Med action until February 21, 2023, to allow for continued settlement discussions between the parties, which the SDNY granted on February 7, 2023. On February 16, 2023, the parties advised the SDNY that the parties remained in ongoing settlement discussions and requested that SDNY extend the parties’ deadlines further until March 21, 2023, which the SDNY granted on February 21, 2023. On March 16, 2023, the parties requested another extension of the parties’ deadlines until April 11, 2023 to continue settlement discussions, which the SDNY granted on March 17, 2023. On April 6, 2023, the parties again advised the SDNY that settlement discussions remained ongoing and requested another extension of the applicable deadlines until May 2, 2023, which the SDNY granted. On April 28, 2023, another extension of the deadlines until May 16, 2023 was requested due to ongoing settlement discussions, which the SDNY granted. The parties have reached a settlement in principle and are in the process of finalizing a settlement agreement, which would fully resolve all of Hi-Med's claims. While the parties finalize the settlement agreement, all deadlines in the matter have been extended until August 21, 2023. On June 29, 2020, Hi-Med filed a claim in the Court, which mirrors the Hi-Med Complaint, but the Company has not been served. Refer to Note 5 for further discussion of the Unsecured Debentures.

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

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company, the Company’s former Chief Executive Officer, and the Company’s Chief Financial Officer in the Ontario Superior Court of Justice ("OSCJ") in Toronto, Ontario. On September 27, 2021, the OSCJ granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. The parties have reached a settlement in principle and are in the process of finalizing a settlement agreement, which would fully resolve the Amended Claim.

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

On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (iii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iv) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, Defendants filed a Petition to Vacate Arbitration Award. CGX filed its response on January 30, 2023, and subsequently the Defendants filed a Request for Hearing on February 3, 2023. Both the Petition to Vacate Arbitration Award and request for a hearing remain pending before the Circuit Court for Baltimore County. CGX continues to prosecute its other two claims concerning Defendants’ use of LMS’ funds, and S8 continues to deny and defend against LMS’ contentions that S8 breached the MSA. On June 20, 2023, LMS filed a complaint in the United States District Court for the District of Maryland against ICH and three wholly-owned subsidiaries of ICH, alleging conversion, RICO violations and unjust enrichment and seeking damages in excess of $4.5M, plus treble damages (the "Federal Complaint"). The allegations in the Federal Complaint appear substantially similar to, and appear to arise from substantially the same operative facts as, those alleged by LMS in the CGX Arbitration, the S8 Arbitration, and in support of the Defendants' Petition to Vacate Arbitration Award. ICH denies LMS’s allegations alleging unlawful conduct and intends to vigorously defend the Federal Complaint in due course.

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

On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the requested change of ownership and control of McCrory’s Sunny Hill Nursery, LLC ("McCrory's"), a wholly owned subsidiary of the Company (the “Variance Request”), resulting from the closing of the Recapitalization Transaction. On November 19, 2021, Weisser filed a petition (as amended, the “Florida Petition”) with the OMMU, challenging the OMMU’s approval of the Variance Request. On February 3, 2022, the Florida Division of Administrative Hearings (“DOAH”) issued a Recommended Order of Dismissal, recommending that the OMMU enter a final order dismissing the Florida Petition for lack of standing. On May 4, 2022, the OMMU issued a final agency order (the “Final Order”), which accepted the recommendation of the DOAH and dismissed the Florida Petition for lack of standing. Weisser appealed the Final Order with the District Court of Appeal in the First District of Florida ("Court of Appeal") and filed his initial brief on November 9, 2022, which seeks a reversal of the Final Order. On February 3, 2023, McCrory's filed a Motion to Dismiss the appeal, which the Court of Appeal denied on June 16, 2023. On July 6, 2023, McCrory's filed its answer brief in response to Weisser's appeal brief.

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against ICH in the Ontario Superior Court of Justice pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and ICH. Specifically, Canaccord alleges that it is owed a cash fee equal to $2,236,000 (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. ICH filed its Statement of Defense on May 17, 2023, in which ICH disputes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. ICH also filed a counterclaim against Canaccord, seeking the repayment of a $250,000 payment mistakenly made by ICH towards the Alleged Fee in October 2022.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 12 - Related Party Transactions

	June 30,	December 31,
	2023	2022
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	14,619	—
Long-term debt, net of issuance costs (1)	136,176	142,295
Accrued and other current liabilities	7,585	7,620
Total	$158,380	$149,915

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 5 for further discussion.

Effective as of May 6, 2022 (the “May Resignation Date”), Randy Maslow, the Company’s then Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and its committees. In connection with the resignation, Mr. Maslow and the Company executed a separation agreement (the “May Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow received total cash compensation in the amount of approximately $12.2 million (the “May Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, the Company will continue to pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and the Company did not elect to extend the term. During the three and six months ended June 30, 2023, the Company paid $Nil and $Nil, respectively to Mr. Maslow in relation to consulting services provided (June 30, 2022 - less than $0.1 million and $0.1 million, respectively).

Effective as of November 14, 2022, Julius Kalcevich, the Company’s then Chief Financial Officer, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), Mr. Kalcevich and the Company executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of June 30, 2023, the total balance owed to Mr. Kalcevich was $0.2 million (December 31, 2022 - $0.9 million).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of June 30, 2023, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $7.4 million (December 31, 2022 – $6.7M). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	For the Six Months Ended June 30,
	2023	2022
Income taxes	$2,108	$1,069
Interest	59	45

(b) Changes in operating assets and liabilities are comprised of the following:

	For the Six Months Ended June 30,
	2023	2022
Decrease (increase) in:
Accounts receivables	$(165)	$604
Prepaid expenses	(733)	(800)
Inventories	(4,102)	(446)
Other current assets	9	286
Other long-term assets	(56)	(35)
Operating leases	(732)	(674)
(Decrease) increase in:
Accounts payable	4,733	(881)
Accrued and other current liabilities	11,553	20,173
	$10,507	$18,227

(c) Depreciation and amortization are comprised of the following:

	For the Six Months Ended June 30,
	2023	2022
Property, plant and equipment	$5,791	$7,091
Operating lease ROU assets	1,052	1,208
Intangible assets	6,957	8,125
	$13,800	$16,424

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(d) Write-downs and other charges, net are comprised of the following:

	For the Six Months Ended June 30,
	2023	2022

Account receivable recoveries	$4	$(17)
Property, plant and equipment	532	228
	$536	$211

(e) Significant non-cash investing and financing activities are as follows:

	For the Six Months Ended June 30,
	2023	2022
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$6,924	$1,719
Non-cash consideration for asset acquisition	—	19,193
Assets classified as assets held for sale	1,711	—
Non-cash issuance of shares from consummation of the Recapitalization Transaction	—	455,443
Non-cash debt extinguishment from the consummation of the Recapitalization Transaction	—	(238,269)
Non-cash issuance of June Secured Debentures and June Unsecured Debentures from the consummation of the Recapitalization Transaction	—	99,402

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of June 30, 2023, the Company held less than $0.1 million as restricted cash (December 31, 2022—less than $0.1 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	June 30,	December 31,
	2023	2022
Cash	$10,065	$14,336
Restricted cash	70	70
Total cash and restricted cash presented in the statements of cash flows	$10,135	$14,406

Note 14 - Subsequent Events

Legal Proceedings

Please refer to Note 11 for further discussion.

Appointment of CEO and Director

Effective as of July 17, 2023, the Company appointed Richard Proud as Chief Executive Officer and Director on the Board. Effective immediately upon the appointment of Mr. Proud as Chief Executive Officer, Robert Galvin's tenure as the Company's Interim Chief

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Executive Officer concluded. Mr. Galvin will continue in his position as the Company's Interim Chief Operating Officer. Mr. Proud's control of the Company's Massachusetts subsidiaries is subject to the approval of the Massachusetts Cannabis Control Commission, which remains pending.

Commencement of Maryland Adult-Use Operations

On July 1, 2023, ICH's wholly-owned and/or controlled subsidiaries, GreenMart of Maryland, LLC ("GMMD"), LMS Wellness, Benefit LLC ("LMS"), Budding Rose, Inc. ("Budding Rose") and Rosebud Organics, Inc. ("Rosebud") commenced adult-use operations in Maryland. GMMD, LMS and Budding Rose each holds a license to operate a co-located medical and adult-use dispensary and Rosebud holds a license to operate a co-located medical and adult-use processing facility.

Sale of Nevada Assets

On August 8, 2023, ICH's wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with Phoenix Group Reno, LLC, Phoenix Group Henderson, LLC, Phoenix Group LV, LLC and Hash House Brands, LLC (collectively, the "Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale are $4 million (the "Purchase Price"), subject to adjustments to be determined on the date of approval of the NV Management Agreement (as defined below). The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On August 8, 2023, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the Buyer's affiliated entity, KaiZen Group, LLC (the "Manager"), will assume full operational and managerial control of the Business, subject to the approval of the NV CCB, which remains pending. Of the total Purchase Price, $3.5 million is paid in cash and the remaining balance of the Purchase Price is paid on a monthly basis, beginning ninety (90) days after receipt of approval by the NV CCB of the NV Management Agreement, pursuant to a Promissory Note dated August 8, 2023.

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

Overview

We are a vertically-integrated, multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities in the United States. Although we are committed to creating a national retail brand and portfolio of branded cannabis products recognized in the United States, cannabis currently remains illegal under U.S. federal law.

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

Our multi-state operations encompass the full spectrum of medical and adult-use cannabis enterprises, including cultivation, processing, product development, wholesale-distribution and retail. Cannabis products offered by us include flower and trim, products containing cannabis flower and trim (such as packaged flower and pre-rolls), cannabis infused products (such as topical creams and edibles) and products containing cannabis extracts (such as vape cartridges, concentrates, live resins, wax products, oils and tinctures). Under U.S. federal law, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone), to our knowledge, the U.S. Food and Drug Administration has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis or cannabis-derived products.

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

Investor Rights Agreement

Furthermore, in connection with the closing of the Recapitalization Transaction, we entered into an Investor Rights Agreement (“IRA”), dated June 24, 2022, with ICH, ICM and certain investors (the “Investors”). Pursuant to the IRA, among other things, the Investors are entitled to designate nominees for election or appointment to our Board as follows:

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

Pursuant to the IRA, we are required to hire a chief executive officer (and any successor thereto) who has been unanimously approved by the Investors. Upon the chief executive officer taking office (other than an interim chief executive officer), we are obligated to arrange for the chief executive officer to be appointed to our Board. Accordingly, we appointed Richard Proud as a member of our Board upon his appointment as Chief Executive Officer, which had been unanimously approved by the Investors.

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

Disposition of Vermont Operations

On February 6, 2023, we entered into a membership interest purchase agreement (the "MIPA"), pursuant to we agreed to sell to OG Farms, LLC (the “Purchaser”), our membership interests in Grassroots Vermont Management Services, LLC (“GVMS”), the sole owner of all issued and outstanding authorized common stock of FWR, Inc. (“FWR”). FWR owns and operates a dispensary and cultivation/processing facility in Vermont and is included our Eastern Region reporting segment. The aggregate proceeds to be received from the sale are $0.2 million in cash, subject to adjustments to be determined on date of closing. The closing of the MIPA is subject to, among other conditions, a Change of Control Approval from the Vermont Cannabis Control Board (the “CCB”). On February 6, 2023, we also entered into a management agreement (the “Management Agreement”) whereby the Purchaser has been appointed as the sole and exclusive manager of, and will receive all profit earned by, GVMS and FWR, through the date of closing. The Management Agreement became effective on March 8, 2023, upon approval by the CCB (the “Effective Date”). As of the Effective Date, all operational control of GVMS and FWR was transferred to the Purchaser and we determined that we no longer have a controlling financial interest as of the Effective Date. We recognized a loss on deconsolidation of $0.5 million, which is the difference between the aggregate consideration to be received and the book value of the assets as of the Effective Date, which is presented in write-downs and other charges on the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2023.

Sale of CBD Business

On May 8, 2023, our wholly-owned subsidiary, iA CBD, LLC ("iA CBD"), entered into an Asset Purchase Agreement (the "Purchase Agreement") with C4L, LLC (the "Buyer"), pursuant to which, we agreed to sell substantially all of the assets of iA CBD. iA CBD owns and operates the assets associated with our CBD products branded as CBD for Life (the "Business"). The aggregate proceeds to be received from the sale are $0.2 million in cash. The closing of the Purchase Agreement is subject to, among other customary conditions, the assignment of the United States Small Business Loan held by iA CBD. On May 8, 2023, we also entered into an interim management agreement (the "Management Agreement"), pursuant to which the Buyer assumed full operational and managerial control of the Business as of May 8, 2023 (the "CBD Effective Date"). The Management Agreement will remain in effect until the earlier of the (i) closing of the Purchase Agreement; and (ii) the termination of the Purchase Agreement in accordance with its terms. As of the CBD Effective Date, all operational control of the Business was transferred to the Buyer and we determined that we no longer have a controlling financial interest as of the CBD Effective Date. We recognized a loss on deconsolidation of less than $0.1 million as of the CBD Effective Date, which is presented in write-downs and other charges on the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2023.

Recent Developments

Maryland - Commencement of Adult-Use Operations

On July 1, 2023, our wholly-owned and/or controlled subsidiaries, GMMD, LMS, Budding Rose and Rosebud commenced adult-use operations in Maryland. GMMD, LMS and Budding Rose each holds licenses to operate a co-located medical and adult-use dispensary and Rosebud holds a license to operate a co-located medical and adult-use processing facility.

New Jersey - Expansion of Adult-Use Operations

On June 1, 2023, our wholly-owned subsidiary, MPX New Jersey LLC ("MPX NJ"), received regulatory approval from the New Jersey Cannabis Regulatory Commission to commence adult-use operations at its satellite dispensary in Gloucester Township, New Jersey and adult-use sales commenced there on June 15, 2023.

Nevada - Sale of Assets

On August 8, 2023, our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with Phoenix Group Reno, LLC, Phoenix Group Henderson, LLC, Phoenix Group LV, LLC and Hash House Brands, LLC (collectively, the "Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale are $4 million (the "Purchase Price"), subject to adjustments to be determined on the date of reapproval of the NV Management Agreement (as defined below). The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On August 8, 2023, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the Buyer's affiliated entity, KaiZen Group, LLC (the "Manager"), will assume full operational and managerial control of the Business, subject to the approval of the NV CCB, which remains pending. Of the total Purchase Price, $3.5 million is paid in cash and the remaining balance of the Purchase Price is paid on a monthly basis, beginning ninety (90) days after receipt of approval by the NV CCB of the NV Management Agreement, pursuant to a Promissory Note dated August 8, 2023.

Results of Operations for the Three and Six Months ended June 30, 2023 and 2022

Revenues and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2023	2022	2023	2022
Revenues
Eastern Region	$24,824	$25,760	$46,835	$50,545
Western Region	13,841	17,429	28,406	35,145
Other	50	292	227	581
Total revenues	$38,715	$43,481	$75,468	$86,271
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(11,516)	$(11,491)	$(22,906)	$(20,208)
Western Region	(8,761)	(12,217)	(18,155)	(23,522)
Other	(48)	(105)	(505)	(381)
Total Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(20,325)	$(23,813)	$(41,566)	$(44,111)

Gross profit
Eastern Region	$13,308	$14,269	$23,929	$30,337
Western Region	5,080	5,212	10,251	11,623
Other	2	187	(278)	200
Total gross profit	$18,390	$19,668	$33,902	$42,160

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey. Results from our Vermont and CBD businesses were included until March 8, 2023 and May 8, 2023, respectively, when they were deconsolidated. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2023	2022	2023	2022
Total operating expenses	$28,525	$65,094	$53,364	$96,963
Total other expenses	(4,572)	(322,745)	(10,041)	(318,595)
Income tax expense	5,442	5,391	9,241	10,266

Selling, General and Administrative Expenses Details

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2023	2022	2023	2022
Salaries and employee benefits	$7,908	$8,950	$15,901	$19,240
Severance	345	11,889	476	11,889
Share-based compensation	1,593	21,372	3,082	22,836
Legal and other professional fees	1,851	1,870	5,023	5,493
Deferred professional fees related to the Recapitalization Transaction	—	7,091	—	7,091
Facility, insurance and technology costs	3,173	3,805	6,459	7,965
Marketing expenses	1,200	1,213	2,390	2,508
Travel and pursuit costs	223	208	461	470
Interest and penalties on unpaid income taxes	4,293	(123)	4,293	(123)
Amortization on right-of-use assets	515	585	1,051	1,208
Other general corporate expenditures	1,110	1,270	944	2,959
Total	$22,211	$58,130	$40,080	$81,536

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

Eastern region

For the three months ended June 30, 2023, our sales revenues in the eastern region were $24.8 million as compared to $25.8 million for the three months ended June 30, 2022, which represents a decrease of 3.6%. The main driver for the decrease in revenues is lower retail revenues in Florida from increased competition and price compression. This was offset by an increase in retail and wholesale revenues in New Jersey as we launched our adult-use program during the three months ended June 30, 2023. Further, retail revenues increased in Massachusetts, New York, and Maryland from increased marketing and promotions offered in these markets during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

For the three months ended June 30, 2023, gross profit was $13.3 million, or 53.6% of sales revenues, as compared to a gross profit of $14.3 million, or 55.4% of sales revenues, for the three months ended June 30, 2022. Gross profit margins decreased due to lower selling prices in retail dispensaries in Florida from price compression in the increasingly competitive market within the state, as well as increased promotional discounts in both New York and Maryland.

During the three months ended June 30, 2023, approximately 10,180 pounds of plant material was harvested in the eastern region as compared to approximately 10,980 pounds harvested during the three months ended June 30, 2022. Harvested plant material is comparable between the three months ended June 30, 2023 and 2022. There was a decrease in harvested plant material in Massachusetts as we continue to optimize production runs across our two facilities, which was offset by an increase in harvested plant material in New Jersey as we now have an operational facility, compared to immaterial harvests during the three months ended June 30, 2022, as the Pleasantville, New Jersey facility became operational in June 2022.

Western region

For the three months ended June 30, 2023, our sales revenues in the western region were $13.8 million as compared to $17.4 million for the three months ended June 30, 2022, which represents a decrease of 20.6%. The decrease in revenues in the western region is attributable to lower wholesale revenues in both Arizona and Nevada, as well as a decrease in retail revenues in Arizona during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This was partially offset by an increase in Nevada retail revenues from our new Las Vegas, Nevada dispensary which opened in September 2022.

For the three months ended June 30, 2023, gross profit was $5.1 million, or 36.7% of sales revenues, as compared to a gross profit of $5.2 million, or 29.9% of sales revenues, for the three months ended June 30, 2022. Gross profit margins have increased from a result of selling more in-house products in Arizona which have higher margins during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

During the three months ended June 30, 2023, approximately 2,060 pounds of plant material was harvested in the western region as compared to approximately 2,060 pounds harvested during the three months ended June 30, 2022. Harvested plant material is comparable between the three months ended June 30, 2023 and 2022.

Other revenues and other gross profits

For the three months ended June 30, 2023, other revenues were less than $0.1 million as compared to $0.3 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, other gross profits was less than $0.1 million as compared to $0.2 million for the three months ended June 30, 2022. This decrease in other revenues and other gross profits is due to the deconsolidation of our CBD business.

Total operating expenses

For the three months ended June 30, 2023, our total operating expenses were $28.5 million as compared to $65.1 million for the three months ended June 30, 2022, which represents a decrease of 56.2%.

The decrease in total operating expenses resulted from a decrease of $35.9 million in our selling, general, and administrative expenses which is attributable to: $19.8 million decrease in share-based compensation from the grant of restricted stock units to employees and the concurrent cancellation of existing stock options with the closing of the Recapitalization Transaction during the three months ended June 30, 2022; $11.5 million decrease in severance expenses, as the three months ended June 30, 2022 included a one-time severance payment of $12.0 million to our former Interim Chief Executive Officer, Randy Maslow, partially offset by additional severance payments during the three months ended June 30, 2023; $7.1 million decrease in deferred professional fees which related to the closing of the Recapitalization Transaction during the three months ended June 30, 2022; $1.0 million decrease in our salaries and employee expenses from reduced headcount during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022; and $0.8 million decrease of general corporate expenditures and facility expenses during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This decrease was partially offset by an increase of $4.2 million relating to accrued interest and penalties on unpaid income taxes during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

The decrease in total operating expenses is also attributable to a $0.5 million decrease in our depreciation and amortization expenses during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. We had a lower depreciable fixed and intangible asset base from the impairment of our Vermont and Nevada operations and from the sale of certain properties during the year ended December 31, 2022.

The decrease in total operating expenses was also impacted by a $0.1 million decrease in write-downs and other charges as we had immaterial write-downs and other charges during the three months ended June 30, 2023, as compared to $0.2 million of various asset disposals during the three months ended June 30, 2022.

Total other income and expenses

For the three months ended June 30, 2023, our total other expenses were $4.6 million as compared to total other expenses of $322.7 million for the three months ended June 30, 2022, which represents a decrease of 98.6%.

The decrease in total other income and expenses between the three months ended June 30, 2023 and 2022 is attributable to a one-time $316.6 million loss on debt extinguishment related to the closing of the Recapitalization Transaction on June 24, 2022. The remaining difference relates to: lower interest expense of $1.9 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 from the closing of the Recapitalization Transaction that extinguished a portion of our total outstanding debt and reduced the interest rates on the June Secured Debentures and the $11.0 million senior secured bridge notes issued by iAnthus New Jersey, LLC (“INJ”) on February 2, 2021 (“Senior Secured Bridge Notes”); no interest on the Exit Fee during the three months ended June 30, 2023 as the Exit Fee was cancelled as part of the Recapitalization Transaction, as compared to $0.4 million during the three months ended June 30, 2022; and a decrease in other income of $0.6 million attributable to a one-time $0.3 million refund earned from a early termination of a cultivation agreement in Arizona during the three months ended June 30, 2022 as well as lower rental income earned from our subleases during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

The total decrease in total other income and expenses was partially offset from an increase in accretion expense of $0.2 million during the three months ended June 30, 2023 as we are now accruing accretion on the June Secured Debentures and June Unsecured Debentures as compared to no accretion expense on these debt instruments during the three months ended June 30, 2022.

Income tax expense

For the three months ended June 30, 2023, our income tax expense was $5.4 million as compared to $5.4 million for the three months ended June 30, 2022, which represents a decrease of -0.9%. Income tax expenses remained consistent during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

Eastern region

For the six months ended June 30, 2023, our sales revenues in the eastern region were $46.8 million as compared to $50.5 million for the six months ended June 30, 2022, which represents a decrease of 7.3%. The main driver for the decrease in revenues is lower retail revenues in Florida from increased competition and price compression. This was offset by an increase in retail and wholesale revenues in New Jersey as we launched our adult-use program during the six months ended June 30, 2023. Further, retail revenues increased in Massachusetts, New York, and Maryland from increased marketing and promotions offered in these markets during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

For the six months ended June 30, 2023, gross profit was $23.9 million, or 51.1% of sales revenues, as compared to a gross profit of $30.3 million, or 60.0% of sales revenues, for the six months ended June 30, 2022. Gross profit margins decreased due to lower selling prices in retail dispensaries in Florida and Maryland. This was partially offset with increased gross margins in Massachusetts which had a more favorable sales mix with increased sales of our in-house products during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

During the six months ended June 30, 2023, approximately 17,900 pounds of plant material was harvested in the eastern region as compared to approximately 19,820 pounds harvested during the six months ended June 30, 2022. There was a decrease in harvested plant material in Massachusetts as we continue to optimize production runs across our two facilities, which was offset by an increase in harvested plant material in New Jersey as we now have an operational facility, compared to immaterial harvests during the six months ended June 30, 2022, as the Pleasantville, New Jersey facility was became operational in June 2022.

Western region

For the six months ended June 30, 2023, our sales revenues in the western region were $28.4 million as compared to $35.1 million for the six months ended June 30, 2022, which represents a decrease of 19.2%. The decrease in revenues in the western region is attributable to lower wholesale revenues in both Arizona and Nevada, as well as a decrease in retail revenues in Arizona during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This was partially offset by an increase in Nevada retail revenues from our new Las Vegas, Nevada dispensary which opened in September 2022.

For the six months ended June 30, 2023, gross profit was $10.3 million, or 36.1% of sales revenues, as compared to a gross profit of $11.6 million, or 33.1% of sales revenues, for the six months ended June 30, 2022. Gross profit margins have increased in the western region from the sale of more in-house products during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, which was partially offset by lower selling prices due to increased competition.

During the six months ended June 30, 2023, approximately 4,240 pounds of plant material was harvested in the western region as compared to approximately 3,670 pounds harvested during the six months ended June 30, 2022. The increase in harvested plant material is attributable to higher cultivation yields in Arizona and Nevada during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Other revenues and other gross profits

For the six months ended June 30, 2023, other revenues were $0.2 million as compared to $0.6 million for the six months ended June 30, 2022. This decrease is due to lower sales from our CBD business. For the six months ended June 30, 2023, other gross profits was negative $0.3 million as compared to $0.2 million for the six months ended June 30, 2022. This decrease in other gross profits is due to a $0.2 million inventory reserve accrued on CBD inventory recognized in costs and expenses applicable to revenues on our unaudited interim condensed consolidated statement of operations during the six months ended June 30, 2023 as compared to $Nil during the six months ended June 30, 2022. Further, the CBD business was deconsolidated as of May 8, 2023.

Total operating expenses

For the six months ended June 30, 2023, our total operating expenses were $53.4 million as compared to $97.0 million for the six months ended June 30, 2022, which represents a decrease of 45.0%.

The decrease in total operating expenses resulted from a decrease of $41.5 million in our selling, general, and administrative expenses which is attributable to: $19.8 million decrease in share-based compensation from the grant of restricted stock units to employees and the concurrent cancellation of existing stock options with the closing of the Recapitalization Transaction during the six months ended June 30, 2022; $11.4 million decrease in severance expenses, as the six months ended June 30, 2022 included a one-time severance payment of $12.0 million to our former Interim Chief Executive Officer, Randy Maslow, partially offset by additional severance payments during the six months ended June 30, 2023; $7.1 million decrease in deferred professional fees which related to the closing of the Recapitalization Transaction during the six months ended June 30, 2022; $3.3 million decrease in our salaries and employee expenses from reduced headcount during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022; and $3.6 million decrease of general corporate expenditures and facility expenses during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.This decrease was partially offset by an increase of $4.2 million relating to accrued interest and penalties on unpaid income taxes during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

The decrease in total operating expenses is also attributable to a $2.5 million decrease in our depreciation and amortization expenses during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. We had a lower depreciable fixed and intangible asset base from the impairment of our Vermont and Nevada operations and from the sale of certain properties during the year ended December 31, 2022.

The decrease in total operating expenses was partially offset by $0.5 million in write-downs recognized as a result of deconsolidating our Vermont and CBD businesses during the six months ended June 30, 2023, which is the difference between the aggregate consideration to be received and the book value of the assets as of the effective date of the sale. This compared to immaterial write-downs and recoveries during the six months ended June 30, 2022.

Total other income and expenses

For the six months ended June 30, 2023, our total other expenses were $10.0 million as compared to total other expenses of $318.6 million for the six months ended June 30, 2022, which represents a decrease of 96.8%.

The decrease in total other income and expenses between the six months ended June 30, 2023 and 2022 is attributable to: $316.6 million loss on debt extinguishment related to the closing of the Recapitalization Transaction on June 24, 2022; $11.3 decrease in other income primarily attributable to the $10.4 million fair value gain net of tax from the noncash consideration provided as part of our acquisition of MPX New Jersey LLC (“MPX NJ Acquisition”) during the six months ended June 30, 2022; lower interest expense of $4.0 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 from the closing of the Recapitalization Transaction that extinguished a portion of our total outstanding debt and reduced the interest rates on the June Secured Debentures and the Senior Secured Bridge Notes; no interest on the Exit Fee during the six months ended June 30, 2023 as the Exit Fee was cancelled as part of the Recapitalization Transaction, as compared to $0.8 million during the six months ended June 30, 2022.

The total decrease in total other expenses was partially offset by a $1.3 million loss on debt extinguishment related to the amendment of the Senior Secured Bridge Notes during the six months ended June 30, 2023, and from an increase in accretion expense of $0.4 million as we are now accruing accretion on the June Secured Debentures and June Unsecured Debentures as compared to no accretion expense on these debt instruments during the six months ended June 30, 2022.

Income tax expense

For the six months ended June 30, 2023, our income tax expense was $9.2 million as compared to $10.3 million for the six months ended June 30, 2022, which represents a decrease of 10.0%. The decrease in income tax expense is a result of our lower taxable income during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we held unrestricted cash of $10.1 million (December 31, 2022—$14.3 million) and had an accumulated deficit of $1,289.8 million (December 31, 2022—$1,251.0 million) and a working capital deficit of $73.5 million (December 31, 2022—$41.9 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the six months ended June 30, 2023 was $0.3 million as compared to net cash used in operating activities of $5.7 million for the six months ended June 30, 2022. The increase in our net cash provided from operating activities during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was due primarily to the following occurring in the six months ended June 30, 2023: our net loss of $38.7 million, partially offset by $13.8 million of depreciation and amortization expense, $7.6 million in interest expense, $3.1 million in share-based compensation expense, $1.3 million in loss on debt extinguishment from the amendment of our Senior Secured Bridge Notes, $2.0 million of accretion expense, $0.5 million from write-downs related to the deconsolidation of our CBD and Vermont operations, and $0.2 million from inventory reserves related to CBD inventory. This was partially offset by $10.5 million from changes in operating assets and liabilities items during the six months ended June 30, 2023.

Changes in other operating assets for the six months ended June 30, 2023 include an increase in inventory of $3.7 million due to lower sales and increased production in our New Jersey facility during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Changes in other operating liabilities for the six months ended June 30, 2023 include an increase in accrued and other current liabilities of $8.6 million due to accrued income taxes and related interest and penalties for the period, interest and recapitalization fees due upon closing of the Recapitalization Transaction on June 24, 2022, and a decrease in accounts payable of $5.6 million as compared to the six months ended June 30, 2022.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023, was $4.4 million as compared to $4.0 million during the six months ended June 30, 2022. The increase in cash used in investing activities was primarily attributable to higher other intangible assets expenditures related to adult-use license application fees in Maryland and New Jersey of $2.3 million during the six months ended June 30, 2023 as compared to immaterial capitalized intangible asset expenditures during the six months ended June 30, 2022. Cash flow provided from investing activities during the six months ended June 30, 2023 included no proceeds from the sale of certain property, plant and equipment compared to $0.1 million during the six months ended June 30, 2022.

Net cash used in investing activities was partially offset by lower cultivation and dispensary construction expenditures of $1.9 million during the six months ended June 30, 2023 as compared to $4.7 million during the six months ended June 30, 2022. In addition, during the six months ended June 30, 2023, we did not loan any amounts to MPX NJ as compared to $0.1 million during the six months ended June 30, 2022 prior to the MPX NJ Acquisition.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $0.3 million as compared to net cash provided by financing activities of $24.2 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, we paid $0.2 million on our employees' behalf as part of RSUs issuances as compared to $Nil during the six months ended June 30, 2022. During the six months ended June 30, 2022, we received proceeds from the issuance of the Additional Secured Notes of $24.3 million which was partially offset by less than $0.1 million from repayment of debt.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 5 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Effective as of May 6, 2022 (the “May Resignation Date”), Randy Maslow, our then Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with our subsidiaries and its affiliates, and from our Board of Directors and its committees. In connection with the resignation, we executed a separation agreement (the “May Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow received total cash compensation in the amount of approximately $12.2 million (the “May Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, we will continue to pay the monthly premium for Mr. Maslow’s continued participation in our health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire our common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire our common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25,000 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and we did not elect to extend the term. During the six months ended June 30, 2023 and 2022, we paid $Nil and $0.1 million, respectively to Mr. Maslow in relation to consulting services provided.

Effective as of November 14, 2022, Julius Kalcevich, our then Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), we executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of June 30, 2023, the total balance owed to Mr. Kalcevich was $0.2 million (December 31, 2022 - $0.9 million).

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). Certain of these New Secured Lenders held greater than 5.0% of our outstanding common shares upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of June 30, 2023, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $7.4 million (December 31, 2022 – $6.7 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Our significant accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 30, 2023 which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the SEC.

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

Our management, with the participation of our Interim Chief Executive Officer (whose position as such concluded on July 17, 2023) and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) our internal controls relating to inventory valuation, estimated useful lives and depreciation of long-lived assets, expense cutoff for certain subsidiaries, business combinations, impairment of long-lived assets, and debt modification and extinguishment were not effective; (2) information technology general controls related to access security were not designed and implemented for all financially relevant applications, and we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) we did not perform an effective risk assessment or effectively monitor internal controls over financial reporting, we did not have written documentation of internal control policies and procedures, and we lacked sufficient resources to adequately perform and monitor account reconciliation and review controls; and (4) we misclassified certain employees as contractors based on the rules and regulations of the IRS.

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

Roberts Matter

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement (“SRA”) to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the SRA forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the SRA. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023. The court rescheduled the jury trial and no new trial date has been set yet. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending.

U.S. Hi-Med Matter

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the “Hi-Med Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the “Hi-Med Lawsuit”). Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of

Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the Hi-Med Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ replies were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss Hi-Med’s second Amended Complaint. Hi-Med’s opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. On January 17, 2023, the parties submitted the matter, together with the Class Action Lawsuit referenced below, to mediation. On January 31, 2023, the parties advised the SDNY that the defendants and Hi-Med remain in ongoing settlement discussions. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Hi-Med action until February 21, 2023, to allow for continued settlement discussions between the parties, which the SDNY granted on February 7, 2023. On February 16, 2023, the parties advised the SDNY that the parties remained in ongoing settlement discussions and requested that SDNY extend the parties’ deadlines further until March 21, 2023, which the SDNY granted on February 21, 2023. On March 16, 2023, the parties requested another extension of the parties’ deadlines until April 11, 2023 to continue settlement discussions, which the SDNY granted on March 17, 2023. On April 6, 2023, the parties again advised the SDNY that settlement discussions remained ongoing and requested another extension of the applicable deadlines until May 2, 2023, which the SDNY granted. On April 28, 2023, another extension of the deadlines until May 16, 2023 was requested due to ongoing settlement discussions, which the SDNY granted. The parties have reached a settlement in principle and are in the process of finalizing a settlement agreement, which would fully resolve all of Hi-Med's claims. While the parties finalize the settlement agreement, all deadlines in the matter have been extended until August 21, 2023.

Canadian Shareholder Class Action Lawsuit

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company and its former Chief Executive Officer and former Chief Financial Officer in the Ontario Superior Court of Justice in Toronto, Ontario. On September 27, 2021, the court granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. The parties have reached a settlement in principle and are in the process of finalizing a settlement agreement, which would fully resolve the Amended Claim.

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

On June 20, 2023, LMS filed a complaint in the United States District Court for the District of Maryland against ICH and three wholly-owned subsidiaries of ICH, alleging conversion, RICO violations and unjust enrichment and seeking damages in excess of $4.5M, plus treble damages (the "Federal Complaint"). The allegations in the Federal Complaint appear substantially similar to, and appear to arise from substantially the same operative facts as, those alleged by LMS in the CGX Arbitration, the S8 Arbitration, and in support of the Defendants' Petition to Vacate Arbitration Award. ICH denies LMS’s allegations alleging unlawful conduct and intends to vigorously defend the Federal Complaint in due course.

Claim by Former Financial Advisor

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against ICH in the Ontario Superior Court of Justice pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and ICH. Specifically, Canaccord alleges that it is owed a cash fee equal to $2,236,000 (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. ICH filed its Statement of Defense on May 17, 2023 in which, ICH disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. ICH also filed a counterclaim against Canaccord, seeking the repayment of a $250,000 payment mistakenly made by ICH towards the Alleged Fee in October 2022.

Appeal of Florida Regulatory Approval of the Recapitalization Transaction

On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the requested (the “Variance Request”) change of ownership and control of ICH's wholly-owned subsidiary, McCrory Sunny Hill Nursery, LLC ("McCrory's"), resulting from the closing of the Recapitalization Transaction. On November 19, 2021, Weisser filed a petition (as amended, the “Florida Petition”) with the OMMU, challenging the OMMU’s approval of the Variance Request. On February 3, 2022, the Florida Division of Administrative Hearings (“DOAH”) issued a Recommended Order of Dismissal, recommending that the OMMU enter a final order dismissing the Florida Petition for lack of standing. On May 4, 2022, the OMMU issued a final agency order (the “Final Order”), which accepted the recommendation of the DOAH and dismissed the Florida Petition for lack of standing. Weisser appealed the Final Order with the District Court of Appeal in the First District of Florida (the "Court of Appeal") and filed his initial brief on November 9, 2022, which seeks a reversal of the Final Order. On February 3, 2023, McCrory's filed a Motion to Dismiss the appeal, which the Court of Appeal denied on June 16, 2023. On July 6, 2023, McCrory's filed its answer brief in response to Weisser's appeal brief.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1+*	Employment Agreement, dated July 17, 2023, by and between the Company and Richard C. Proud

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: August 14, 2023	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Philippe Faraut
Philippe Faraut
Chief Financial Officer
(Principal Financial and Accounting Officer)