Form 10-Q
period 2023-09-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2023-11-09
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56228

IANTHUS CAPITAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-1360810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 King Street, Suite 314 Toronto, Ontario M5H 3S6	M5H 3S6
(Address of principal executive offices)	(Zip Code)

(646) 518-9418

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

Number of common shares outstanding as of October 30, 2023 was 6,510,526,890.

" "

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Interim Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	4

	Unaudited Interim Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2023 and 2022	5

	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months ended September 30, 2023 and 2022	6

	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION		54

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosure	56

Item 5.	Other Information	56

Item 6.	Exhibits	57

	Signatures	58

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	September 30,	December 31,
	2023 (Unaudited)	2022 (Audited)
Assets
Cash	$15,104	$14,336
Restricted cash	70	70
Accounts receivable, net of allowance for doubtful accounts of $85 (December 31, 2022 - $87)	4,850	3,999
Prepaid expenses	2,497	2,215
Inventories, net	31,650	29,800
Other current assets	555	202
Current Assets	54,726	50,622
Investments	826	232
Property, plant and equipment, net	95,668	103,320
Operating lease right-of-use assets, net	26,377	28,399
Other long-term assets	3,809	3,847
Intangible assets, net	108,787	117,047
Total Assets	$290,193	$303,467
Liabilities and Shareholders' (Deficit) Equity
Accounts payable	$16,419	$10,690
Accrued and other current liabilities	94,467	74,036
Current portion of long-term debt, net of issuance costs	15,136	51
Current portion of operating lease liabilities	7,747	7,789
Current Liabilities	133,769	92,566
Long-term debt, net of issuance costs	145,416	147,261
Deferred income tax	23,763	23,815
Long-term portion of operating lease liabilities	27,274	28,836
Total Liabilities	330,222	292,478
Commitments (Refer to Note 10)
Shareholders' (Deficit) Equity
Common shares - no par value. Authorized - unlimited number. 6,459,844 - issued and outstanding (December 31, 2022 - 6,403,289 - issued and outstanding)	—	—
Additional paid-in capital	1,265,310	1,262,012
Accumulated deficit	(1,305,339)	(1,251,023)
Total Shareholders' (Deficit) Equity	$(40,029)	$10,989
Total Liabilities and Shareholders' (Deficit) Equity	$290,193	$303,467

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net of discounts	$42,890	$39,371	$118,358	$125,642
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(25,463)	(23,190)	(67,029)	(67,301)
Gross profit	17,427	16,181	51,329	58,341
Operating expenses
Selling, general and administrative expenses	18,917	23,220	58,997	104,756
Depreciation and amortization	6,134	7,824	18,882	23,040
(Recoveries), write-downs and other charges, net	(69)	(1,139)	467	(928)
Total operating expenses	24,982	29,905	78,346	126,868
Loss from operations	(7,555)	(13,724)	(27,017)	(68,527)

Interest and other income	712	663	1,589	12,917
Interest expense	(4,014)	(3,455)	(11,648)	(15,142)
Accretion expense	(994)	(1,020)	(2,946)	(2,561)
Provision for debt obligation fee	—	—	—	(804)
Loss on debt extinguishment (Refer to Note 5)	—	—	(1,288)	(316,577)
Gains/(losses) from changes in fair value of financial instruments	59	(134)	15	(374)
Loss before income taxes	(11,792)	(17,670)	(41,295)	(391,068)
Income tax expense	3,780	4,325	13,021	14,591
Net loss	$(15,572)	$(21,995)	$(54,316)	$(405,659)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.17)
Weighted average number of common shares outstanding - basic and diluted	6,421,756	6,244,489	6,427,023	2,351,683

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands of U.S. dollars or shares)

	Three Months Ended September 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – June 30, 2023	6,445,223	$1,264,863	$(1,289,767)	$(24,904)
Share-based compensation	19,439	473	—	473
Share settlement for taxes paid related to restricted stock units	(4,818)	(26)	—	(26)
Net loss	—	—	(15,572)	(15,572)
Balance – September 30, 2023	6,459,844	$1,265,310	$(1,305,339)	$(40,029)

	Nine Months Ended September 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance – January 1, 2023	6,403,289	$1,262,012	$(1,251,023)	$10,989
Share-based compensation	72,252	3,555	—	3,555
Share settlement for taxes paid related to restricted stock units	(15,697)	(257)	—	(257)
Net loss	—	—	(54,316)	(54,316)
Balance – September 30, 2023	6,459,844	$1,265,310	$(1,305,339)	$(40,029)

	Three Months Ended September 30, 2022
	Number of Common Shares ('000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – June 30, 2022	6,244,298	$1,531	$1,254,741	$(1,185,296)	$70,976
Share-based compensation	—	—	4,657	—	4,657
Share issuance - MPX purchase option	408	(1,500)	1,500	—	—
Net loss	—	—	—	(21,995)	(21,995)
Balance – September 30, 2022	6,244,706	$31	$1,260,898	$(1,207,291)	$53,638

	Nine Months Ended September 30, 2022
	Number of Common Shares ('000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – January 1, 2022 - (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)
Share-based compensation	—	—	27,493	—	27,493
Share issuance - Recapitalization Transaction	6,072,580	—	455,443	—	455,443
Share issuance - MPX purchase option	408	(1,500)	1,500	—	—
Net loss	—	—	—	(405,659)	(405,659)
Balance – September 30, 2022	6,244,706	$31	$1,260,898	$(1,207,291)	$53,638

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(54,316)	$(405,659)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Interest income	(4)	(83)
Interest expense	11,648	15,142
Accretion expense	2,946	2,561
Provision for debt obligation fee	—	804
Depreciation and amortization	20,397	24,788
Write-downs, (recoveries) and other charges, net	467	(928)
Inventory reserve	814	—
Share-based compensation	3,555	27,493
(Gains)/losses from changes in fair value of financial instruments	(15)	374
Gain from nonmonetary consideration from acquisition (Refer to Note 4)	—	(10,460)
Loss on debt extinguishment (Refer to Note 5)	1,288	316,577
Change in operating assets and liabilities (Refer to Note 13)	17,965	15,246
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,745	$(14,145)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,488)	(5,764)
Acquisition of other intangible assets	(2,404)	(108)
Proceeds from sale of property, plant and equipment	1,277	2,399
Issuance of related party promissory note	—	(92)
Cash impact of deconsolidation of subsidiaries	(68)	—
Purchase of subsidiaries, net of cash acquired	—	4
NET CASH USED IN INVESTING ACTIVITIES	$(3,683)	$(3,561)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(37)	(347)
Proceeds from issuance of debt	—	24,250
Taxes paid related to net share settlement of restricted stock units	(257)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(294)	$23,903
CASH AND RESTRICTED CASH
NET INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	768	6,197
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	14,406	16,578
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$15,174	$22,775

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

The Company’s registered office is located at 1055 West Georgia Street, Suite 1500, Vancouver, British Columbia, V6E 4N7, Canada. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “IAN” and on the OTCQB Tier of the OTC Markets Group Inc. under the symbol “ITHUF.”

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2023, or any other period.

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three and nine months ended September 30, 2023, the Company reported net losses of $15.6 million and $54.3 million, respectively, an operating cash inflow of $4.7 million for the nine months ended September 30, 2023, and an accumulated deficit of $1,305.3 million as of September 30, 2023.

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

(f) Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the application of accounting policies and the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of unaudited interim condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are continuously evaluated and are based on management’s experience and other factors, including expectations regarding future events that are believed to be reasonable under the circumstances. Actual results may differ significantly from these estimates.

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

The effect of the adjustments on the line items within the Company’s unaudited interim condensed consolidated statements of changes in shareholders’ deficit for three and nine months ended September 30, 2022 is as follows:

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

Maturities of lease liabilities for operating leases as of September 30, 2023, were as follows:

Operating Leases
2024	$7,747
2025	7,869
2026	7,825
2027	7,246
2028	7,143
Thereafter	48,668
Total lease payments	$86,498
Less: interest expense	(51,477)
Present value of lease liabilities	$35,021
Weighted-average remaining lease term (years)	10.5
Weighted-average discount rate	20%

For the three and nine months ended September 30, 2023, the Company recorded operating lease expenses of $2.3 million and $6.8 million, respectively (September 30, 2022—$2.4 million and $7.1 million, respectively), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company recorded sublease income of $0.2 million and $0.7 million, respectively (September 30, 2022 – $0.2 million and $0.7 million, respectively), which is included in other income on the unaudited interim condensed consolidated statements of operations.

Supplemental balance sheet information related to leases are as follows:

		September 30,	December 31,
Balance Sheet Information	Classification	2023	2022
Operating right-of-use assets, net	Operating leases	$26,377	$28,399
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,747	$7,789
Long-term portion of operating lease liabilities	Operating leases	27,274	28,836
Total		$35,021	$36,625

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 3 - Inventories, net

Inventories are comprised of the following items:

	September 30,	December 31,
	2023	2022

Supplies	$4,131	$7,018
Raw materials	14,098	8,903
Work in process	5,731	5,807
Finished goods	8,256	8,703
Inventory reserve	(566)	(631)
Total	$31,650	$29,800

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and nine months ended September 30, 2023, the Company recorded $Nil and $0.9 million, respectively (September 30, 2022 – $Nil and $0.5 million, respectively), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

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

Operating results have been included in these unaudited interim condensed consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s unaudited interim condensed consolidated financial statements. The Company recorded acquisition costs of $Nil and $0.3 million within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table summarizes long term debt outstanding as of September 30, 2023:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2023	$13,852	$90,273	$26,067	$16,175	$945	$147,312
Fair value of financial liabilities issued	15,019	6,437	1,614	1,291	—	24,361
Accretion of balance	99	2,151	—	696	—	2,946
Debt extinguishment	(13,886)	—	—	—	—	(13,886)
Deconsolidation	—	—	—	—	(144)	(144)
Repayment	—	—	—	—	(37)	(37)
As of September 30, 2023	$15,084	$98,861	$27,681	$18,162	$764	$160,552

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

On the Closing Date, the Company fully amortized the debt discount costs related to the old debt that was extinguished. As of September 30, 2023, the total and unamortized debt discount costs related to new debt were $20.4 million and $15.6 million, respectively (December 31, 2022— $20.3 million and $18.4 million, respectively). As of September 30, 2023, the total and unamortized debt issuance costs related to debts that were not part of the Recapitalization Transaction were $0.7 million and $Nil, respectively (December 31, 2022—$0.7 million and less than $0.1 million, respectively).

As of September 30, 2023, the total interest accrued on both current and long-term debt was $Nil (December 31, 2022 - $Nil). As of the Closing Date, the total accrued interest of $56.3 million was extinguished and settled in full as part of the Recapitalization Transaction.

(a) Secured Notes

Tranche One

On May 14, 2018, the Company issued $40.0 million secured notes (the “Tranche One Secured Notes”) with a maturity date of May 14, 2021. The principal amount of such notes along with accrued interest at the default rate of 16.0% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction.

For the three and nine months ended September 30, 2023, interest expense of $Nil and $Nil, respectively (September 30, 2022 - $Nil and $3.2 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

For the three and nine months ended September 30, 2023, interest expense of $Nil and $Nil, respectively (September 30, 2022 – $Nil and $0.8 million, respectively), was recorded in relation to the Exit Fee on the unaudited interim condensed consolidated statements of operations. As of June 24, 2022, the aggregate Exit Fee obligation of $16.2 million was satisfied in connection with the closing of the Recapitalization Transaction, which was comprised of an aggregate of $10.3 million in principal amount and $5.9 million in accrued interest.

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

For the three and nine months ended September 30, 2023, interest expense of $Nil and $Nil, respectively (September 30, 2022 - $Nil and $1.6 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

For the three and nine months ended September 30, 2023, interest expense of $Nil and $Nil, respectively (September 30, 2022 - $Nil and $2.8 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the three and nine months ended September 30, 2023, interest expense of $Nil and $Nil, respectively (September 30, 2022 - $Nil and $0.7 million, respectively), and accretion expense of $Nil and $Nil, respectively (September 30, 2022 - $Nil and $0.2 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

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

On February 2, 2023, the Company and INJ entered into an amendment (the “Amendment”) to the Senior Secured Bridge Notes with all of the holders of the Senior Secured Bridge Notes. Pursuant to the Amendment, the maturity date of the Senior Secured Bridge Notes was extended until February 2, 2024, the interest on the principal amount outstanding was increased to a rate of 12.0% per annum, and an amendment fee equal to 10.0% of the principal amount outstanding of the Senior Secured Bridge Notes as of February 2, 2023 or $1.4 million in the aggregate, was added to such notes such that it will become due and payable on the extended maturity date. In accordance with debt extinguishment accounting guidance outlined in ASC 470, the terms of the Senior Secured Bridge Notes were materially modified pursuant to the Amendment and as such, the Company recorded a loss on debt extinguishment of $Nil and $1.3 million, respectively on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

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

For the three and nine months ended September 30, 2023, interest expense of $0.4 million and $1.2 million, respectively (September 30, 2022 - $0.3 million and $1.1 million, respectively), and accretion expense of less than $0.1 million and $0.1 million, respectively (September 30, 2022 - $0.1 million and $0.3 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of September 30, 2023. The Senior Secured Bridge Notes are classified as current liabilities on the unaudited interim condensed consolidated balance sheets as they are due on February 2, 2024.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the three and nine months ended September 30, 2023, interest expense of $Nil and $Nil, respectively (September 30, 2022 - $Nil and $1.4 million, respectively), and accretion expense of $Nil and $Nil, respectively (September 30, 2022 - $Nil and $0.7 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

For three and nine months ended September 30, 2023, interest expense of $Nil and $Nil, respectively (September 30, 2022 - $Nil and $1.0 million, respectively), and accretion expense of $Nil and $Nil, respectively (September 30, 2022 - $Nil and $0.4 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

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

For the three and nine months ended September 30, 2023, interest expense of $2.2 million and $6.4 million, respectively (September 30, 2022 - $2.1 million and $2.2 million, respectively), and accretion expense of $0.7 million and $2.2 million, respectively (September 30, 2022 - $0.7 million and $0.8 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of September 30, 2023. The June Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2023, interest expense of $0.4 million and $1.3 million, respectively (September 30, 2022 - $0.4 million and $0.4 million, respectively), and accretion expense of $0.2 million and $0.7 million, respectively (September 30, 2022 - $0.2 million and $0.2 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of September 30, 2023. The June Unsecured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2023, interest expense of $0.6 million and $1.6 million, respectively (September 30, 2022— $0.5 million and $0.5 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of September 30, 2023. The Additional Secured Debentures are classified as long-term liabilities on the unaudited interim condensed consolidated balance sheets.

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

Note 6 - Share Capital

(a)
Share Capital

Authorized: Unlimited common shares. The shares have no par value.

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the nine months ended September 30, 2023:

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
•
On July 6, 2023, the Company issued common shares totaling 19,439 for vested restricted stock units, out of which the Company withheld 4,818 shares to satisfy employees’ tax obligations with respect thereto of less than $0.1 million.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following is a summary of the common share issuances for the nine months ended September 30, 2022:

•
On June 24, 2022, an aggregate of 6,072,580 common shares were issued to the Secured Lenders and Unsecured Lenders in connection with the closing of the Recapitalization Transaction.
•
On August 18, 2022, 408 common shares were issued to settle shares to be issued with regards to purchase options assumed by the Company on February 5, 2019 as part of MPX Acquisition.
(b)
Warrants

The following table summarizes certain information in respect of the Company’s warrants:

	September 30, 2023		December 31, 2022
	Units	Weighted Average Exercise Price (C$)	Units	Weighted Average Exercise Price (C$)
Warrants outstanding, beginning	—	$—	22,640	$3.56
Forfeited	—	—	(17,955)	2.52
Expired	—	—	(4,685)	7.53
Warrants outstanding, ending	—	$—	—	$—

As per the terms of the Restructuring Support Agreement, all outstanding warrants were forfeited as of the Closing Date of the Recapitalization Transaction, and warrants classified as derivative liabilities were revalued to $Nil as of December 31, 2022. The Company recognized revaluation gain of $Nil and $Nil, respectively for the three and nine months ended September 30, 2023 (September 30, 2022 $Nil and less than $0.1 million, respectively) on the unaudited interim condensed consolidated statements of operations.

(c)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Common share options	7,877	7,877
Restricted stock units	337,115	173,230
Total	344,992	181,107
(d)
Stock Options

All existing options (the “Original Awards”) to purchase common shares of the Company issued to officers were cancelled and extinguished for no consideration on the date of closing the Recapitalization Transaction. On September 19, 2022, the Board awarded stock options to two officers of the Company as replacement awards for the Original Awards under the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) dated October 15, 2018. The Original Awards were cancelled on June 24, 2022, as part of the Recapitalization Transaction, and the new stock options were granted on September 19, 2022 (the “Replacement Stock Options”). As the fair value of the Original Awards was $Nil on the modification date, the incremental compensation cost recognized is equal to the fair value of the Replacement Stock Options on the modification date, which shall be recognized over the remaining requisite service period. The Replacement Stock Options granted vested fully after the three-year grant period ended on July 10, 2023. Accordingly, the unrecognized compensation cost is $Nil, having been amortized on a straight-line basis over the weighted average requisite service period of three years.

Share-based compensation expense related to stock options for the three and nine months ended September 30, 2023 was less than $0.1 million and less than $0.1 million, respectively (September 30, 2022 - $0.2 million and $2.0 million, respectively), and is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes certain information in respect of option activity during the period:

.	Nine Months Ended September 30, 2023			Year Ended December 31, 2022
	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	7.78	10,504	$3.65	—
Granted	—	—	—	7,877	0.05	—
Cancellations	—	—	—	(7,111)	3.48	—
Forfeitures	—	—	—	(3,152)	4.33	—
Expirations	—	—	—	(241)	0.89	—
Options outstanding, ending (2)	7,877	$0.05	6.78	7,877	$0.05	7.78

(1)
The Original Awards are denominated in Canadian dollars. Exercise prices have been converted to U.S. dollar equivalents using an exchange rate of CAD$1.352 to $1.00 as of September 30, 2023.
(2)
As of September 30, 2023, 7,877 of the stock options outstanding were exercisable (December 31, 2022 - 6,564).

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following assumptions:

	September 30, 2023	December 31, 2022
Risk-free interest rate	—	3.8%
Expected dividend yield	—	0.0%
Expected volatility	—	128.6%
Expected life	—	4.3 years

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

On September 19, 2022, the Board awarded 27,108 RSUs to four Board members. Of the RSUs awarded, 7,843 were fully vested on issuance and 19,265 vested over a one-year period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

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

On August 31, 2023, the Board awarded 207,194 RSUs to two officers. The RSUs shall vest over a period of three years. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

During the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $3.5 million, respectively of share-based compensation expense associated with the RSUs (September 30, 2022—$4.4 million and $25.5 million, respectively). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of September 30, 2023, there was approximately $4.5 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 2.69 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Nine Months Ended September 30, 2023		Year Ended December 31, 2022
	Units	Weighted Average Grant Price (1)	Units	Weighted Average Grant Price (1)
Unvested balance, beginning	129,671	$0.07	—	$—
Granted	246,121	0.02	474,557	0.08
Vested	(97,932)	0.08	(263,155)	0.09
Forfeited	(9,983)	0.07	(81,731)	0.10
Unvested balance, ending	267,877	$0.02	129,671	$0.07

(1)
Weighted average grant price is presented in U.S. dollars for the nine months ended September 30, 2023, as compared to previously issued financial statements, which present this figure in Canadian dollars.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before income taxes	$(11,792)	$(17,670)	$(41,295)	$(391,068)
Income tax expense	3,780	4,325	13,021	14,591
Effective tax rate	-32.1%	-24.5%	-31.5%	-3.7%

For the three and nine months ended September 30, 2023, the Company recorded interest and penalties on unpaid income taxes of $3.1 million and $7.4 million, respectively (September 30, 2022 - $Nil and $0.1 million, respectively).

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 8 - Segment Information

The below table presents results by segment for the three and nine months ended September 30, 2023 and 2022:

Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Eastern Region	$30,036	$23,771	$76,871	$74,315
Western Region	12,854	15,331	41,260	50,476
Other(1)	—	269	227	851
Total	$42,890	$39,371	$118,358	$125,642
Gross profit (loss)
Eastern Region	$12,916	$11,213	$36,846	$41,550
Western Region	4,511	4,878	14,762	16,501
Other	—	90	(279)	290
Total	$17,427	$16,181	$51,329	$58,341
Depreciation and amortization
Eastern Region	$4,185	$4,659	$12,999	$13,595
Western Region	1,827	3,033	5,507	9,044
Other	123	132	377	401
Total	$6,135	$7,824	$18,883	$23,040
(Recoveries), write-downs and other charges, net
Eastern Region	(1)	(778)	$(21)	$(702)
Western Region	(68)	—	(76)	—
Other	—	(361)	564	(226)
Total	$(69)	$(1,139)	$467	$(928)
Net (loss) income
Eastern Region	$(4,617)	$(4,312)	$(17,463)	$374
Western Region	(925)	(2,557)	(2,497)	(5,491)
Other	(10,030)	(15,126)	(34,356)	(400,542)
Total	$(15,572)	$(21,995)	$(54,316)	$(405,659)
Purchase of property, plant and equipment
Eastern Region	$543	$741	$2,451	$4,779
Western Region	—	292	34	982
Other	—	—	3	3
Total	$543	$1,033	$2,488	$5,764
Purchase of other intangible assets
Eastern Region	$54	$—	$2,389	$—
Western Region	—	—	—	—
Other	5	38	15	108
Total	$59	$38	$2,404	$108

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	As of September 30,	As of December 31,
	2023	2022
Assets
Eastern Region	$224,518	$226,458
Western Region	54,421	60,896
Other	11,254	16,113
Total	$290,193	$303,467

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10.0% of the Company’s annual revenues. For the three and nine months ended September 30, 2023 and 2022, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.

Geographic Information

As of September 30, 2023 and 2022, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cashflows are affected by economic factors. For the three and nine months ended September 30, 2023 and 2022, the Company disaggregated its revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
iAnthus branded products	$22,791	$20,809	$65,565	$66,145
Third party branded products	17,315	16,557	45,517	51,984
Wholesale/bulk/other products	2,784	2,005	7,276	7,513
Total	$42,890	$39,371	$118,358	$125,642

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of September 30, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments - other (1)	$145	$—	$—	$145	$130	$—	$—	$130

(1)
Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.

There were no transfers between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and nine months ended September 30, 2023 and 2022.

The Company’s other investment as of September 30, 2023 is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data and inputs available.

All Level 1 investments are comprised of equity investments which are re-measured at fair value using quoted market prices.

The following table summarizes the changes in Level 1 financial assets:

Financial Assets
Balance as of December 31, 2022	$130
Revaluations on Level 1 instruments	15
Balance as of September 30, 2023	$145

The derivative liabilities related to the convertible debt instruments and freestanding warrants were recorded at fair value estimated using the Black-Scholes option pricing model, which is therefore considered to be a Level 3 measurement. On June 24, 2022 all warrants were forfeited upon the consummation of the Recapitalization Transaction.

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value:

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$18,162	$16,876	$16,175	$14,787
June Secured Debentures	126,542	115,977	116,340	103,612
Secured Notes	15,084	15,330	13,852	13,694
Other	764	786	945	819
Total	$160,552	$148,969	$147,312	$132,912

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the Company’s contractual obligations and commitments as of September 30, 2023:

	2024	2025	2026	2027	2028
Operating leases	$7,747	$7,869	$7,825	$7,246	$7,143
Service and other contracts	3,255	359	—	—	—
Long-term debt	15,797	61	71	216,380	94
Total	$26,799	$8,289	$7,896	$223,626	$7,237

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

On February 6, 2023, the Company entered into a membership interest purchase agreement (the "MIPA"), pursuant to which the Company agreed to sell to OG Farms, LLC (the “Purchaser”), its membership interests in Grassroots Vermont Management Services, LLC (“GVMS”), the sole owner of all issued and outstanding authorized common stock of FWR, Inc. (“FWR”). FWR owns and operates a dispensary and cultivation/processing facility in Vermont and is included within the Company's Eastern Region reporting segment. The aggregate proceeds to be received from the sale are $0.2 million in cash, subject to adjustments to be determined on date of closing. The closing of the MIPA is subject to, among other conditions, a Change of Control Approval from the Vermont Cannabis Control Board (the “CCB”). On February 6, 2023, the Company also entered into a management agreement (the “Management Agreement”) whereby the Purchaser has been appointed as the sole and exclusive manager of, and will receive all profit earned by, GVMS and FWR, through the date of closing. The Management Agreement became effective on March 8, 2023, upon approval by the CCB (the “Effective Date”). As of the Effective Date, all operational control has been transferred to the Purchaser. Management performed an assessment and determined that the Company no longer has a controlling financial interest as of the Effective Date. The Company recognized a loss on deconsolidation of $0.5 million, which is the difference between the aggregate consideration received and the book value of the assets as of the Effective Date, which is presented in write-downs and other charges on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023. As of August 14, 2023, all closing conditions of the MIPA were satisfied, including the receipt of approval from the CCB, and the Company completed the sale of GVMS as of that date.

On May 8, 2023, ICH's wholly-owned subsidiary, iA CBD, LLC ("iA CBD"), entered into an Asset Purchase Agreement (the "Purchase Agreement") with C4L, LLC (the "Buyer"), pursuant to which, iA CBD agreed to sell substantially all of the assets of iA CBD. iA CBD owns and operates the Company's assets associated with its CBD products branded as CBD for Life (the "Business"). The aggregate proceeds to be received from the sale are approximately $0.2 million. The closing of the Purchase Agreement is subject to, among other customary conditions, the assignment of the United States Small Business Loan held by iA CBD. On May 8, 2023, iA CBD also entered into an interim management agreement (the "Management Agreement"), pursuant to which the Buyer assumed full operational and managerial control of the Business as of May 8, 2023 (the "CBD Effective Date"). The Management Agreement will remain in effect until the earlier of the (i) closing of the Purchase Agreement; and (ii) the termination of the Purchase Agreement in accordance with its terms. As of the CBD Effective Date, all operational control of the Business was transferred to the Buyer and the Company determined that it no longer has a controlling financial interest as of the CBD Effective Date. The Company recognized a loss on deconsolidation of less than $0.1 million as of the CBD Effective Date, which is presented in write-downs and other charges on the unaudited interim condensed consolidated statements of operations for the three months ended September 30, 2023. As of August 15, 2023, the Company completed the sale of iA CBD as all closing conditions of the Purchase Agreement were satisfied, including receipt of approval of the assignment of the United States Small Business Loan.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the “Hi-Med Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the “Hi-Med Lawsuit”). Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for, among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the Hi-Med Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ replies were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss Hi-Med’s second Amended Complaint. Hi-Med’s opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. On January 17, 2023, the parties submitted the matter, together with the Class Action Lawsuit referenced below, to mediation. On January 31, 2023, the parties advised the SDNY that the defendants and Hi-Med remain in ongoing settlement discussions. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Hi-Med action until February 21, 2023, to allow for continued settlement discussions between the parties, which the SDNY granted on February 7, 2023. On February 16, 2023, the parties advised the SDNY that the parties remained in ongoing settlement discussions and requested that SDNY extend the parties’ deadlines further until March 21, 2023, which the SDNY granted on February 21, 2023. On March 16, 2023, the parties requested another extension of the parties’ deadlines until April 11, 2023 to continue settlement discussions, which the SDNY granted on March 17, 2023. On April 6, 2023, the parties again advised the SDNY that settlement discussions remained ongoing and requested another extension of the applicable deadlines until May 2, 2023, which the SDNY granted. On April 28, 2023, another extension of the deadlines until May 16, 2023 was requested due to ongoing settlement discussions, which the SDNY granted. The parties have reached a settlement in principle and are in the process of finalizing a settlement agreement, which would fully resolve all of Hi-Med's claims. While the parties finalize the settlement agreement, all deadlines in the matter have been stayed through November 14, 2023. Refer to Note 5 for further discussion of the Unsecured Debentures.

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

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against ICH in the Ontario Superior Court of Justice pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and ICH. Specifically, Canaccord alleges that it is owed a cash fee equal to $2,236,000 (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. ICH filed its Statement of Defense on May 17, 2023, in which ICH disputes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. ICH also filed a counterclaim against Canaccord, seeking the repayment of a $250,000 payment mistakenly made by ICH towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the Alleged Fee. ICH is reviewing Canaccord's Motion for Summary Judgment and will file an opposition in due course.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 12 - Related Party Transactions

	September 30,	December 31,
	2023	2022
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	15,085	—
Long-term debt, net of issuance costs (1)	140,212	142,295
Accrued and other current liabilities	7,685	7,620
Total	$162,982	$149,915

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 5 for further discussion.

Effective as of May 6, 2022 (the “May Resignation Date”), Randy Maslow, the Company’s then Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and its committees. In connection with the resignation, Mr. Maslow and the Company executed a separation agreement (the “May Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow received total cash compensation in the amount of approximately $12.2 million (the “May Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, the Company will continue to pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and the Company did not elect to extend the term. During the three and nine months ended September 30, 2023, the Company paid $Nil and $Nil, respectively to Mr. Maslow in relation to consulting services provided (September 30, 2022 - less than $0.1 million and $0.1 million, respectively).

Effective as of November 14, 2022, Julius Kalcevich, the Company’s then Chief Financial Officer, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), Mr. Kalcevich and the Company executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of September 30, 2023, the total balance owed to Mr. Kalcevich was $Nil (December 31, 2022 - $0.9 million).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of September 30, 2023, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $7.7 million (December 31, 2022 – $6.7 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	For the Nine Months Ended September 30,
	2023	2022
Income taxes (including interest and penalties)	$3,148	$2,408
Interest	86	71

(b) Changes in operating assets and liabilities are comprised of the following:

	For the Nine Months Ended September 30,
	2023	2022
Decrease (increase) in:
Accounts receivables, net	$(770)	$154
Prepaid expenses	(302)	(312)
Inventories, net	(3,490)	(672)
Other current assets	173	586
Other long-term assets	(59)	(10)
Operating leases	(1,098)	(969)
(Decrease) increase in:
Accounts payable	5,236	(2,325)
Accrued and other current liabilities	18,275	18,794
	$17,965	$15,246

(c) Depreciation and amortization are comprised of the following:

	For the Nine Months Ended September 30,
	2023	2022
Property, plant and equipment	$8,408	$10,800
Operating lease ROU assets	1,514	1,748
Intangible assets	10,475	12,240
	$20,397	$24,788

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(d) (Recoveries), write-downs and other charges, net are comprised of the following:

	For the Nine Months Ended September 30,
	2023	2022

Account receivable recoveries	$4	$(16)
Operating lease liabilities	—	(354)
Operating lease ROU assets	1	(29)
Property, plant and equipment	462	(529)
	$467	$(928)

(e) Significant non-cash investing and financing activities are as follows:

	For the Nine Months Ended September 30,
	2023	2022
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$10,576	$4,949
Non-cash consideration for asset acquisition	—	19,193
Shares issued to settle MPX purchase options assumed from the MPX Acquisition		1,500
Non-cash issuance of shares from consummation of the Recapitalization Transaction	—	455,443
Non-cash debt extinguishment from the consummation of the Recapitalization Transaction	—	(238,269)
Non-cash issuance of June Secured Debentures and June Unsecured Debentures from the consummation of the Recapitalization Transaction	—	99,402

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of September 30, 2023, the Company held less than $0.1 million as restricted cash (December 31, 2022—less than $0.1 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	September 30,	December 31,
	2023	2022
Cash	$15,104	$14,336
Restricted cash	70	70
Total cash and restricted cash presented in the statements of cash flows	$15,174	$14,406

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

Through our subsidiaries, we currently own and/or operate 36 dispensaries and 10 cultivation and/or processing facilities in eight U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional 12 dispensary licenses and/or dispensary facilities in four states, plus an uncapped number of dispensary licenses in Florida, and up to 20 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in nine U.S. states, all subject to the necessary regulatory approvals.

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

Disposition of Vermont Operations

On February 6, 2023, we entered into a membership interest purchase agreement (the "MIPA"), pursuant to we agreed to sell to OG Farms, LLC (the “Purchaser”), our membership interests in Grassroots Vermont Management Services, LLC (“GVMS”), the sole owner of all issued and outstanding authorized common stock of FWR, Inc. (“FWR”). FWR owns and operates a dispensary and cultivation/processing facility in Vermont and is included in our Eastern Region reporting segment. The aggregate proceeds to be received from the sale are $0.2 million in cash, subject to adjustments to be determined on date of closing. The closing of the MIPA is subject to, among other conditions, a Change of Control Approval from the Vermont Cannabis Control Board (the “CCB”). On February 6, 2023, we also entered into a management agreement (the “Management Agreement”) whereby the Purchaser has been appointed as the sole and exclusive manager of, and will receive all profit earned by, GVMS and FWR, through the date of closing. The Management Agreement became effective on March 8, 2023, upon approval by the CCB (the “Effective Date”). As of the Effective Date, all operational control of GVMS and FWR was transferred to the Purchaser and we determined that we no longer have a controlling financial interest as of the Effective Date. We recognized a loss on deconsolidation of $0.5 million, which is the difference between the aggregate consideration to be received and the book value of the assets as of the Effective Date, which is presented in write-downs and other charges on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023. As of August 14, 2023, all closing conditions of the MIPA were satisfied, including receipt of approval from the CCB and we completed the sale of GVMS as of that date.

Sale of CBD Business

On May 8, 2023, our wholly-owned subsidiary, iA CBD, LLC ("iA CBD"), entered into an Asset Purchase Agreement (the "Purchase Agreement") with C4L, LLC (the "Buyer"), pursuant to which, we agreed to sell substantially all of the assets of iA CBD. iA CBD owns and operates the assets associated with our CBD products branded as CBD for Life (the "Business"). The aggregate proceeds to be received from the sale are $0.2 million in cash. The closing of the Purchase Agreement is subject to, among other customary conditions, the assignment of the United States Small Business Loan held by iA CBD. On May 8, 2023, we also entered into an interim management agreement (the "Management Agreement"), pursuant to which the Buyer assumed full operational and managerial control of the Business as of May 8, 2023 (the "CBD Effective Date"). The Management Agreement will remain in effect until the earlier of the (i) closing of the Purchase Agreement; and (ii) the termination of the Purchase Agreement in accordance with its terms. As of the CBD Effective Date, all operational control of the Business was transferred to the Buyer and we determined that we no longer have a controlling financial interest as of the CBD Effective Date. We recognized a loss on deconsolidation of less than $0.1 million as of the CBD Effective Date, which is presented in write-downs and other charges on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023. As of August 15, 2023, we closed the sale of iA CBD as we satisfied all closing conditions of the Purchase Agreement, including receipt of approval for the assignment of the United States Small Business Loan.

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

New Jersey - Opening of Third Dispensary Location

On September 25, 2023, our wholly-owned subsidiary, MPX New Jersey LLC ("MPX NJ"), opened a new dispensary in Pennsauken, New Jersey marking our third dispensary in New Jersey. The new Pennsauken dispensary is currently open for medical sales and is pending regulatory approval from the New Jersey Cannabis Regulatory Commission to commence adult-use operations.

Nevada - Sale of Assets

On August 8, 2023, our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with Phoenix Group Reno, LLC, Phoenix Group Henderson, LLC, Phoenix Group LV, LLC and Hash House Brands, LLC (collectively, the "Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale were to be $4 million (the "Purchase Price"), subject to adjustments to be determined on the date of approval of the NV Management Agreement (as defined below). The closing of the NV Purchase Agreement was conditioned on, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On August 8, 2023, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the Buyer's affiliated entity, KaiZen Group, LLC (the "Manager"), would assume full operational and managerial control of the Business, subject to the approval of the NV CCB. Of the total Purchase Price, $3.5 million was to be paid in cash and the remaining balance of the Purchase Price was to be paid on a monthly basis, beginning ninety (90) days after receipt of approval by the NV CCB of the NV Management Agreement, pursuant to a Promissory Note dated August 8, 2023. On September 21, 2023, GMNV terminated the NV Purchase Agreement, and the sale transaction contemplated thereof,

Results of Operations for the Three and Nine Months ended September 30, 2023 and 2022

Revenues and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2023	2022	2023	2022
Revenues
Eastern Region	$30,036	$23,771	$76,871	$74,315
Western Region	12,854	15,331	41,260	50,476
Other	-	269	227	851
Total revenues	$42,890	$39,371	$118,358	$125,642
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(17,120)	$(12,558)	$(40,025)	$(32,765)
Western Region	(8,343)	(10,453)	(26,498)	(33,975)
Other	-	(179)	(506)	(561)
Total Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(25,463)	$(23,190)	$(67,029)	$(67,301)

Gross profit
Eastern Region	$12,916	$11,213	$36,846	$41,550
Western Region	4,511	4,878	14,762	16,501
Other	-	90	(279)	290
Total gross profit	$17,427	$16,181	$51,329	$58,341

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, and New Jersey. Results from our Vermont and CBD businesses were included until March 8, 2023 and May 8, 2023, respectively, when they were deconsolidated. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2023	2022	2023	2022
Total operating expenses	$24,982	$29,905	$78,346	$126,868
Total other expenses	(4,237)	(3,946)	(14,278)	(322,541)
Income tax expense	3,780	4,325	13,021	14,591

Selling, General and Administrative Expenses Details

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2023	2022	2023	2022
Salaries and employee benefits	$7,332	$9,094	$23,234	$28,334
Severance	128	352	603	12,242
Share-based compensation	473	4,657	3,555	27,493
Legal and other professional fees	1,592	2,096	6,615	7,464
Deferred professional fees related to the Recapitalization Transaction	—	—	—	7,091
Facility, insurance and technology costs	3,111	3,943	9,570	11,908
Marketing expenses	1,039	1,129	3,429	3,637
Travel and pursuit costs	189	197	650	666
Interest and penalties on unpaid income taxes	3,101	—	7,394	(123)
Amortization on right-of-use assets	463	540	1,514	1,748
Other general corporate expenditures	1,489	1,212	2,433	4,296
Total	$18,917	$23,220	$58,997	$104,756

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

Eastern region

For the three months ended September 30, 2023, our sales revenues in the eastern region were $30.0 million as compared to $23.8 million for the three months ended September 30, 2022, which represents an increase of 26.4%. The main drivers for the increase in revenues are from the launch of our adult-use programs in both Maryland and New Jersey. Further, retail revenues increased in Massachusetts and New York from increased marketing and promotions offered in these markets during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This was partially offset by lower retail revenues in Florida from increased competition and price compression.

For the three months ended September 30, 2023, gross profit was $12.9 million, or 43.0% of sales revenues, as compared to a gross profit of $11.2 million, or 47.2% of sales revenues, for the three months ended September 30, 2022. Gross profit margins decreased due to lower selling prices in retail dispensaries in Florida from price compression as a result of increased competition. Further, during the three months ended September 30, 2023, we recorded a $0.6 million inventory reserve on expired inventory in Massachusetts as we continue to optimize the use of our two facilities within the state.

During the three months ended September 30, 2023, approximately 8,565 pounds of plant material was harvested in the eastern region as compared to approximately 10,440 pounds harvested during the three months ended September 30, 2022. The decrease in harvested plant material is due to less harvests in Massachusetts as we continue to optimize production runs across our two facilities. Harvested plant material was comparable in both Florida and New Jersey during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Western region

For the three months ended September 30, 2023, our sales revenues in the western region were $12.9 million as compared to $15.3 million for the three months ended September 30, 2022, which represents a decrease of 16.2%. The decrease in revenues in the western region is attributable to lower wholesale revenues in both Arizona and Nevada, as well as a decrease in retail revenues in Arizona during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This was partially offset by an increase in Nevada retail revenues from our new Las Vegas, Nevada dispensary which opened in September 2022.

For the three months ended September 30, 2023, gross profit was $4.5 million, or 35.1% of sales revenues, as compared to a gross profit of $4.9 million, or 31.8% of sales revenues, for the three months ended September 30, 2022. Gross profit margins have increased as we sold more in-house products, which have higher margins in Arizona during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

During the three months ended September 30, 2023, approximately 1,480 pounds of plant material was harvested in the western region as compared to approximately 1,590 pounds harvested during the three months ended September 30, 2022. Harvested plant material is comparable between the three months ended September 30, 2023 and 2022.

Other revenues and other gross profits

For the three months ended September 30, 2023, other revenues was $Nil as compared to $0.3 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, other gross profits was $Nil as compared to less than $0.1 million for the three months ended September 30, 2022. This decrease in other revenues and other gross profits is due to the deconsolidation of our CBD business as of May 8, 2023.

Total operating expenses

For the three months ended September 30, 2023, our total operating expenses were $25.0 million as compared to $29.9 million for the three months ended September 30, 2022, which represents a decrease of 16.5%.

The decrease in total operating expenses resulted from a decrease of $4.3 million in our selling, general, and administrative expenses which is attributable to: $4.2 million decrease in share-based compensation from the grant of restricted stock units to employees as the majority of outstanding employee RSUs have fully vested in July 2023; $1.8 million decrease in our salaries and employee expenses from reduced headcount during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022; $1.2 million decrease of general corporate expenditures, legal fees, and facility expenses during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022; and a $0.2 million decrease in severance expenses during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This was partially offset by a $3.1 million increase in interest and penalties on unpaid income taxes during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022

The decrease in total operating expenses is also attributable to a $1.7 million decrease in our depreciation and amortization expenses during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. We had a lower depreciable fixed and intangible asset base due to the impairment of our Vermont and Nevada operations and from the sale of certain properties during the year ended December 31, 2022.

The decrease in total operating expenses was partially offset by recoveries of less than $0.1 million from the sale of certain properties held for sale during three months ended September 30, 2023 as compared to recoveries of $1.1 million from asset disposals during the three months ended September 30, 2022.

Total other income and expenses

For the three months ended September 30, 2023, our total other expenses were $4.2 million as compared to total other expenses of $3.9 million for the three months ended September 30, 2022, which represents an increase of 7.4%.

The increase in total other expenses between the three months ended September 30, 2023 and 2022 is primarily attributable to a $0.6 million increase in interest expense. This increase is a result of the higher interest recognized on the deferred professional fees related to the Recapitalization Transaction and the higher interest rate resulting from the amendment to the $11.0 million senior secured bridge notes in February 2023. The total increase in total other expenses was partially offset from a $0.2 million increase in fair value gains from trading securities held by us during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Income tax expense

For the three months ended September 30, 2023, our income tax expense was $3.8 million as compared to $4.3 million for the three months ended September 30, 2022, which represents a decrease of 12.6%. The decrease in income tax expense is a result of lower taxable income during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

Eastern region

For the nine months ended September 30, 2023, our sales revenues in the eastern region were $76.9 million as compared to $74.3 million for the nine months ended September 30, 2022, which represents an increase of 3.4%. The increase in revenues is from the launch of our adult-use programs in both Maryland and New Jersey. Further, retail revenues increased in Massachusetts and New York from increased marketing and promotions offered in these markets during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This was partially offset by lower retail revenues in Florida from increased competition and price compression.

For the nine months ended September 30, 2023, gross profit was $36.8 million, or 47.9% of sales revenues, as compared to a gross profit of $41.6 million, or 55.9% of sales revenues, for the nine months ended September 30, 2022. Gross profit margins decreased due to lower selling prices in retail dispensaries in Florida and Maryland. This was partially offset with increased gross margins in Massachusetts which had a more favorable sales mix with increased sales of our in-house products during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, approximately 26,760 pounds of plant material was harvested in the eastern region as compared to approximately 30,360 pounds harvested during the nine months ended September 30, 2022. There was a decrease in harvested plant material in Massachusetts as we continue to optimize production runs across our two facilities, which was offset by an increase in harvested plant material in New Jersey as we now have an operational facility, compared to less harvests during the nine months ended September 30, 2022, as the Pleasantville, New Jersey facility became operational in June 2022.

Western region

For the nine months ended September 30, 2023, our sales revenues in the western region were $41.3 million as compared to $50.5 million for the nine months ended September 30, 2022, which represents a decrease of 18.3%. The decrease in revenues in the western region is attributable to lower retail and wholesale revenues in Arizona and lower wholesale revenue in Nevada during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This was partially offset by an increase in Nevada retail revenues from our new Las Vegas, Nevada dispensary which opened in September 2022.

For the nine months ended September 30, 2023, gross profit was $14.8 million, or 35.8% of sales revenues, as compared to a gross profit of $16.5 million, or 32.7% of sales revenues, for the nine months ended September 30, 2022. Gross profit margins increased in the western region from the sale of more in-house products, which have higher margins during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, which was partially offset by lower selling prices due to increased competition.

During the nine months ended September 30, 2023, approximately 5,720 pounds of plant material was harvested in the western region as compared to approximately 5,260 pounds harvested during the nine months ended September 30, 2022. The increase in harvested plant material is attributable to higher cultivation yields in Arizona and Nevada during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Other revenues and other gross profits

For the nine months ended September 30, 2023, other revenues were $0.2 million as compared to $0.9 million for the nine months ended September 30, 2022. This decrease is due to lower sales from our CBD business. For the nine months ended September 30, 2023, other gross profits was negative $0.3 million as compared to $0.3 million for the nine months ended September 30, 2022. This decrease in other gross profits primarily due to a $0.2 million inventory reserve accrued on CBD inventory recognized in costs and expenses applicable to revenues on our unaudited interim condensed consolidated statement of operations during the nine months ended September 30, 2023 as compared to $Nil during the nine months ended September 30, 2022. Further, the CBD business was deconsolidated as of May 8, 2023.

Total operating expenses

For the nine months ended September 30, 2023, our total operating expenses were $78.3 million as compared to $126.9 million for the nine months ended September 30, 2022, which represents a decrease of 38.2%.

The decrease in total operating expenses resulted from a decrease of $45.8 million in our selling, general, and administrative expenses which is attributable to: $23.9 million decrease in share-based compensation from the grant of restricted stock units to employees and the concurrent cancellation of existing stock options with the closing of the Recapitalization Transaction during the nine months ended September 30, 2022; $11.6 million decrease in severance expenses, as the nine months ended September 30, 2022 included a one-time severance payment of $12.0 million to our former Interim Chief Executive Officer, Randy Maslow, partially offset by additional severance payments of $0.4 million during the nine months ended September 30, 2023; $7.1 million decrease in deferred professional fees which related to the closing of the Recapitalization Transaction during the nine months ended September 30, 2022; $5.1 million decrease in our salaries and employee expenses from reduced headcount during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022; $4.4 million decrease of general corporate expenditures and facility expenses during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022; and a $1.1 million decrease in marketing, legal and other professional fees during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was partially offset by a $7.5 million increase in interest and penalties on unpaid income taxes during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

The decrease in total operating expenses is also attributable to a $4.2 million decrease in our depreciation and amortization expenses during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. We had a lower depreciable fixed and intangible asset base due to the impairment of our Vermont and Nevada operations and from the sale of certain properties during the year ended December 31, 2022.

The decrease in total operating expenses was partially offset by $0.5 million in write-downs recognized as a result of deconsolidating our Vermont and CBD businesses during the nine months ended September 30, 2023, which is the difference between the aggregate consideration to be received and the book value of the assets as of the effective date of the sale. This compares to $1.1 million of gains from asset disposals recognized during the nine months ended September 30, 2022.

Total other income and expenses

For the nine months ended September 30, 2023, our total other expenses were $14.3 million as compared to total other expenses of $322.5 million for the nine months ended September 30, 2022, which represents a decrease of 95.6%.

The decrease in total other expenses between the nine months ended September 30, 2023 and 2022 is attributable to: $316.6 million loss on debt extinguishment related to the closing of the Recapitalization Transaction on June 24, 2022; lower interest expense of $3.5 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 from the closing of the Recapitalization Transaction that extinguished a portion of our total outstanding debt and reduced the interest rates on the June Secured

Debentures and the Senior Secured Bridge Notes; no interest on the Exit Fee during the nine months ended September 30, 2023 as the Exit Fee was cancelled as part of the Recapitalization Transaction, as compared to $0.8 million during the nine months ended September 30, 2022.

The decrease in total other expenses was partially offset by: $11.3 million decrease in other income primarily attributable to the $10.4 million fair value gain net of tax from the noncash consideration provided as part of our acquisition of MPX New Jersey LLC (“MPX NJ Acquisition”) and a $0.5 million one-time payment received from an Arizona licensing agreement during the nine months ended September 30, 2022; $1.3 million loss on debt extinguishment related to the amendment of the Senior Secured Bridge Notes during the nine months ended September 30, 2023, and from an increase in accretion expense of $0.4 million as we are now accruing accretion on the June Secured Debentures and June Unsecured Debentures as compared to no accretion expense on these debt instruments during the nine months ended September 30, 2022.

Income tax expense

For the nine months ended September 30, 2023, our income tax expense was $13.0 million as compared to $14.5 million for the nine months ended September 30, 2022, which represents a decrease of 10.8%. The decrease in income tax expense is a result of lower taxable income during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we held unrestricted cash of $15.1 million (December 31, 2022—$14.3 million) and had an accumulated deficit of $1,305.3 million (December 31, 2022—$1,251.0 million) and a working capital deficit of $79.0 million (December 31, 2022—$41.9 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the nine months ended September 30, 2023 was $4.7 million as compared to net cash used in operating activities of $14.1 million for the nine months ended September 30, 2022. The increase in our net cash provided from operating activities during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was due primarily to the following: our net loss of $54.3 million, partially offset by $20.4 million of depreciation and amortization expense, $11.6 million in interest expense, $3.6 million in share-based compensation expense, $2.9 million of accretion expense, $1.3 million in loss on debt extinguishment from the amendment of our Senior Secured Bridge Notes, $0.8 million from inventory reserves, $0.5 million from write-downs related to the deconsolidation of our CBD and Vermont operations, and $18.0 million from changes in operating assets and liabilities items during the nine months ended September 30, 2023.

Changes in other operating assets for the nine months ended September 30, 2023 include an increase in inventory of $2.8 million due to increased production in our New Jersey facility during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 and from an increase in accounts receivable of $0.9 million from higher wholesale revenues during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Changes in other operating liabilities for the nine months ended September 30, 2023 include an decrease in accrued and other current liabilities of $0.5 million due the accrual of deferred professional fees during nine months ended September 30, 2022, partially offset by accrued income taxes and related interest and penalties for the period, interest and recapitalization fees due upon closing of the Recapitalization Transaction on June 24, 2022, and an increase in accounts payable of $7.6 million as compared to the nine months ended September 30, 2022.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023, was $3.7 million as compared to $3.6 million during the nine months ended September 30, 2022. The increase in cash used in investing activities was primarily attributable to higher other intangible assets expenditures related to adult-use license application fees in Maryland and New Jersey of $2.3 million during the nine months ended September 30, 2023 as compared to immaterial capitalized intangible asset expenditures during the nine months ended September 30, 2022. Cash flow provided from investing activities during the nine months ended September 30, 2023 included $1.3 million of proceeds from the sale of certain property, plant and equipment compared to $2.4 million during the nine months ended September 30, 2022.

Net cash used in investing activities was partially offset by lower cultivation and dispensary construction expenditures of $2.5 million during the nine months ended September 30, 2023 as compared to $5.8 million during the nine months ended September 30, 2022. In addition, during the nine months ended September 30, 2023, we did not loan any amounts to MPX NJ as compared to $0.1 million during the nine months ended September 30, 2022 prior to the MPX NJ Acquisition.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $0.3 million as compared to net cash provided by financing activities of $23.9 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we paid $0.3 million on our employees' behalf as part of RSUs issuances as compared to $Nil during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we received proceeds from the issuance of the Additional Secured Notes of $24.3 million which was partially offset by less than $0.3 million from repayment of debt.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 5 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

Effective as of May 6, 2022 (the “May Resignation Date”), Randy Maslow, our then Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with our subsidiaries and its affiliates, and from our Board of Directors and its committees. In connection with the resignation, we executed a separation agreement (the “May Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow received total cash compensation in the amount of approximately $12.2 million (the “May Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, we will continue to pay the monthly premium for Mr. Maslow’s continued participation in our health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire our common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire our common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25,000 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and we did not elect to extend the term. During the nine months ended September 30, 2023 and 2022, we paid $Nil and $0.1 million, respectively to Mr. Maslow in relation to consulting services provided.

Effective as of November 14, 2022, Julius Kalcevich, our then Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), we executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of September 30, 2023, the total balance owed to Mr. Kalcevich was $Nil (December 31, 2022 - $0.9 million).

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). Certain of these New Secured Lenders held greater than 5.0% of our outstanding common shares upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of September 30, 2023, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $7.7 million (December 31, 2022 – $6.7 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, with respect to (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities under an effective registration statement under the Securities Act; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) our internal controls relating to inventory valuation, estimated useful lives and depreciation of long-lived assets, expense cutoff for certain subsidiaries, business combinations, impairment of long-lived assets, and debt modification and extinguishment were not effective; (2) information technology general controls related to access security were not designed and implemented for all financially relevant applications, and we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) we did not perform an effective risk assessment or effectively monitor internal controls over financial reporting, we did not have written documentation of internal control policies and procedures, and we lacked sufficient resources to adequately perform and monitor account reconciliation and review controls; and (4) we misclassified certain employees as contractors based on the rules and regulations of the IRS.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth in this Item 1 of Part II or in Item 1 of Part I, "Financial Statements Note 11 - Contingencies and Guarantees", or in Item 3 of Part I, "Legal Proceedings", of our 2022 Annual Report on Form 10-K, as Item 1 of Part II, "Legal Proceedings", of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

U.S. Hi-Med Matter

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the “Hi-Med Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the “Hi-Med Lawsuit”). Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the Hi-Med Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ replies were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss Hi-Med’s second Amended Complaint. Hi-Med’s opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. On January 17, 2023, the parties submitted the matter, together with the Class Action Lawsuit referenced below, to mediation. On January 31, 2023, the parties advised the SDNY that the defendants and Hi-Med remain in ongoing settlement discussions. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Hi-Med action until February 21, 2023, to allow for continued settlement discussions between the parties, which the SDNY granted on February 7, 2023. On February 16, 2023, the parties advised the SDNY that the parties remained in ongoing settlement discussions and requested that SDNY extend the parties’ deadlines further until March 21, 2023, which the SDNY granted on February 21, 2023. On March 16, 2023, the parties requested another extension of the parties’ deadlines until April 11, 2023 to continue settlement discussions, which the SDNY granted on March 17, 2023. On April 6, 2023, the parties again advised the SDNY that settlement discussions remained ongoing and requested another extension of the applicable deadlines until May 2, 2023, which the SDNY granted. On April 28, 2023, another extension of the deadlines until May 16, 2023 was requested due to ongoing settlement discussions, which the SDNY granted. The parties have reached a settlement in principle and are in the process of finalizing a settlement agreement, which would fully resolve all of Hi-Med's claims. While the parties finalize the settlement agreement, all deadlines in the matter have been stayed until November 14, 2023.

Walmer Matter

On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX. The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation following the MPX Acquisition. MPX withheld the redemption of approximately $1,250,000 of the original subscription amount of the MPX Debentures as MPX was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into the Company’s common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111,000,000 and breach of a security subordination agreement in the amount of $3,500,000. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against the Company and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in the British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX, the Company and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX and the Company to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111,000,000; (iii) damages for breach of a security subordination agreement in the amount of $3,500,000; (iv) damages for breach of a consultancy agreement in the amount of $440,000 plus $150,000 plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1,000,000. On October 31, 2019, the Company and MPX served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike the Company’s and MPX’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, the Company’s directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia. On August 22, 2023, Walmer, Island, Broughton, Crawford and Puddles filed a Notice of Intention to Proceed with their claim.

Claim by Former Financial Advisor

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against ICH in the Ontario Superior Court of Justice pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and ICH. Specifically, Canaccord alleges that it is owed a cash fee equal to $2,236,000 (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. ICH filed its Statement of Defense on May 17, 2023 in which, ICH disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. ICH also filed a counterclaim against Canaccord, seeking the repayment of a $250,000 payment mistakenly made by ICH towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the Alleged Fee. ICH is reviewing Canaccord's Motion for Summary Judgment and will file an opposition in due course

ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: November 9, 2023	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Philippe Faraut
Philippe Faraut
Chief Financial Officer
(Principal Financial and Accounting Officer)