Form 10-Q/A
period 2023-09-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2024-02-23
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

iAnthus Capital Holdings, Inc. (together with its consolidated subsidiaries, the "Company") is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, initially filed with the Securities and Exchange Commission and SEDAR on November 9, 2023 (the "Original Form 10-Q"). This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I of the Original Form 10-Q which includes the Company's restated unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 and related notes (the "Amended Form 10-Q").

In connection with the preparation of the Company's consolidated financial statements for the fiscal year ended December 31, 2023, the Company’s management identified an error related to its financial reporting process in connection with an intercompany consolidation of two wholly-owned subsidiaries and in the valuation of inventory, both resulting in an overstatement of inventory in the Original Form 10-Q. This error resulted in an overstatement of 'inventories, net' and 'accrued and other current liabilities' on the unaudited interim condensed consolidated balance sheet as of September 30, 2023, and an overstatement of 'income tax expense', and an understatement of 'cost and expenses applicable to revenues', on its unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023. This error has no impact on the cash balance as of September 30, 2023 and results in no net change in cash flows for the nine months ended September 30, 2023, which is illustrated in further detail in Note 15 of the Financial Statements in Item 1 of Part I of this Amended Form 10-Q.

The Company has made no attempt in this Quarterly Report on Form 10-Q/A to modify or update the disclosures presented in the Original Form 10-Q other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10-Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Form 10-Q, including any amendments thereto.

In accordance with Rule 12b-15 of the Securities and Exchange of Act of 1934, as amended (the "Exchange Act"), this Form 10-Q/A includes new certifications by the Company's Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

" "

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	5

	Interim Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited and Restated) and December 31, 2022 (Audited)	5

	Unaudited Interim Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2023 (Restated) and 2022	6

	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months ended September 30, 2023 (Restated) and 2022	7

	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 (Restated) and 2022	8

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION		57

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosure	59

Item 5.	Other Information	59

Item 6.	Exhibits	60

	Signatures	61

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q/A about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common shares and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our most recent Annual Report on Form 10-K and any updates described in our Quarterly Reports and Current Reports on Form 8-K as may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report and the documents that we referenced herein and have filed as exhibits to the reports we file with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q/A is accurate as of the date hereof. Because the risk factors in our SEC reports could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q/A, and particularly our forward-looking statements, by these cautionary statements.

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	September 30, 2023	December 31, 2022
	(Unaudited and Restated)	(Audited)
Assets
Cash	$15,104	$14,336
Restricted cash	70	70
Accounts receivable, net of allowance for doubtful accounts of $85 (December 31, 2022 - $87)	4,850	3,999
Prepaid expenses	2,497	2,215
Inventories, net	27,571	29,800
Other current assets	555	202
Current Assets	50,647	50,622
Investments	826	232
Property, plant and equipment, net	95,668	103,320
Operating lease right-of-use assets, net	26,377	28,399
Other long-term assets	3,809	3,847
Intangible assets, net	108,787	117,047
Total Assets	$286,114	$303,467
Liabilities and Shareholders' (Deficit) Equity
Accounts payable	$16,419	$10,690
Accrued and other current liabilities	93,998	74,036
Current portion of long-term debt, net of issuance costs	15,136	51
Current portion of operating lease liabilities	7,747	7,789
Current Liabilities	133,300	92,566
Long-term debt, net of issuance costs	145,416	147,261
Deferred income tax	23,763	23,815
Long-term portion of operating lease liabilities	27,274	28,836
Total Liabilities	329,753	292,478
Commitments (Refer to Note 10)
Shareholders' (Deficit) Equity
Common shares - no par value. Authorized - unlimited number. 6,459,844 - issued and outstanding (December 31, 2022 - 6,403,289 - issued and outstanding)	—	—
Additional paid-in capital	1,265,310	1,262,012
Accumulated deficit	(1,308,949)	(1,251,023)
Total Shareholders' (Deficit) Equity	$(43,639)	$10,989
Total Liabilities and Shareholders' (Deficit) Equity	$286,114	$303,467

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Restated)		(Restated)
Revenues, net of discounts	$42,890	$39,371	$118,358	$125,642
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(29,542)	(23,190)	(71,108)	(67,301)
Gross profit	13,348	16,181	47,250	58,341

Operating expenses
Selling, general and administrative expenses	18,917	23,220	58,997	104,756
Depreciation and amortization	6,134	7,824	18,882	23,040
(Recoveries), write-downs and other charges, net	(69)	(1,139)	467	(928)
Total operating expenses	24,982	29,905	78,346	126,868

Loss from operations	(11,634)	(13,724)	(31,096)	(68,527)

Interest and other income	712	663	1,589	12,917
Interest expense	(4,014)	(3,455)	(11,648)	(15,142)
Accretion expense	(994)	(1,020)	(2,946)	(2,561)
Provision for debt obligation fee	—	—	—	(804)
Loss on debt extinguishment (Refer to Note 5)	—	—	(1,288)	(316,577)
Gains/(losses) from changes in fair value of financial instruments	59	(134)	15	(374)
Loss before income taxes	(15,871)	(17,670)	(45,374)	(391,068)
Income tax expense	3,311	4,325	12,552	14,591
Net loss	$(19,182)	$(21,995)	$(57,926)	$(405,659)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.17)
Weighted average number of common shares outstanding - basic and diluted	6,421,756	6,244,489	6,427,023	2,351,683

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands of U.S. dollars or shares)

	Three Months Ended September 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit (Restated)	Total Shareholders’ (Deficit) (Restated)
Balance – June 30, 2023	6,445,223	$1,264,863	$(1,289,767)	$(24,904)
Share-based compensation	19,439	473	—	473
Share settlement for taxes paid related to restricted stock units	(4,818)	(26)	—	(26)
Net loss (Restated)	—	—	(19,182)	(19,182)
Balance – September 30, 2023	6,459,844	$1,265,310	$(1,308,949)	$(43,639)

	Nine Months Ended September 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit (Restated)	Total Shareholders’ Equity (Deficit) (Restated)
Balance – January 1, 2023	6,403,289	$1,262,012	$(1,251,023)	$10,989
Share-based compensation	72,252	3,555	—	3,555
Share settlement for taxes paid related to restricted stock units	(15,697)	(257)	—	(257)
Net loss (Restated)	—	—	(57,926)	(57,926)
Balance – September 30, 2023	6,459,844	$1,265,310	$(1,308,949)	$(43,639)

	Three Months Ended September 30, 2022
	Number of Common Shares ('000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – June 30, 2022	6,244,298	$1,531	$1,254,741	$(1,185,296)	$70,976
Share-based compensation	—	—	4,657	—	4,657
Share issuance - MPX purchase option	408	(1,500)	1,500	—	—
Net loss	—	—	—	(21,995)	(21,995)
Balance – September 30, 2022	6,244,706	$31	$1,260,898	$(1,207,291)	$53,638

	Nine Months Ended September 30, 2022
	Number of Common Shares ('000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – January 1, 2022 - (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)
Share-based compensation	—	—	27,493	—	27,493
Share issuance - Recapitalization Transaction	6,072,580	—	455,443	—	455,443
Share issuance - MPX purchase option	408	(1,500)	1,500	—	—
Net loss	—	—	—	(405,659)	(405,659)
Balance – September 30, 2022	6,244,706	$31	$1,260,898	$(1,207,291)	$53,638

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(57,926)	$(405,659)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Interest income	(4)	(83)
Interest expense	11,648	15,142
Accretion expense	2,946	2,561
Provision for debt obligation fee	—	804
Depreciation and amortization	20,397	24,788
Write-downs, (recoveries) and other charges, net	467	(928)
Inventory reserve	814	—
Share-based compensation	3,555	27,493
(Gains)/losses from changes in fair value of financial instruments	(15)	374
Gain from nonmonetary consideration from acquisition (Refer to Note 4)	—	(10,460)
Loss on debt extinguishment (Refer to Note 5)	1,288	316,577
Change in operating assets and liabilities (Refer to Note 13)	21,575	15,246
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$4,745	$(14,145)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,488)	(5,764)
Acquisition of other intangible assets	(2,404)	(108)
Proceeds from sale of property, plant and equipment	1,277	2,399
Issuance of related party promissory note	—	(92)
Cash impact of deconsolidation of subsidiaries	(68)	—
Purchase of subsidiaries, net of cash acquired	—	4
NET CASH USED IN INVESTING ACTIVITIES	$(3,683)	$(3,561)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(37)	(347)
Proceeds from issuance of debt	—	24,250
Taxes paid related to net share settlement of restricted stock units	(257)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(294)	$23,903
CASH AND RESTRICTED CASH
NET INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	768	6,197
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	14,406	16,578
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$15,174	$22,775

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three and nine months ended September 30, 2023, the Company reported net losses of $19.2 million and $57.9 million, respectively, an operating cash inflow of $4.7 million for the nine months ended September 30, 2023, and an accumulated deficit of $1,308.9 million as of September 30, 2023.

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

The effect of the adjustments on the line items within the Company’s unaudited interim condensed consolidated statements of changes in shareholders’ deficit for three and nine months ended September 30, 2022 is as follows:

	September 30, 2022
	As reported	Adjustment	As revised
Accumulated deficit – Balance January 1, 2022	$(800,390)	$(1,242)	$(801,632)
Total shareholders’ deficit – January 1, 2022	(22,397)	(1,242)	(23,639)

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 3 - Inventories, net

Inventories are comprised of the following items:

	September 30,	December 31,
	2023	2022
	(Restated)	(Audited)
Supplies	$4,111	$7,018
Raw materials	10,522	8,903
Work in process	5,369	5,807
Finished goods	8,135	8,703
Inventory reserve	(566)	(631)
Total	$27,571	$29,800

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Restated)		(Restated)
Loss before income taxes	$(15,871)	$(17,670)	$(45,374)	$(391,068)
Income tax expense	3,311	4,325	12,552	14,591
Effective tax rate	-20.9%	-24.5%	-27.7%	-3.7%

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 8 - Segment Information

The below table presents results by segment for the three and nine months ended September 30, 2023 and 2022:

Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Restated)		(Restated)
Revenues
Eastern Region	$30,036	$23,771	$76,871	$74,315
Western Region	12,854	15,331	41,260	50,476
Other(1)	—	269	227	851
Total	$42,890	$39,371	$118,358	$125,642
Gross profit (loss)
Eastern Region	$8,837	$11,213	$32,767	$41,550
Western Region	4,511	4,878	14,762	16,501
Other	—	90	(279)	290
Total	$13,348	$16,181	$47,250	$58,341
Depreciation and amortization
Eastern Region	$4,185	$4,659	$12,999	$13,595
Western Region	1,827	3,033	5,507	9,044
Other	123	132	377	401
Total	$6,135	$7,824	$18,883	$23,040
(Recoveries), write-downs and other charges, net
Eastern Region	(1)	(778)	$(21)	$(702)
Western Region	(68)	—	(76)	—
Other	—	(361)	564	(226)
Total	$(69)	$(1,139)	$467	$(928)
Net (loss) income
Eastern Region	$(8,227)	$(4,312)	$(21,073)	$374
Western Region	(925)	(2,557)	(2,497)	(5,491)
Other	(10,030)	(15,126)	(34,356)	(400,542)
Total	$(19,182)	$(21,995)	$(57,926)	$(405,659)
Purchase of property, plant and equipment
Eastern Region	$543	$741	$2,451	$4,779
Western Region	—	292	34	982
Other	—	—	3	3
Total	$543	$1,033	$2,488	$5,764
Purchase of other intangible assets
Eastern Region	$54	$—	$2,389	$—
Western Region	—	—	—	—
Other	5	38	15	108
Total	$59	$38	$2,404	$108

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	As of September 30,	As of December 31,
	2023	2022
	(Restated)	(Audited)
Assets
Eastern Region	$220,439	$226,458
Western Region	54,421	60,896
Other	11,254	16,113
Total	$286,114	$303,467

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

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	For the Nine Months Ended September 30,
	2023	2022
Income taxes (including interest and penalties)	$3,148	$2,408
Interest	86	71

(b) Changes in operating assets and liabilities are comprised of the following:

	For the Nine Months Ended September 30,
	2023	2022
	(Restated)
Decrease (increase) in:
Accounts receivables, net	$(770)	$154
Prepaid expenses	(302)	(312)
Inventories, net	589	(672)
Other current assets	173	586
Other long-term assets	(59)	(10)
Operating leases	(1,098)	(969)
(Decrease) increase in:
Accounts payable	5,236	(2,325)
Accrued and other current liabilities	17,806	18,794
	$21,575	$15,246

(c) Depreciation and amortization are comprised of the following:

	For the Nine Months Ended September 30,
	2023	2022
Property, plant and equipment	$8,408	$10,800
Operating lease ROU assets	1,514	1,748
Intangible assets	10,475	12,240
	$20,397	$24,788

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 15 - Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

Subsequent to filing the Original Form 10-Q, the Company identified an error related to its financial reporting process in connection with an intercompany consolidation of two wholly-owned subsidiaries and in the valuation of inventory, both resulting in an overstatement of inventory in its previously issued unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023. As a result, the Company has restated its unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 to reflect the impact of this material error.

The effect of the restatement on the line items within the Company’s unaudited interim condensed consolidated balance sheet as of September 30, 2023, are as follows:

	September 30, 2023
	As reported	Adjustment	Restated
Inventories	$31,650	$(4,079)	$27,571
Current assets	54,726	(4,079)	50,647
Total assets	290,193	(4,079)	286,114
Accrued and other current liabilities	94,467	(469)	93,998
Current liabilities	133,769	(469)	133,300
Total liabilities	330,222	(469)	329,753
Accumulated deficit	(1,305,339)	(3,610)	(1,308,949)
Total shareholders’ deficit	(40,029)	(3,610)	(43,639)
Total liabilities and shareholders’ deficit	290,193	(4,079)	286,114

The effect of the restatement on the line items within the Company’s unaudited interim condensed consolidated income statement for the three and nine months ended September 30, 2023 are as follows:

	Three Months Ended September 30, 2023
	As reported	Adjustment	Restated
Costs and expenses applicable to revenues	$(25,463)	$(4,079)	$(29,542)
Gross profit	17,427	(4,079)	13,348
Loss from operations	(7,555)	(4,079)	(11,634)
Loss before income tax	(11,792)	(4,079)	(15,871)
Income tax expense	3,780	(469)	3,311
Net loss	(15,572)	(3,610)	(19,182)
Earnings per share	(0.00)	(0.00)	(0.00)

	Nine Months Ended September 30, 2023
	As reported	Adjustment	Restated
Costs and expenses applicable to revenues	$(67,029)	$(4,079)	$(71,108)
Gross profit	51,329	(4,079)	47,250
Loss from operations	(27,017)	(4,079)	(31,096)
Loss before income tax	(41,295)	(4,079)	(45,374)
Income tax expense	13,021	(469)	12,552
Net loss	(54,316)	(3,610)	(57,926)
Earnings per share	(0.01)	(0.00)	(0.01)

The effect of the restatement on the line items within the Company’s unaudited interim condensed consolidated statement of changes in shareholders' deficit as of September 30, 2023 are as follows:

	September 30, 2023
	As reported	Adjustment	As revised
Accumulated deficit – Balance September 30, 2023	$(1,305,339)	$(3,610)	$(1,308,949)
Total shareholders’ deficit – Balance September 30, 2023	(40,029)	(3,610)	(43,639)

The effect of the restatement on the line items within the Company’s unaudited interim condensed consolidated statement of cash flows for the nine months ended September 30, 2023 are as follows:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	Nine Months Ended, September 30, 2023
	As reported	Adjustment	Restated
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(54,316)	$(3,610)	$(57,926)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Change in operating assets and liabilities	17,965	3,610	21,575
Inventory	(3,490)	4,079	589
Accrued and other liabilities	18,275	(469)	17,806

The effect of the restatements also impacts the following notes to the unaudited interim condensed consolidated financial statements:

- Note 3 Inventories

- Note 7 Income Taxes

- Note 8 Segment Information

- Note 13 Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise note.

The following information has been adjusted to reflect the restatement of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 as described in the "Explanatory Note" at the beginning of this Amended Form 10-Q and in Item 1 of Part I, "Financial Statements Note 15 - Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements."

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

Results of Operations for the Three and Nine Months ended September 30, 2023 and 2022 (As restated)

Revenues and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2023	2022	2023	2022
	(Restated)		(Restated)
Revenues
Eastern Region	$30,036	$23,771	$76,871	$74,315
Western Region	12,854	15,331	41,260	50,476
Other	-	269	227	851
Total revenues	$42,890	$39,371	$118,358	$125,642
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(21,199)	$(12,558)	$(44,104)	$(32,765)
Western Region	(8,343)	(10,453)	(26,498)	(33,975)
Other	-	(179)	(506)	(561)
Total Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(29,542)	$(23,190)	$(71,108)	$(67,301)

Gross profit
Eastern Region	$8,837	$11,213	$32,767	$41,550
Western Region	4,511	4,878	14,762	16,501
Other	-	90	(279)	290
Total gross profit	$13,348	$16,181	$47,250	$58,341

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, and New Jersey. Results from our Vermont and CBD businesses were included until March 8, 2023 and May 8, 2023, respectively, when they were deconsolidated. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.

Expenses (As restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2023	2022	2023	2022
	(Restated)		(Restated)
Total operating expenses	$24,982	$29,905	$78,346	$126,868
Total other expenses	(4,237)	(3,946)	(14,278)	(322,541)
Income tax expense	3,311	4,325	12,552	14,591

Selling, General and Administrative Expenses Details

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2023	2022	2023	2022
Salaries and employee benefits	$7,332	$9,094	$23,234	$28,334
Severance	128	352	603	12,242
Share-based compensation	473	4,657	3,555	27,493
Legal and other professional fees	1,592	2,096	6,615	7,464
Deferred professional fees related to the Recapitalization Transaction	—	—	—	7,091
Facility, insurance and technology costs	3,111	3,943	9,570	11,908
Marketing expenses	1,039	1,129	3,429	3,637
Travel and pursuit costs	189	197	650	666
Interest and penalties on unpaid income taxes	3,101	—	7,394	(123)
Amortization on right-of-use assets	463	540	1,514	1,748
Other general corporate expenditures	1,489	1,212	2,433	4,296
Total	$18,917	$23,220	$58,997	$104,756

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022 (As restated)

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

For the three months ended September 30, 2023, gross profit was $8.8 million, or 29.4% of sales revenues, as compared to a gross profit of $11.2 million, or 47.2% of sales revenues, for the three months ended September 30, 2022. Gross profit margins decreased due to lower selling prices in retail dispensaries in Florida from price compression as a result of increased competition across the Eastern region. We had less harvests and production output in Massachusetts, as we are in the process of merging our cultivation and production activities from both of our facilities to a single facility within the state. We still incurred operational costs at both facilities, resulting in a higher cost and expenses applicable to revenues as compared to the three months ended September 30, 2022. Further, during the three months ended September 30, 2023, we recorded a $0.6 million inventory reserve on expired inventory in Massachusetts as we continue to optimize the use of our two facilities within the state.

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

Income tax expense (As restated)

For the three months ended September 30, 2023, our income tax expense was $3.3 million as compared to $4.3 million for the three months ended September 30, 2022, which represents a decrease of 23.4%. The decrease in income tax expense is a result of lower taxable income during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022 (As restated)

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

For the nine months ended September 30, 2023, gross profit was $32.8 million, or 42.6% of sales revenues, as compared to a gross profit of $41.6 million, or 55.9% of sales revenues, for the nine months ended September 30, 2022. Gross profit margins decreased due to lower selling prices in retail dispensaries in Florida and Maryland. We had less harvests and production output in Massachusetts, as we are in the process of merging our cultivation and production activities from both of our facilities to a single facility within the state. We still incurred operational costs at both facilities, resulting in a higher cost and expenses applicable to revenues as compared to the nine months ended September 30, 2022. Further, during the nine months ended September 30, 2022, we recorded a $0.6 million inventory reserve on expired inventory in Massachusetts as we continue to optimize the use of our two facilities within the state.

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

Income tax expense (As restated)

For the nine months ended September 30, 2023, our income tax expense was $12.6 million as compared to $14.5 million for the nine months ended September 30, 2022, which represents a decrease of 13.1%. The decrease in income tax expense is a result of lower taxable income during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources (As restated)

As of September 30, 2023, we held unrestricted cash of $15.1 million (December 31, 2022—$14.3 million) and had an accumulated deficit of $1,308.9 million (December 31, 2022—$1,251.0 million) and a working capital deficit of $82.7 million (December 31, 2022—$41.9 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

We believe that the consummation of the Recapitalization Transaction will provide the necessary funding for us to continue funding our operations in the future. Further, the consummation of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures and the Senior Secured Bridge Notes, and allows interest to be paid-in-kind. We believe we may be able to continue as a going concern for a period of no less than 12 months from the date of these unaudited interim condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flow for the Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022 (As restated)

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

Changes in other operating assets for the nine months ended September 30, 2023 include a decrease in inventory of $0.6 million due to lower production activity in the Eastern Region during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 and from an increase in accounts receivable of $0.9 million from higher wholesale revenues during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Changes in other operating liabilities for the nine months ended September 30, 2023 include an decrease in accrued and other current liabilities of $1.0 million due the accrual of deferred professional fees during nine months ended September 30, 2022, partially offset by accrued income taxes and related interest and penalties for the period, interest and recapitalization fees due upon closing of the Recapitalization Transaction on June 24, 2022, and an increase in accounts payable of $7.6 million as compared to the nine months ended September 30, 2022.

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

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 5 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) our internal controls relating to financial reporting for inventory, including inventory valuation and consolidation of inventory, estimated useful lives and depreciation of long-lived assets, expense cutoff for certain subsidiaries, business combinations, impairment of long-lived assets, and debt modification and extinguishment were not effective; (2) information technology general controls related to access security were not designed and implemented for all financially relevant applications, and we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) we did not perform an effective risk assessment or effectively monitor internal controls over financial reporting, we did not have written documentation of internal control policies and procedures, and we lacked sufficient resources to adequately perform and monitor account reconciliation and review controls; and (4) we misclassified certain employees as contractors based on the rules and regulations of the IRS.

Material Weakness in Internal Controls Over Financial Reporting

In light of the restatement of this Amended Form 10-Q, management has reevaluated the effectiveness of certain of the Company’s internal controls over financial reporting as of September 30, 2023. Based on this reevaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, certain of our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting, specifically as it relates to the valuation of inventory.

Our management with oversight from the Audit Committee of the Board of Directors have developed a plan to remediate these material weaknesses, which includes: (i) implementing improved processes and internal controls to ensure the proper application of accounting practices and guidance, (ii) seeking to dedicate additional accounting resources to assessing our existing internal controls, and (iii) providing additional review of high-risk areas from senior personnel in our inventory valuation models.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. After the date of the Original Form 10-Q, our management concluded that the material weakness related to inventory and described above existed as of September 30, 2023. The measures described above to remediate the material weakness related to inventory was initiated in the first quarter of 2024, and we expect our remediation efforts will continue throughout 2024.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth in this Item 1 of Part II or in Item 1 of Part I, "Financial Statements Note 11 - Contingencies and Guarantees", or in Item 3 of Part I, "Legal Proceedings", of our 2022 Annual Report on Form 10-K, as Item 1 of Part II, "Legal Proceedings", of our Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2023 and June 30, 2023, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”). In light of the restatement of this Amended Form 10-Q, the Company has updated a risk factor relating to maintaining internal controls over financial reporting as listed below. Other than this change, there have been no material changes in the risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Reports, which could materially affect our business, financial condition or future results. The risks described in our Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as the three and nine months ended September 30, 2023, as a result of a material weakness in our internal controls, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) Our internal controls relating to financial reporting for inventory, including inventory valuation and consolidation of inventory, estimated useful lives and depreciation of long-lived assets, expense cutoff for certain subsidiaries, business combinations, impairment of long-lived assets, and debt modification and extinguishment was not designed and maintained (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We did not have written documentation of internal control policies and procedures. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls (4) We misclassified certain employees as contractors based on the rules and regulations of the IRS. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2023 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: February 23, 2024	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2024	By:	/s/ Philippe Faraut
Philippe Faraut
Chief Financial Officer
(Principal Financial and Accounting Officer)