Form 10-K
period 2023-12-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2024-03-28
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-56228

IANTHUS CAPITAL HOLDINGS, INC.

(Exact name of registrant as specified in charter)

British Columbia, Canada	98-1360810
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

214 King Street, Suite 314 Toronto, Ontario, Canada	M5H 3S6
(Address of principal executive offices)	(Zip code)

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2023 was approximately $21.7 million based upon the closing price of the registrant’s common shares of $0.015 on the OTCQB of the OTC Markets Group Inc. as of that date.

Number of common shares outstanding as of March 21, 2024 was 6,615,001,520.

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
•
Our business plan depends in part on our ability to continue merging with or acquiring other businesses in the cannabis industry, including cultivators, processors, manufacturers and dispensaries, and we may not be able to identify suitable acquisition targets, face significant competition with respect to such potential acquisitions, or the expectations and assumptions underlying certain business acquisition targets may prove inaccurate following our acquisition of any such business targets.
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
•
We face risks related to cyber security attacks and other incidents.

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

iAnthus Capital Holdings, Inc.
100%
MPX Bioceutical ULC
100%
MPX Luxembourg SARL
100%
CGX Life Sciences, Inc.
100%
Ambary, LLC
100%
S8 Rental Services, LLC
100%
S8 Management, LLC
100%
iAnthus Arizona, LLC
100%
GreenMart of Nevada NLV, LLC
100%
GreenMart of Maryland, LLC d/b/a H4L Baltimore
100%
Rosebud Organics, Inc.
100%
Budding Rose, Inc. d/b/a H4L Bethesda
LMS Wellness, Benefit, LLC d/b/a H4L White Marsh
100%
Fall River Development Company, LLC
100%
IMT, LLC
ABACA, Inc. d/b/a The Holistic Center (THC)
Soothing Options, Inc. d/b/a H4L McDowell (North)
The Healing Center Wellness Center, Inc. d/b/a H4L Crismon
Health for Life, Inc. d/b/a H4L Ellsworth (East)

ITEM 1. BUSINESS

Overview

We are a vertically-integrated, multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities and a developer, producer and distributor of innovative branded cannabis products in the United States. Although we are committed to creating a national retail brand and portfolio of branded cannabis products recognized in the United States, cannabis currently remains illegal under U.S. federal law.

Through our subsidiaries, we currently own and/or operate 37 dispensaries and eight cultivation and/or processing facilities in seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, we have the capacity to own and/or operate up to an additional five dispensary licenses and/or dispensary facilities in two states, plus an uncapped number of dispensaries in Florida and up to 18 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in eight U.S. states, all subject to the necessary regulatory approvals.

Our multi-state operations encompass the full spectrum of medical and adult-use cannabis enterprises, including cultivation, processing, product development, wholesale-distribution and retail. Cannabis products offered by us include flower and trim, products containing cannabis flower and trim (such as packaged flower and pre-rolls), cannabis infused products (such as topical creams and edibles) and products containing cannabis extracts (such as vape cartridges, concentrates, live resins, wax products, oils and tinctures). Under U.S. federal law, cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act (the “CSA”). A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), the Food and Drug Administration (the “FDA”) has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis, cannabis-derived products. See Risk Factor – Our products are not approved by the FDA or any other federal governmental authority.

Operations

Cultivation. We cultivate multiple strains of cannabis plants within our licensed cultivation facilities across the United States. We believe that our facilities are designed, managed and operated to cultivate high-quality products in a cost-effective manner. Our cultivation process uses all parts of the cannabis plant, including flower and trim (“biomass”), to produce cannabis products that we sell at our dispensaries and distribute to third parties on a wholesale basis. We currently have eight issued cultivation and processing licenses in seven U.S. states, with approximately 482,000 square feet of cultivation and processing space which is fully built-out and the ability to expand to a total of approximately 956,000 square feet of space within our existing lots, subject to regulatory approval. We currently have the ability to harvest approximately 41,000 pounds of biomass annually in our existing cultivation space, and we believe that we will have the ability to harvest approximately 150,000 pounds of biomass annually if we are able to use all of our projected cultivation space, including the cultivation space that is currently under construction and the additional unused cultivation space within our existing lots.

Product Development and Processing. We develop and sell cannabis products for medical and adult-use. Biomass is processed into oil and resin that is used to develop numerous cannabis-extracted products, including vape pen oils, lotions, tinctures, other concentrates and edibles. We typically conduct product development and processing activities within our cultivation facilities. Processing procedures include developing formulations and packaging for all cannabis branded products, including the brands we own (such as GrowHealthy, Black Label and Melting Point Extracts (MPX)), as well as brands that we manufacture and sell pursuant to our white label and/or licensing agreements.

Distribution

Wholesale

We distribute our cannabis products through our wholesale channel to over 155 dispensaries, including our own dispensaries and other third-party dispensaries in Arizona, Maryland, Massachusetts, New Jersey and Nevada. These include our MPX and Black Label branded products.

Retail

We currently own and/or operate 37 dispensaries for the sale of medical and/or adult-use cannabis and ancillary products. These dispensaries sell products that have been cultivated, developed and processed by us as well as third parties, in states where such sales are permitted. We own and/or operate licensed dispensaries in prime markets, including Atlantic City, Baltimore, Bethesda, Boston, Brooklyn, Las Vegas, Miami, Orlando, Phoenix, Staten Island and West Palm Beach, and we plan to open additional locations in the future.

Our Marijuana Dispensaries, Cultivation and Manufacturing

The table below provides a summary of our licensed operations:

State	Licensed Entity	Type of Investment	Permitted Number of Facilities
Arizona	ABACA, Inc. (“ABACA”) The Healing Center Wellness Center, Inc. (“THCWC”) Health for Life, Inc. (“HFL”) Soothing Options, Inc. (“Soothing Options”)	See Note 1	4 dispensaries[2] 12 cultivation/processing[2] 4 processing/packaging[2]
Florida	McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”)	Ownership (100%)[3]	No dispensary cap[4] 1 cultivation[5] 1 processing[5]
Illinois	Island Thyme, LLC (“Island Thyme”)	Ownership (25.41%)[6]	2 adult-use dispensaries[7]
Maryland	LMS Wellness, Benefit LLC (“LMS”) GreenMart of Maryland, LLC (“GMMD”) Rosebud Organics, Inc. (“Rosebud”) Budding Rose, Inc. (“Budding Rose”)	See Note 8 Ownership (100%)[8] Ownership (100%)[8] Ownership (100%)[8]	3 dispensaries 1 processing
Massachusetts	Mayflower Medicinals, Inc. (“Mayflower”)	Ownership (100%)[9]	3 medical dispensaries[10] 3 adult-use dispensaries[10] 3 medical cultivation/processing[11] 3 adult-use cultivation/processing[11]
Nevada	GreenMart of Nevada NLV, LLC (“GMNV”)	Ownership (100)%[12]	3 dispensaries[13] 1 cultivation[13] 1 processing[13]
New Jersey	MPX New Jersey LLC (“MPX NJ”)	Ownership (100%)[14]	3 dispensaries[15] 1 cultivation[16] 1 processing[16]
New York	Citiva Medical, LLC (“Citiva”)	Ownership (100%)[17]	8 dispensaries[17] 1 cultivation[17] 1 processing[17]

(1)
ABACA, HFL, Soothing Options and THCWC are non-profit entities. Our wholly-owned subsidiary, iAnthus Arizona, LLC (“iA AZ”), has entered into management agreements with ABACA, HFL, Soothing Options and THCWC, each of which holds an Arizona Medical Marijuana Dispensary Registration Certificate and a Marijuana Establishment License.
(2)
A holder of an Arizona Medical Marijuana Dispensary Registration Certificate and Marijuana Establishment License, also referred to as a dual license holder, permits its holder to operate one co-located medical and adult-use retail cannabis dispensary, which can be co-located with one medical or adult-use cannabis cultivation and manufacturing facility, two separately located cultivation and manufacturing facilities, and one separately located manufacturing, packaging, and storage facility. The Dispensary Registration Certificates and Marijuana Establish Licenses each held by ABACA, HFL, Soothing Options and THCWC, collectively allow for the operation of: (i) up to four co-located medical and adult-use cannabis retail dispensaries, (ii) up to four on-site cultivation facilities to cultivate and manufacturing cannabis and cannabis products; (iii) up to eight off-site cultivation facilities to cultivate and manufacture cannabis and cannabis products, and (iv) up to four off-site locations to manufacture, package, and store cannabis and cannabis products, all subject to regulatory approval. Through ABACA, HFL, Soothing Options and THCWC, we currently operate four medical cannabis dispensaries and three facilities for medical cannabis cultivation and processing, two of which are co-located with their affiliated dispensaries. Adult-use retail sales began in April 2021. In addition, Soothing Options has entered into two Cultivation Services Agreement with unaffiliated, third-parties, pursuant to which Soothing Options will license two of its off-site medical cultivation and processing license to such third-parties for a monthly fee and an option to purchase a set amount of biomass per month.
(3)
We own 100% of GHHIA Management, Inc. (“GHHIA”), which holds an exclusive 40-year management agreement to operate the medical cannabis business associated with the Florida Medical Marijuana Treatment Center (“MMTC”) license issued to McCrory’s, and GHHIA owns 100% of McCrory’s.
(4)
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
(5)
Through its vertically integrated MMTC license, McCrory’s currently operates one co-located cultivation and processing facility located in Lake Wales, Florida.
(6)
Our wholly-owned subsidiary, IA IT, LLC (“IA IT”), holds a 25.41% ownership interest in Island Thyme with the remaining 74.59% of Island Thyme being held by third parties. In August 2021, Island Thyme won two lotteries (the “IL Lotteries”) conducted by the Illinois Department of Financial and Professional Regulation (“IFPR”) as a result of which, Island Thyme was awarded two adult-use dispensary licenses.
(7)
Island Thyme opened its first dispensary location in Blue Island, Illinois on November 20, 2023 and opened its second dispensary location in Oak Forest, Illinois on February 29, 2024.
(8)
We, through our wholly-owned subsidiary, CGX Life Sciences, Inc. (“CGX”), own 100% of two co-located medical and adult-use cannabis dispensaries, GMMD and Budding Rose, and one medical and adult-use cannabis processor, Rosebud. CGX holds an option to acquire one additional co-located medical and adult-use cannabis dispensary, LMS. On November 22, 2021, CGX exercised its option to acquire LMS, but CGX’s acquisition of LMS remains subject to resolution of a pending legal challenge and regulatory approval. See “Item 3. Legal Proceedings - Claim by Maryland License Holder” for additional information. Our wholly-owned subsidiary, S8 Management, LLC (“S8 Management”), has entered into management agreements with LMS, Budding Rose, GMMD and Rosebud.
(9)
We, through our wholly-owned subsidiary, iAnthus Capital Management, LLC (“ICM”), own 100% of Mayflower, which maintains both medical and adult-use cannabis operations. In Massachusetts, an entity is permitted to control and operate up to three vertically-integrated medical Marijuana Treatment Center licenses, which include medical cultivation, product manufacturing and retail dispensing functions, up to three adult-use Marijuana Establishment cultivation licenses, up to three adult-use Marijuana Establishment product manufacturing licenses and up to three adult-use Marijuana Establishment retail licenses, with a maximum total cultivation “canopy” of up to 100,000 square feet. We, through Mayflower, currently hold one final vertically integrated medical license, one provisional vertically integrated medical license, two final adult-use cultivation license, two final adult-use product manufacturing license, and three final adult-use retail licenses.
(10)
We currently operate one Marijuana Treatment Center retail location, or medical dispensary, in Boston, Massachusetts and three Marijuana Establishment retail locations, or adult-use dispensaries, in Worcester, Massachusetts, Lowell, Massachusetts and Boston, Massachusetts, which is co-located with our current medical dispensary.
(11)
Our Fall River, Massachusetts facility currently includes the cultivation and product manufacturing operations of Mayflower’s final vertically integrated medical Marijuana Treatment Center license as well as the operations of one of Mayflower’s final adult-use Marijuana Establishment cultivation license and product manufacturing license.
(12)
We, through our wholly-owned subsidiary CGX, own 100% of GMNV.
(13)
GMNV currently holds one medical cultivation license, one medical production license, one adult-use cultivation license and one adult-use production license, all of operations occur at GMNV’s facility located in North Las Vegas, Nevada. GMNV currently operates an adult-use dispensary located in Las Vegas and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno.
(14)
In 2019, MPX NJ issued iAnthus New Jersey, LLC (“INJ”) a convertible promissory note in the principal amount of $10.0 million (the “INJ Note”). On January 7, 2022, the New Jersey Cannabis Regulatory Commission (“CRC”) approved the conversion of INJ’s debt into a 99% equity interest in MPX NJ and INJ’s acquisition of the remaining 1% of MPX NJ for nominal consideration, and on February 1, 2022, INJ closed the acquisition of MPX NJ, resulting in INJ owning 100% of the equity interests of MPX NJ. See “Business – Acquisitions – MPX New Jersey LLC” for additional information. 1% of MPX NJ. On February 1, 2022, INJ closed the acquisition of MPX NJ, resulting in INJ owning 100% of the equity interests of MPX NJ.
(15)
MPX NJ currently operates three co-located medical and adult-use cannabis dispensaries in Atlantic City, New Jersey, Gloucester Township, New Jersey and Pennsauken, New Jersey.
(16)
MPX NJ currently cultivates and processes medical and adult-use cannabis at its Pleasantville, New Jersey facility.
(17)
We, through our wholly-owned subsidiary, ICM, own 100% of Citiva, which holds a vertically integrated medical cannabis license allowing Citiva to operate one medical manufacturing facility, including cultivation and processing capabilities and up to a maximum of eight medical dispensaries, subject to regulatory approval. Citiva currently operates four medical dispensaries in Brooklyn, Wappingers Falls, Staten Island, and Ithaca, New York. We currently anticipate operating one cultivation and manufacturing facility in Warwick, New York, subject to applicable regulatory approvals. On January 12, 2024, the New York Cannabis Control Board approved Citiva's application for the Registered Organization Dispensing ("ROD") license. Pursuant to the ROD license, Citiva is authorized to engage in certain adult-use activities, subject to Citiva's payment of certain licensing fees. As of the date of this filing, Citiva has not paid the licensing fees necessary to begin adult-use operations.

Growth Strategies and Strategic Priorities

Expand retail footprint within existing dispensary license portfolio. We currently have 37 operating dispensaries; however, our licenses permit us to own and/or operate an additional five dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of licenses in Florida, all subject to regulatory approval. We have dispensary licenses in key markets throughout the United States including New York City (Brooklyn and Staten Island), Boston, the Washington D.C. metro area (Bethesda), the Tampa and St. Petersburg area, Phoenix, the Miami and Fort Lauderdale area, Orlando, Baltimore and Las Vegas. We intend to expand our operations in Florida and New York.

Increase cultivation and processing capacity. We have eight operational cultivation and/or processing facilities in seven states, with approximately 482,000 square feet of cultivation and processing space which is fully built-out, and the ability to expand to a total of approximately 956,000 square feet of space within our existing lots, subject to regulatory approval. We currently have the ability to harvest approximately 41,000 pounds of biomass annually in our existing cultivation space and we believe that we will have the ability to harvest approximately 150,000 pounds of biomass annually if we are able to use all of our projected cultivation space, including the cultivation space that is currently under construction and the additional unused cultivation space within our existing lots.

Increase patient and customer counts per location. We are focused on brand awareness and attracting new and existing patients and customers to our dispensaries and online ordering platforms. Our marketing and sales strategies include medical outreach, industry associations and websites, social media and a variety of other grassroots initiatives.

Develop and introduce new products to increase wallet share. We produce and sell a wide array of cannabis products from our own cultivation and processing facilities, and continue to innovate to add to our product line in various states. Through investment in new equipment, brands and processes, we continue to introduce new products to sell to our retail and wholesale customers within our existing footprint in order to offer a wider array of choices to our patients and customers as they build their baskets.

Acquire attractive targets to enhance our footprint, product offerings and/or operations. Strategic acquisitions are an important part of our ongoing growth strategy. We expect to continue to make strategic acquisitions that, among other things, are intended to increase revenue, build our geographic footprint, add new branded products to our portfolio and allow us to expand our capabilities and/or improve operating efficiencies in existing markets.

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

MPX New Jersey LLC

On February 1, 2022, we, through our wholly-owned subsidiary INJ, acquired 100% ownership of MPX NJ, which holds medical and adult-use cannabis licenses. On October 24, 2019, INJ and MPX NJ entered into a loan agreement pursuant to which on October 16, 2019, MPX NJ issued to INJ the INJ Note. On February 3, 2021, INJ sent a notice of conversion to MPX NJ, notifying MPX NJ of INJ’s election to convert the entire principal amount outstanding of such note, plus all accrued and unpaid interest thereon, into such number of Class A units of MPX NJ representing 99% of the equity interest in MPX NJ. On October 24, 2019, INJ, MPX NJ and the then-equityholders of MPX NJ entered into an option agreement, pursuant to which INJ was granted the option to acquire the remaining 1% of MPX NJ for nominal consideration, which INJ exercised on February 25, 2021. On January 7, 2022, the CRC approved the conversion of INJ’s debt into a 99% equity interest in MPX NJ and INJ’s acquisition of the remaining 1% of MPX NJ. As a result of the acquisition of MPX NJ, we expanded our cannabis operations to New Jersey and currently operate one co-located medical and adult-use cultivation and manufacturing facility and three co-located medical and adult-use dispensaries.

iA CBD, LLC

On June 27, 2019, we acquired substantially all of the assets and liabilities of CBD For Life through our wholly-owned subsidiary, iA CBD, LLC ("iA CBD") for consideration of $10.9 million (in cash and our common shares). As a result of this acquisition, we entered the cannabidiol ("CBD") products market under the brand name "CBD for Life". See "Dispositions- iA CBD" below. On May 8, 2023, iA CBD entered into an Asset Purchase Agreement with a third-party, C4L, LLC (the "Buyer"), pursuant to which, iA CBD agreed to sell substantially all the assets of iA CBD, subject to certain closing conditions. On August 15, 2023, we completed the sale of substantially all the assets of iA CBD. As a result of the sale, we no longer produce, develop or distribute CBD products.

MPX Bioceutical ULC

On February 5, 2019, we acquired the U.S. operations of MPX Bioceutical Corporation, which amalgamated into our wholly-owned subsidiary MPX Bioceutical ULC (“MPX”) for consideration of $533.1 million (in our common shares and common shares of a newly formed spin-out corporation which holds all of the non-U.S. cannabis businesses of MPX) (the "MPX Acquisition"). In addition, we assumed certain debt instruments, warrants and options of MPX. As a result of the MPX Acquisition, we acquired our operations in Arizona, Nevada, Maryland and New Jersey and expanded our operations in Massachusetts. In addition, we added a robust portfolio of MPX-branded products.

Citiva Medical, LLC

On February 1, 2018, we acquired Citiva, which holds one vertically integrated medical cannabis license in the state of New York for fair market value consideration of $24.8 million (in cash and our common shares). As a result of the acquisition of Citiva, we expanded our cannabis operations to New York and are permitted to operate one medical manufacturing facility, including cultivation and processing capabilities and up to a maximum of eight medical dispensaries in New York, subject to regulatory approval. As of January 12, 2024, Citiva received approval for its ROD license, which allows us to expand into adult-use operations in New York, subject to the payment of certain licensing fees.

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

Mayflower Medicinals, Inc. and Pilgrim Rock Management, LLC

On December 31, 2017, we acquired an 80% interest in Pilgrim Rock Management, LLC (“Pilgrim”) and on April 17, 2018, we acquired the remaining 20% interest in Pilgrim for consideration of an aggregate of 1,665,734 of our common shares. Pilgrim is an affiliated management company that provides management services, financing, intellectual property licensing, real estate, equipment leasing and certain other services to Mayflower. On July 31, 2018, Mayflower converted from a non-profit into a for-profit corporation and became our wholly-owned subsidiary. As a result of the acquisitions of Mayflower and Pilgrim, we expanded our cannabis operations to Massachusetts. Mayflower maintains one final vertically integrated medical license, one provisional vertically integrated medical license, two final adult-use cultivation licenses, two final adult-use product manufacturing licenses and three final adult-use retail licenses. Effective as of June 30, 2023, Mayflower merged with our wholly-owned subsidiary, Cannatech Medicinals, Inc. ("Cannatech"). In connection with this internal merger, Mayflower relocated its co-located cultivation and product manufacturing facility from Holliston, Massachusetts to Fall River, Massachusetts. Mayflower's final vertically integrated medical Marijuana Treatment Center license is comprised of its co-located cultivation and product manufacturing facility in Fall River, Massachusetts and a dispensary in Boston, Massachusetts. As a result of the internal merger with Cannatech, Mayflower’s adult-use operations include two adult-use Marijuana Establishment cultivation licenses and two adult-use Marijuana Establishment product manufacturing licenses. One of each of Mayflower's adult-use Marijuana Establishment cultivation licenses and Marijuana Establishment product manufacturing licenses are also co-located with Mayflower’s medical Marijuana Treatment Center cultivation and product manufacturing facility in Fall River, Massachusetts. Mayflower's second adult-use Marijuana Establishment cultivation license and Marijuana Establishment product manufacturing license that are associated with Mayflower's former co-located cultivation and product manufacturing facility located in Holliston, Massachusetts are under contract for sale to a third-party.

Dispositions

Vermont Operations

On February 6, 2023, ICM entered into a Membership Interest Purchase Agreement (the “MIPA”) with an unaffiliated third-party buyer (the “VT Buyer”) for the sale of all of the issued and outstanding membership interests of Grassroots Vermont Management Services, LLC ("GVMS") for $0.2 million (the “GVMS Sale”), subject to certain adjustments set forth in the MIPA. The closing of the MIPA was subject to customary closing conditions, including approval by the Vermont Cannabis Control Board (the “CCB”). On February 6, 2023, ICM, GVMS and FWR, Inc. ("FWR") entered into a management agreement (the “Management Agreement”) with the VT Buyer, which went into effect on March 8, 2023. Pursuant to the Management Agreement, the VT Buyer will manage the operations of FWR until the closing of the GVMS Sale. The Management Agreement terminates upon the earlier of the closing of the GVMS Sale or termination of the MIPA. As of August 14, 2023, all closing conditions of the MIPA were satisfied, including the receipt of approval from the CCB, and ICM completed the GVMS Sale on that date.

iA CBD

On May 8, 2023, our wholly-owned subsidiary, iA CBD, entered into an Asset Purchase Agreement (the "Purchase Agreement") with C4L, LLC (the "CBD Buyer"), pursuant to which, iA CBD agreed to sell substantially all of the assets of iA CBD for $0.2 million. iA CBD owns and operates the Company's assets associated with its CBD products branded as CBD for Life (the "CBD Business"). The closing of the Purchase Agreement was subject to, among other customary conditions, the assignment of the United States Small Business Loan held by iA CBD. On May 8, 2023, iA CBD also entered into an interim management agreement (the "CBD Management Agreement"), pursuant to which the Buyer assumed full operational and managerial control of the Business as of May 8, 2023 (the "CBD Effective Date"). The CBD Management Agreement remained in effect until the earlier of the (i) closing of the Purchase Agreement; and (ii) the termination of the Purchase Agreement in accordance with its terms. As of the CBD Effective Date, all operational control of the CBD Business was transferred to the CBD Buyer. As of August 15, 2023, the Company completed the sale of iA CBD as all closing conditions of the Purchase Agreement were satisfied, including receipt of approval of the assignment of the United States Small Business Loan.

Colorado Investments

We, through our wholly-owned subsidiaries, Scarlet Globemallow, LLC ("Scarlet") and Bergamot Properties, LLC ("Bergamot"), held certain investments in Colorado, including real estate. As of November 14, 2023, Scarlet and Bergamot each sold their respective Colorado-related interests collectively for $2.7 million.

Competition

We compete on a state-by-state basis in the limited license medical and adult-use cannabis markets. Participation in state cannabis programs has significant regulatory and financial hurdles that create high barriers to entry, which result in a limited number of market participants in most states. In addition, most of the states in which we operate impose regulatory limitations on the number of cannabis licenses that can be granted, thus allowing for existing license holders to compete against a fixed number of regulated competitors in a particular market. We face competition from local regulated cannabis operators as well as illicit cannabis businesses and other persons engaging in illicit cannabis-related activities within each state. Our primary competitors include the following multi-state operators: Acreage Holdings, Inc., Cresco Labs Inc., Curaleaf Holdings Inc., Green Thumb Industries Inc., Trulieve Cannabis Corp., AYR Wellness Inc. and Verano Holdings Corp.

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

Pursuant to the Secured DPA, so long as Gotham Green Partners, LLC or any of its Affiliates (as defined in the Secured DPA) hold at least 50% of the outstanding principal amount of June Secured Debentures, the Collateral Agent will have the right to appoint two non-voting observers to our board of directors (the “Board of Directors” or the “Board”), each of which shall receive up to a maximum amount of $25,000 in any 12-month period for reasonable out-of-pocket expenses. In addition, pursuant to the Secured DPA, the New Secured Lenders purchased an additional $25 million of June Secured Debentures (the “Additional Secured Debentures”).

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

Board of Directors

Effective as of the Closing Date, three directors resigned from our Board of Directors, including applicable committees. Pursuant to the terms of the Plan of Arrangement and the IRA (as defined herein), the Secured Lenders have the right to nominate three directors to our Board and the Consenting Unsecured Lenders have the right to collectively nominate three directors to our Board. Specifically, we entered into an Investor Rights Agreement (“IRA”) dated June 24, 2022 with ICM and certain investors (the “Investors”) in connection with the closing of the Recapitalization Transaction pursuant to which the Investors are entitled to designate nominees for election or appointment to our Board as follows:

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

Pursuant to the IRA, the Secured Lenders appointed Scott Cohen, Michelle Mathews-Spradlin and Kenneth Gilbert to serve on our Board. Mr. Cohen and Ms. Mathews-Spradlin’s appointments were effective as of the Closing Date and Mr. Gilbert’s appointment was effective as of August 11, 2022. The Consenting Unsecured Lenders initially appointed Zachary Arrick, Alexander Shoghi and Marco D’Attanasio to serve on our Board effective as of the Closing Date. On September 15, 2022, Mr. D’Attanasio resigned as a member of our Board and audit committee. On February 21, 2023, Mr. Arrick resigned as a member of our Board and compensation and nominating and corporate governance committee. On April 20, 2023, John Paterson was appointed to our Board. Mr. Paterson was nominated as a replacement director for Mr. D'Attanasio by the Investor that initially nominated Mr. D'Attanasio. On March 9, 2024, Mr. Paterson resigned as a member of our Board, audit committee and nomination and corporate governance committee. As of the date hereof, the Consenting Unsecured Lenders have not filled the vacancies on our Board created by Mr. Arrick’s or Mr. Paterson's resignations. The directors appointed by the Secured Lenders and Consenting Unsecured Lenders will serve as our directors until our next annual general meeting of shareholders or until their successors are duly elected or appointed.

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

Recent Developments

Issuance of common shares

On January 5, 2024, we issued 21,160,358 common shares for vested RSUs. We withheld 2,300,891 common shares to satisfy employees’ tax obligations of less than $0.1 million.

On February 27, 2024, we issued 61,314,272 common shares to the holders of the Senior Secured Bridge Notes to satisfy the amendment fee pertaining to the NJ Amendment (as defined below).

Extension of INJ Senior Secured Bridge Notes

On February 16, 2024, we entered into an amendment (the “NJ Amendment”) to the senior secured bridge notes (the “Senior Secured Bridge Notes”) originally issued by INJ on February 2, 2021, with all the holders of such notes in the aggregate initial principal amount of $11.0 million and having a maturity date of February 2, 2024. On February 2, 2024, in order to facilitate the NJ Amendment, the parties agreed to a short-term extension of the maturity date from February 2, 2024, to February 16, 2024. Pursuant to the NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remains at 12% per annum, but interest accruing after February 16, 2024 will be payable in quarterly cash payments. In addition, the NJ Amendment provides for an amendment fee (the "NJ Amendment Fee") equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the NJ Amendment, which is satisfied through the issuance of our common shares at a price per share equal to the volume-weighted average trading price of the our common shares on the Canadian Securities Exchange for the twenty (20) consecutive trading days immediately prior to the date of the NJ Amendment. As of the date of the NJ Amendment, the aggregate principal amount outstanding on the Senior Secured Bridge Notes is equal to approximately $15.8 million. Lastly, we agreed to utilize twenty-five (25%) of Non-Operational Cash Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the NJ Amendment, “Non-Operational Cash Receipts” means cash we received which is not derived from the sale of cannabis products in the ordinary course of business of the Company, whether through retail, wholesale or otherwise.

Disposition of Certain Massachusetts Assets

On February 9, 2024, our wholly-owned subsidiary, Mayflower, entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility for $3.0 million (the "Purchase Price"). The Purchase Price will be paid as follows: $1.0 million payable in cash at closing and the remaining $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum pursuant to a promissory note. The proceeds from the Purchase Price will be used by the Company to satisfy certain federal tax obligations. The closing of the MA Purchase Agreement is subject to, among other customary conditions, approval of the Massachusetts Cannabis Control Commission.

Disposition of Nevada Assets

On February 23, 2024, our wholly-owned subsidiary, GMNV entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated, third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale are $6.5 million (the "Purchase Price"). The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, subject to the approval of the NV CCB, which remains pending. Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement ("Closing") and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning three months after the Closing, over 36 months with interest accruing at 8% per annum.

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

Governmental Regulations

Cannabis

In the United States, the cultivation, manufacturing, importation, distribution, use and possession of cannabis is illegal under U.S. federal law. However, medical and adult-use cannabis has been legalized and regulated by individual states. Pursuant to the Congressional Research Service, as of December 31, 2023, (i) nearly all states plus the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have comprehensive laws and policies allowing for the medicinal use of marijuana, (ii) 10 additional states allow for “limited access medical cannabis,” which refers to low-THC cannabis or CBD oil and (iii) 24 states, the District of Columbia, Guam, the Northern Mariana Islands and the US Virgin Islands have enacted laws allowing the recreational use of marijuana. Notwithstanding the regulatory environment with respect to cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA. Accordingly, the use, possession, or distribution of cannabis violates U.S. federal law. As a result, cannabis businesses in the United States are subject to inconsistent state and federal legislation, regulation and enforcement.

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

In August 2023 the Department of Health and Human Services recommended to the U.S Drug Enforcement Administration (“DEA”) that cannabis be rescheduled from Schedule I to Schedule III under the CSA. The DEA is currently reviewing and assessing HHS’s recommendation. While the DEA may or may not recommend rescheduling, the White House directive and subsequent HHS recommendation signal an important shift in federal cannabis policy. The US FDA’s recommendation to reclassify cannabis to Schedule III is based in part on findings that cannabis has an accepted medical use in treatment in the US and relatively low potential for abuse. The National Institute on Drug Abuse (“NIDA”), a part of the National Institutes of Health (“NIH”), importantly concurs with FDA’s recommendation to reclassify cannabis. The Congressional Research Service (“CRS”) stated in a report that it expects the DEA to adopt the HHS recommendation, based on its assessment of past precedent. However, while the DEA is bound by the scientific findings of the HHS it is not bound to follow the health agency’s recommendation and can choose to retain cannabis’ Schedule I classification.

A DEA reclassification of cannabis to Schedule III would have significant impacts on the US cannabis industry, including primarily the easing of restrictions on research, the removal of the 280E tax burden, and the reduction of the stigma associated with Schedule I drugs.

Should the DEA reclassify cannabis to Schedule II, the cultivation, manufacture, distribution, and sale of cannabis by state-regulated business that do not produce or sell FDA regulated products would remain illegal under federal law, albeit subject to less strict administrative, civil, and criminal penalties under the CSA. Unless and until the US Congress amends the CSA with respect to cannabis, there is a risk that federal authorities may enforce current US federal law.

In addition, two separate bills were introduced in 2023 specifically regarding the rescheduling of cannabis. The Marijuana 1-to-3 Act of 2023 would serve only to direct the Attorney General to transfer cannabis from Schedule I to Schedule III of the CSA, while the Deferring Executive Authority (“DEA Act”) Act would limit the DEA’s ability to reschedule cannabis without Congressional approval. The DEA Act would require a formal process for Congressional review of all cannabis rescheduling decision made by the DEA. Neither bill has yet passed through committee.

Despite the growing enthusiasm in the cannabis business community, it remains unclear whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or effectuate a substantive marijuana enforcement policy change.

Other federal legislation that has historically provided or sought to provide protection to individuals and businesses acting in violation of U.S. federal law but in compliance with state cannabis laws has remained on the books over time. For example, the Rohrabacher-Farr Amendment has been included in annual spending bills passed by Congress since 2014. The Rohrabacher-Farr Amendment restricts the DOJ from using federal funds to interfere with states implementing laws that authorize the use, distribution, possession, or cultivation of medical cannabis.

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

Additionally, there are a number of marijuana reform bills that have been introduced in the U.S. Congress that would amend federal law regarding the legal status and permissibility of medical and adult-use cannabis, including the STATES Act, the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Substance Regulation and Safety Act (the “SRSA”) the States Reform Act of 2023, and the Strengthening the Tenth Amendment Through Entrusting State (“STATES 2.0 Act").

The STATES Act would create an exemption in the CSA to allow states to determine their own cannabis policies without fear of federal reprisal. The MORE Act, which was reintroduced to the House of Representatives on May 28, 2021, would remove cannabis from the CSA, expunge federal cannabis offenses and establish a 5% excise tax on cannabis to fund various federal grant programs. The MORE Act was re-introduced in the House in September 2023 and has not yet passed through committee. The SRSA, which was introduced by U.S. Senator Tina Smith on July 30, 2020, would remove cannabis from the CSA, grant the FDA authority to regulate cannabis and cannabis products and regulate the safety and quality control of cannabis crops and the import and export of cannabis materials. The States Reform Act adopts a dual federal-state regulatory model, like the regulation of alcohol. The STATES 2.0 Act would also legalize cannabis but would permit states to maintain their prohibition of cannabis on a state-by-state basis. The Act would also, however, require any opt-out state to permit the interstate commerce cannabis across their border. Both the States Reform Act and STATES 2.0 Act were introduced in late 2023 and neither have passed through committee.

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

Two additional bills were introduced in 2023 to facilitate and increase research on cannabis. The Higher Education Marijuana Research Act of 2023, introduced in June, would allow higher education institutions located in states where cannabis is legal to obtain cannabis from the relevant regulatory body for the purposes of biological, chemical, agricultural, or public health research, but would not be allowed to administer cannabis to individuals. The Preparing Regulators Effectively for a Post-prohibition Adult-use Regulated Environment (PREPARE) Act of 2023, introduced in April, would direct the Attorney General to establish a commission to study a “plausible and prompt” approach to the regulation of cannabis at the federal level. Neither Act has yet advanced through committee.

In addition to the numerous aforementioned new bills introduced, additional bills regarding veterans access to cannabis, gun rights and cannabis, rights and benefits-related bills, and hemp and cannabinoids bills were introduced in 2023. Most, if not all, have not yet passed through committee. At this time, it is uncertain which other federal marijuana reform bills, if any, will ultimately be passed and signed into law.

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

Lawmakers continue to offer various solutions for providing financial relief for cannabis businesses and legal protections for ancillary businesses in 2023. The Secure and Fair Enforcement Regulation (“SAFER”) Banking Act, would provide safe harbor for financial institutions and other ancillary businesses that work with cannabis industry clients. SAFER passed through committee in September 2023 but has not yet been sent to the floor for a full vote. Lawmakers also introduced the Clarifying Law Around Insurance of Marijuana (“CLAIM”) Act, which provides a specific safe harbor for insurance companies that serve the cannabis industry, and the Small Business Tax Equity Act of 2023, which would exempt cannabis sales conducted in compliance with state law from the prohibition of section 280E. Neither have yet passed through committee.

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

Employees

As of March 21 2024, we had 717 full-time and 85 part-time employees. Certain of our employees have elected to be represented by the United Food and Commercial Workers (“UFCW”) International Union in New York, New Jersey, Massachusetts and Maryland. Of our employees, 24 are represented by four collective bargaining agreements and 108 employees have elected to be represented by the UFCW International Union, but we have not entered into a collective bargaining agreement with the UFCW International Union relating to these employees yet. We believe that we maintain good relations with our employees.

Corporate Information

We are a company incorporated under the laws of British Columbia, Canada. We were incorporated on November 15, 2013 under the name Genarca Holdings Ltd., and on August 4, 2016, we changed our name to iAnthus Capital Holdings, Inc. Our corporate headquarters is located at 214 King Street West, Suite 314, Toronto, Ontario M5H 3S6 and our telephone number is (646) 518-9418. Our common shares, no par value, are listed on the Canadian Securities Exchange (“CSE”) under the symbol “IAN” and quoted on the OTCQB of the OTC Markets Group, Inc. under the symbol “ITHUF”.

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

Any future mergers or acquisitions, or similar transactions, that we execute will be subject to conditions, which may include, without limitation, the competition associated with any such acquisitions by other potential acquirers, our satisfactory completion of due diligence, negotiation and finalization of formal legal documents, financing and approval from our Board of Directors and requisite regulatory approvals. As a result, there can be no assurance that we will complete any such transactions. If we do not complete such transactions, we may be subject to a number of risks, including, but not limited to:

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

Section 280E of the U.S. Tax Code prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The Internal Revenue Service of the United States (“IRS”) has invoked Section 280E of the U.S. Tax Code in tax audits against various cannabis businesses in the United States that are permitted under applicable state laws. Although, the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permissible deductions. As a result, we will have an effective tax rate in the U.S. that is significantly higher than the tax rate typically applicable to U.S. corporations.

Some of our subsidiaries are delinquent in the payment of federal and state income taxes and the IRS has assessed interest and penalties with respect to such delinquent payments which have a material adverse effect on our business.

Some of our subsidiaries have been unable to pay their United States federal and state income taxes for the 2020, 2021, and 2022 tax years. Those subsidiaries currently owe $17.9 million for 2020, $28.8 million for 2021, and $17.7 million for 2022 in United States federal income taxes, inclusive of interest and penalties, and $0.6 million for 2020, $2.0 million for 2021, and $2.4 million for 2022 in state income taxes, inclusive of interest and penalties. Interest and penalties will continue to accrue for as long as such taxes, interest and penalties remain unpaid. Our subsidiaries are in the process of negotiating payment agreements or “currently not collectable” status with the United States federal and state tax authorities for these amounts owed to remedy the outstanding balances; however, no assurance can be given that our subsidiaries will be successful in negotiating such payment agreements or “currently not collectable” status.

If our goodwill, other intangibles or fixed assets become impaired, we may be required to record a significant charge to earnings.

When we acquire a business, a substantial portion of the purchase price of the acquisition can be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other identifiable intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2023 and 2022, we held intangible assets, including cannabis operations licenses, trade names and brand intangibles, net of amortization of $105.4 million and $117.0 million, respectively.

Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment on December 31st of each fiscal year. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangibles or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. As a result of our annual test, we recognized an impairment loss on intangible assets of $Nil and $30.6 million for the years ended December 31, 2023 and 2022, respectively.

Under GAAP, if we determine that goodwill, other intangibles or fixed assets are impaired, we will be required to write down these assets. Any write- down may have a negative effect on our consolidated financial statements. As a result of the continued decrease in our share price during 2020, our share price declined below net book value per share, and consequently, we were required to record a significant impairment loss to write off all goodwill recorded in our financial statements for the year ended December 31, 2020. If the share price continues to remain below the net book value per share, or other negative business factors arise, we may be required to perform additional impairment analyses before our next annual testing date which could result in additional impairment charges on long-lived assets including fixed assets and intangible assets. During 2023 and 2022, as our stock price continued to be below net book value per share, we performed an impairment assessment of each reporting unit, which resulted in an impairment loss on intangibles, right-of-use assets and property, plant and equipment of $30.6 million in our Nevada and Vermont businesses for the year ended December 31, 2022. There was no impairment loss for the year ended December 31, 2023.

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

Historically, we have experienced negative cash flow from operating activities.

Historically, we have experienced negative cash flow from operating activities. During the year ended December 31, 2023, we achieved positive cash flow from operating activities and believe we will achieve positive cash flow from operating activities in future periods. However, we cannot provide assurance that we will in fact achieve sufficient revenues from sales of cannabis and/or other related products to maintain profitability or positive cash flow from operating activities. Our inability to maintain profitability or positive cash flow from operating activities could have a material adverse effect on our business, financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern.

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our audited financial statements for each of the two years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant cash flows, we expect to satisfy our future cash needs through debt or equity financing; however, there can be no assurance that such capital will be available, or if available, that it will be on terms acceptable to us.

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

We have medical marijuana licenses in the states of New York, New Jersey, Florida, Maryland, Massachusetts, Arizona and Nevada. Where we have medical marijuana licenses, we sell our medical marijuana pursuant to applicable state laws only; however, compliance with states laws does not constitute compliance with the FDA, and the FDA has not approved our products for sale. Cannabis is a Schedule I controlled substance under the U.S. Controlled Substances Act. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), to our knowledge, the FDA has not approved a marketing application for a cannabis or cannabis-derived product for the treatment of any disease or condition. We can provide no assurance that our products or operations are in compliance with federal regulations, including those enforced by the FDA. Failure to comply with FDA regulations may result in among other things, warning letters, injunctions, product recalls, product seizures, fines and/or criminal prosecutions.

We are dependent on the popularity of consumer acceptance of cannabis products.

We believe the cannabis industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of cannabis and related products distributed to such consumers. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of cannabis-based products. There has been limited scientific research on cannabis and there can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention, or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings, or publicity could have a material adverse effect on the demand for our products and on our business, financial condition and results of operations. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of cannabis, hemp and related products in general, or our products specifically, or associating the consumption of cannabis or related products with illness or other negative effects or events, could also have such a material adverse effect. Such adverse publicity reports or other media attention could have such a material adverse effect even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed. The increased usage of social media and other web-based tools used to generate, publish and discuss user- generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views in regard to our business and activities, whether true or not. Although we take care in protecting our image and reputation, we do not ultimately have direct control over how it is perceived by others. Reputational loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse impact on our financial performance, financial condition, cash flows and growth prospects.

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

We have limited capital resources and operations. Our net losses for the years ended December 31, 2023 and 2022 were $76.6 million and $449.4 million, respectively, and our accumulated deficit as of December 31, 2023 and 2022 was $1,327.6 million and $1,251.0 million, respectively. To date, our operations have been funded primarily from the proceeds of debt and equity financings, and we may require additional equity and/or debt financing to support on-going operations, to undertake capital expenditures or to undertake acquisitions or other business combination transactions. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. If additional capital is raised through further issuances of equity or debt securities, existing holders of our common shares could suffer further dilution, and any new equity securities issued could have rights, preferences and privileges superior to our existing common shareholders. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. In addition, any debt financing secured in the future could also involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

Certain of our employees in New Jersey, New York, Massachusetts and Maryland have elected to unionize with the United Food and Commercial Workers Union. In general, labor unions are working to organize workforces in the cannabis industry in general. It is possible that certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

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

In addition, we must follow certain state regulations to set the retail prices of our cannabis, which regulations, we believe, are not followed by illicit cannabis businesses and other persons engaging in illicit cannabis related-activities. In determining the retail prices of our cannabis, we must consider a number of factors, including the price of cannabis in the existing illicit market in the event our prices are too high and the risk of our customers reselling our cannabis in the event our prices are too low. If we do not appropriately set retail prices on our cannabis products, we may have difficulty competing with illicit cannabis businesses and other persons, which may have a material adverse effect on our business.

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

We ultimately do not have control over how the cannabis industry, or our business, is perceived by others. Any reputational issues may result in decreased investor confidence, increased challenges in developing and maintaining community relations and present an impediment to our overall ability to advance our business strategy and realize our growth prospects.

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

As a manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination, which may affect consumer confidence in our products. Previously unknown adverse reactions resulting from human consumption of cannabis products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, adversely affect our reputation with our clients and consumers generally and have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, if one or more of our products were subject to recall, the reputation of that product and our reputation could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies in the jurisdictions in which we operate, requiring further attention from our management and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis industry could lead consumers to lose confidence in the safety of the products, which could have a material adverse effect on our business, financial condition and results of operations.

Third parties with whom we do business may perceive themselves as being exposed to reputational risk because of their relationship with us due to our cannabis-related business activities and may as a result, refuse to do business with us.

The third parties with whom we do business or seek to do business with may perceive that they are exposed to reputational risk because of our cannabis-related business activities. Any third-party service provider could suspend or withdraw its services if it perceives that the potential risks exceed the potential benefits of providing such services to us. Specifically, while we have banking relationships and believe that the services can be procured from other institutions, we may, in the future, have difficulty maintaining existing or securing new bank accounts or clearing services. Our failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we may also become involved in other transactions, which conflict with the interests of our directors and officers who may from time to time deal with persons, firms, institutions, or corporations with which we may be dealing with or may be seeking investments similar to those desired by us. The interests of these persons could conflict with our interests, and these persons may be competing with us for available investment opportunities.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2023 as a result of a material weakness in our internal controls, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) Our internal controls relating to financial reporting for inventory, including inventory valuation and consolidation of inventory, estimated useful lives and depreciation of long-lived assets, expense cutoff for certain subsidiaries, business combinations, impairment of long-lived assets, and debt modification and extinguishment was not designed and maintained; (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We did not have written documentation of internal control policies and procedures. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls; (4) We misclassified certain employees as contractors based on the rules and regulations of the IRS. While management is working to remediate these material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Our ability to use our net operating losses and interest expense subject to Section 163(j) and tax credit carryforwards in the future will be limited pursuant to the application of Section 382, which could increase our tax liabilities and could reduce our cash flow and net income.

Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (“Section 382”) limit a corporation’s ability to utilize existing net operating loss and Section 163(j) interest limitation carryforwards once such corporation experiences an ownership change as defined in Section 382. On June 24, 2022, we completed the previously announced Recapitalization Transaction which is considered an ownership change for purposes of Section 382. For the year ended December 31, 2022, we recorded a valuation allowance on certain net operating loss carryforwards and Section 163(j) interest limitation deduction carryforwards that were recognized as deferred tax assets as of December 31, 2021. In addition, we did not utilize any pre-existing net operating losses against taxable income in our tax provision for the year ended December 31, 2022 or December 31, 2023. As a result of the Recapitalization Transaction, utilization of our net operating losses and Section 163(j) interest limitation deduction carryforwards is limited by Section 382, which may result in increased future tax liability to us. The Section 382 limitation may be increased by recognized built-in gain (“RBIG”) in the five year period following the change date to the extent that the value of our assets exceeds the tax basis of those assets. Under the Section 338 approach described in Notice 2003-65, assets are treated as generating RBIG even if these assets are not disposed of at again during the five-year recognition period. We are in the process of reviewing the tax basis of our fixed assets so we can compare it to the deemed selling price under Section 382. This calculation may result in an RBIG that would increase the Section 382 limitation available during the recognition period.

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

We face risks related to cyber security attacks and other incidents.

Cyber security attacks against organizations are increasing in sophistication and can disrupt business operations. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. A cybersecurity attack could directly result in financial fraud, shut-down of operations, damage to our reputation, disclosure of confidential information regarding our employees and third parties with whom we interact, which can result in negative consequences, including remediation costs, loss of revenue, and potential litigation. We have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. We can provide no assurance that a cybersecurity incident could have a material adverse impact on financial performance and results of operations. See Item 1C – “Cybersecurity” for more information.

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

Although, the FinCEN Memorandum remains intact, it is unclear whether the Biden administration will continue to follow its guidelines, or what may happen under future administrations. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

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

Certain of our directors, officers and employees are or may be Canadian citizens and may be subject to denials or bans from entry into the United States by USCBP officers due to their service to or employment by us. In the event that any such directors, officers, or employees are hindered or otherwise prevented from entering the U.S., either in one instance or permanently, their ability to provide services to us could be materially hindered, which could have a material adverse effect on our business. In addition, our ability to attract qualified candidates may be diminished by the prospect of a denial or ban from entry into the United States, which could have a material adverse effect on our business.

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

We are engaged in both the medical and adult-use marijuana industry in the United States where local state law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. Pursuant to the Congressional Research Service, as of December 31, 2023, (i) nearly all states plus the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have comprehensive laws and policies allowing for the medicinal use of marijuana, (ii) 10 additional states allow for “limited access medical cannabis,” which refers to low-THC cannabis or CBD oil and (iii) 24 states, the District of Columbia, Guam, the Northern Mariana Islands and the US Virgin Islands have enacted laws allowing the recreational use of marijuana. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.

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

If the current Administration and Attorney General do not adopt a policy incorporating some or all of the policies articulated in the Cole Memorandum, then the Department of Justice or an aggressive federal prosecutor could allege that we “aided and abetted” violations of federal law by providing finances and services to our operating subsidiaries. Under these circumstances, it is possible that a federal prosecutor could seek to seize our assets and to recover the “illicit profit”. In these circumstances, our operations may cease, and our shareholders may lose their entire investment and our directors, officers and/or shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

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

There is a limited market for our common shares

Our common shares are listed for trading on the CSE and are quoted over-the-counter in the United States on the OTCQB of the OTC Markets Group, Inc. The over-the-counter markets provide less liquidity than U.S. national securities exchanges, such as the New York Stock Exchange or Nasdaq. Accordingly, holders of our common shares may be unable to sell or otherwise dispose of their common shares at desirable prices or at all.

Outstanding and future issuances of debt securities, which would rank senior to our common shares upon bankruptcy or liquidation, may adversely affect the level of return holders of common shares may be able to receive.

We currently have the June Secured Debentures, June Unsecured Debentures, Additional Secured Debentures, and Senior Secured Bridge Notes outstanding. In the future, we may increase our capital resources by offering additional debt securities. Upon bankruptcy or liquidation, holders of our debt securities and lenders would receive distributions of our available assets prior to any distributions being made to holders of our common shares. As our decision to issue debt securities or borrow money from lenders will depend in part on market conditions, we cannot predict or estimate the amount, timing, or nature of any such future offerings or borrowings. Holders of our common shares must bear the risk that current and future securities including the issuance of debt securities may adversely affect the level of return, if any, that the holders of our common shares may receive.

Our principal shareholders and management own a significant percentage of our common shares and will be able to exert significant control over matters subject to shareholder approval.

As a result of the consummation of the Recapitalization Transaction and as of March 21, 2024, our executive officers, directors and principal shareholders and their affiliates beneficially hold, in the aggregate, approximately 86.7% of our outstanding common shares. These shareholders, acting together, would be able to significantly influence all matters requiring shareholder approval. For example, these shareholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

The Company has processes for identifying, assessing, and managing material risks from cybersecurity threats. These processes are part of the Company’s overall risk management process, as overseen by the Company’s Board of Directors, with its audit committee having primary responsibility through its ongoing review of the Company’s internal controls and reviewing, at least annually, the Company’s information security and technology risks (including cybersecurity). These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company, from time-to-time, may engage third-party consultants, advisors, and/or audit firms to evaluate and test the Company’s risk management systems and assess and remediate certain potential cybersecurity incidents, as appropriate. Additionally, the Company mandates cybersecurity training as part of its company-wide employee onboarding process including best practices to identify potential cybersecurity threats and how to report such threats. The Company also requires regular ongoing cybersecurity training for employees.

Governance

Board of Directors

The audit committee of the Company’s Board of Directors, with the input of management, oversees the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats by the Company’s Chief Executive Officer, Chief Financial Officer, and Vice President of Information Technology. Any updates on cybersecurity matters, including material risks and threats, are provided to the Company’s audit committee, and the audit committee provides updates to the Company’s Board of Directors at regular Board meetings.

Management

Under the oversight of the audit committee of the Company’s Board of Directors, and as directed by the Company’s Chief Financial Officer, the Vice President of Information Technology is primarily responsible for the assessment and management of material cybersecurity risks, establishing and maintaining adequate and effective internal controls covering cybersecurity matters, and disclosing any material cybersecurity matters faced by the Company. This also includes hiring appropriate personnel and/or third party service providers, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel, including the Company’s Chief Financial Officer and, as applicable, the Company’s Board. The Company’s current Vice President of Information Technology has more than 20 years of experience with information technology and related systems security matters and processes.

As of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite the capabilities, processes, and other security measures we employ that we believe are designed to detect, reduce, and mitigate the risk of cybersecurity incidents, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

See “Item 1 A. Risk Factors” for more information on the Company’s cybersecurity-related risks.

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located at 214 King Street West, Suite 314, Toronto, Ontario M5H 3S6. As of December 31, 2023, we lease: five facilities in the State of Arizona; one facility in Canada; 25 facilities in the State of Florida; four facilities in the State of Maryland; four facilities in the State of Massachusetts; two facilities in the State of Nevada; five facilities in the State of New Jersey; and four facilities in the State of New York. In addition, we own: two facilities in the State of Arizona; one facility in the State of Florida; one facility in the State of Massachusetts; and one facility in the State of New York. The following table sets forth information about our properties. We believe that these facilities are generally suitable to meet our needs.

Location	Facility Type	Approximate Square Footage of Operational Facilities	Lease Expiration Dates
Arizona	Dispensary/Processing/Cultivation	87,465	April 2027 – March 2033
	Administrative	3,976
Canada	Administrative	2,689	June 2024
Florida	Dispensary/Processing/Cultivation	340,947	May 2024 – June 2030
Maryland	Dispensary/Processing	15,139	April 2024 – September 2027
Massachusetts	Dispensary/Processing/Cultivation	78,333	March 2027 – July 2027
Nevada	Dispensary/Processing/Cultivation	32,407	August 2024 – November 2036
New Jersey	Dispensary/Processing/Cultivation	51,500	February 2027– September 2034
New York	Dispensary/Processing/Cultivation	15,471	March 2026 – January 2030
	Administrative	10,876

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

Roberts Matter

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement (“SRA”) to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the SRA forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the SRA. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023; however, the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. As of the date hereof, the court still has not set a new trial date.

U.S. Shareholder Class Action

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others in the United States District Court for the Southern District of New York (“SDNY”) for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Matter (as set forth below) and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order (the “Stipulation”) regarding the Lead Plaintiff’s Motion for Leave to File a second Amended Complaint. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), which the SDNY so ordered on October 19, 2022, ordering that the Defendants answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Finch and Cedeno actions shall be coordinated with discovery in the Hi-Med action referenced below, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced below, to mediation, which took place on January 17, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY. On December 20, 2023, the SDNY preliminarily approved the settlement, and scheduled the final approval hearing on April 10, 2024.

U.S. Hi-Med Matter

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5,000,000 prior to the closing of the Recapitalization Transaction filed a complaint (the “Hi-Med Complaint”) in the SDNY against the Company and certain of the Company’s current and former directors and officers and other defendants. Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debenture and the related debenture purchase agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Exchange Act and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced above. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss Hi-Med’s Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ reply were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers’ and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed the Stipulation regarding Hi-Med’s Motion for Leave to File a second amended complaint. On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second amended complaint was deemed filed as of such date. On December 20, 2021, the Company and the current named officers and directors filed a Motion to Dismiss Hi-Med’s second amended complaint. Hi-Med’s opposition to the Company’s and its named current officers and directors’ Motion to Dismiss were filed on February 3, 2022. The Company and the named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a Joint Stipulation and Proposed Scheduling Order, which certain defendants (the “Moving Defendants”) indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. The Moving Defendants motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. The parties submitted the matter, together with the Class Action Lawsuit referenced above, to mediation, which took place on January 17, 2023. On December 12, 2023, the parties executed a settlement agreement (the "Hi-Med Settlement Agreement"), which fully settled all claims by and between the parties. The terms of the Hi-Med Settlement Agreement provides for, among other things, the issuance of 20,000,000 shares of the Company's common stock, no par value per share. In accordance with the terms of the Hi-Med Settlement Agreement, Hi-Med filed Notice of Voluntary Dismissal with the SDNY, dismissing the Hi-Med Amended Complaint with prejudice.

Canadian Shareholder Class Action Lawsuit

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company and its former Chief Executive Officer and former Chief Financial Officer in the Ontario Superior Court of Justice (the "OSCJ") in Toronto, Ontario. On September 27, 2021, the court granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. The parties have reached a settlement in principle, and on November 16, 2023, the OSCJ certified the class for settlement purposes only. On February 20, 2024, the OSCJ held the settlement approval hearing and on March 8, 2024, issued its decision rejecting the proposed settlement.

Canadian Hi-Med Matter

On June 29, 2020, Hi-Med filed a notice of claim in the Supreme Court of British Columbia (the "Hi-Med Canadian Complaint") against the Company, the Company’s former Chief Executive Officers and other defendants, alleging that the defendants made materially false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof constituting oppression and seeking remedies including, but not limited to, repayment of Hi-Med’s Unsecured Debenture and damages of an unspecified amount. Although the Company was never served with respect to the Hi-Med Canadian Complaint, it is the Company's position that the release in the Hi-Med Settlement Agreement released the claims underlying the Hi-Med Canadian Complaint.

Walmer Matter

On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX. The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation following the MPX Acquisition. MPX withheld the redemption of approximately $1,250,000 of the original subscription amount of the MPX Debentures as MPX was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into the Company’s common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111,000,000 and breach of a security subordination agreement in the amount of $3,500,000. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against the Company and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in the British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX, the Company and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX and the Company to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111,000,000; (iii) damages for breach of a security subordination agreement in the amount of $3,500,000; (iv) damages for breach of a consultancy agreement in the amount of $440,000 plus $150,000 plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1,000,000. On October 31, 2019, the Company and MPX served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike the Company’s and MPX’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, the Company’s directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia. On August 22, 2023, Walmer, Island, Broughton, Crawford and Puddles filed a Notice of Intention to Proceed with their claim, but have not taken any additional action to progress the case since this filing.

Ninth Square Matter

Ninth Square Capital Corporation ("Ninth Square") served a statement of claim on August 8, 2019 against iAnthus, MPX Bioceutical ULC ("MPX ULC"), and MPX International Corporation ("MPXI") with the OSCJ, seeking damages of $3,000,000 for alleged contractual obligations entered into by MPX Corporation, the predecessor of MPX ULC. MPXI was a spin-off entity from the MPX Acquisition and is not owned or controlled by the Company. iAnthus and MPX ULC filed a cross-claim against MPXI for indemnification. In July 2022, MPXI filed for protection under the Companies Creditors' Arrangement Act, pursuant to which a stay was granted with respect to MPXI. Ninth Square also filed claims against former officers and directors of the MPX Corporation, which action has been consolidated with the claim against iAnthus, MPX ULC and MPXI. The parties are currently scheduling discovery for all parties.

Claim by Former Consultant

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against THCWC and iA AZ claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1,000,000 and $10,000,000. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. On April 25, 2023, the parties attended a mediation, which was unsuccessful. The parties are currently engaging in discovery.

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

In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, the Defendants filed a Petition to Vacate Arbitration Award and CGX filed its opposition on January 30, 2023. On February 3, 2023, the Defendants requested a hearing on the Petition to Vacate Arbitration Award. The Circuit Court for Baltimore County scheduled a hearing on the Petition to Vacate Arbitration Award for February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. The S8 Arbitration is currently stayed.

On June 20, 2023, LMS filed a complaint in the United States District Court for the District of Maryland against the Company and three wholly-owned subsidiaries of the Company (the "iAnthus Defendants"), alleging conversion, RICO violations and unjust enrichment and seeking damages in excess of $4.5 million, plus treble damages (the "Federal Complaint"). The allegations in the Federal Complaint appear substantially similar to, and appear to arise from substantially the same operative facts as, those alleged by LMS in the CGX Arbitration, the S8 Arbitration, and in support of the Defendants' Petition to Vacate Arbitration Award. The iAnthus Defendants deny LMS’s allegations alleging unlawful conduct. The iAnthus Defendants filed a Motion to Dismiss (Or Stay the Proceedings) the Federal Complaint on September 11, 2023. On March 12, 2024, the Court granted the iAnthus Defendants' motion and administratively stayed the Federal Complaint pending the outcome of the CGX Arbitration and the S8 Arbitration.

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

Appeal of Florida Regulatory Approval of the Recapitalization Transaction

On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the requested (the “Variance Request”) change of ownership and control of McCrory’s resulting from the closing of the Recapitalization Transaction. On November 19, 2021, Weisser filed a petition (as amended, the “Florida Petition”) with the OMMU, challenging the OMMU’s approval of the Variance Request. On February 3, 2022, the Florida Division of Administrative Hearings (“DOAH”) issued a Recommended Order of Dismissal, recommending that the OMMU enter a final order dismissing the Florida Petition for lack of standing. On May 4, 2022, the OMMU issued a final agency order (the “Final Order”), which accepted the recommendation of the DOAH and dismissed the Florida Petition for lack of standing. Weisser appealed the Final Order with the District Court of Appeal in the First District of Florida (the "Court of Appeal") and filed his initial brief on November 9, 2022, which seeks a reversal of the Final Order. On February 3, 2023, the Company filed a Motion to Dismiss the appeal, which the Court of Appeal denied on June 16, 2023. On July 6, 2023, McCrory's filed its answer brief in response to Weisser's appeal brief.

Claim by Former Financial Advisor

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against the Company in the Ontario Superior Court of Justice pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and the Company. Specifically, Canaccord alleges that it is owed a cash fee equal to $2,236,000 (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. The Company filed its Statement of Defense on May 17, 2023 in which, the Company disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. The Company also filed a counterclaim against Canaccord, seeking the repayment of a $250,000 payment mistakenly made by the Company towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the Alleged Fee. The hearing on Canaccord's Motion for Summary Judgment is scheduled for June 26, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade in Canada on the Canadian Securities Exchange under the trading symbol “IAN.” Our common shares are also quoted in the over-the-counter markets in the United States on the OTCQB of the OTC Market Group, Inc. under the trading symbol “ITHUF.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Stockholders

We had 548 shareholders of record as of March 21, 2024. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

Overview

We are a vertically-integrated, multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities, and a developer, producer and distributor of innovative branded cannabis products in the United States. Although we are committed to creating a national retail brand and portfolio of branded cannabis products recognized in the United States, cannabis currently remains illegal under U.S. federal law.

Through our subsidiaries, we currently own and/or operate 37 dispensaries and eight cultivation and/or processing facilities in seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional five dispensary licenses and/or dispensary facilities in two states, plus an uncapped number of dispensary licenses in Florida, and up to 18 total cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in seven U.S. states, all subject to the necessary regulatory approvals.

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

(1)
The Secured Notes and Interim Financing were extinguished as of the Closing Date and, in exchange, ICM issued the June Secured Debentures in the aggregate principal amount of $99.7 million, the Secured Lender Shares and the June Unsecured Debentures in the aggregate principal amount of $5 million. See “Overview – Financial Restructuring - Secured Debenture Purchase Agreement”.
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

The Second Investor, Third Investor and Fourth Investor initially nominated Alexander Shoghi, Zachary Arrick and Marco D’Attanasio, respectively, as members of the Board. Mr. D’Attanasio resigned from the Board effective as of September 15, 2022 and Mr. Arrick resigned from the Board effective as of February 21, 2023. On April 20, 2023, John Paterson was appointed to our Board. Mr. Paterson was nominated as a replacement director for Mr. D'Attanasio by the Investor that initially nominated Mr. D'Attanasio. On March 9, 2024, Mr. Paterson resigned as a member of our Board, audit committee and nominating and corporate governance committee. The directors appointed by the Secured Lenders and Consenting Unsecured Lenders will serve as our directors until our next annual general meeting of shareholders or until their successors are duly elected or appointed. Pursuant to the IRA, the Third Investor and Fourth Investor are entitled to each appoint a director to fill the vacancies created by the resignation of Messers. Arrick and Paterson, respectively. As of the date hereof, such vacancies have not been filled.

Dispositions

Vermont Operations

On February 6, 2023, we entered into the MIPA, pursuant to which we agreed to sell to Purchaser, our membership interests in GVMS, the sole owner of all issued and outstanding authorized common stock of FWR. FWR owns and operates a dispensary and cultivation/processing facility in Vermont and was included in our Eastern Region reporting segment. The aggregate proceeds received from the sale was $0.2 million in cash. The closing of the MIPA was subject to, among other conditions, a Change of Control Approval from the Vermont CCB. On February 6, 2023, we also entered into the Management Agreement whereby the Purchaser was appointed as the sole and exclusive manager of, and will receive all profit earned by, GVMS and FWR, through the date of closing. The Management Agreement became effective on the Effective Date. As of the Effective Date, all operational control of GVMS and FWR was transferred to the Purchaser and we determined that we no longer had a controlling financial interest as of the Effective Date. We recognized a loss on deconsolidation of $0.5 million, which was the difference between the aggregate consideration to be received and the book value of the assets as of the Effective Date, which was presented in write-downs and other charges on the consolidated statements of operations for the year ended December 31, 2023. As of August 14, 2023, all closing conditions of the MIPA were satisfied, including receipt of approval from the CCB and we completed the sale of GVMS as of that date.

CBD Business

On May 8, 2023, our wholly-owned subsidiary, iA CBD, entered into the Purchase Agreement with the CBD Buyer, pursuant to which, iA CBD agreed to sell substantially all of the assets of iA CBD for $0.2 million. iA CBD owns and operates the Company's assets associated with its CBD Business. The closing of the Purchase Agreement was subject to, among other customary conditions, the assignment of the United States Small Business Loan held by iA CBD. On the CBD Effective Date, iA CBD also entered into the CBD Management Agreement, pursuant to which the Buyer assumed full operational and managerial control of the Business as of the CBD Effective Date. The CBD Management Agreement remained in effect until the closing of the Purchase Agreement. As of the CBD

Effective Date, all operational control of the Business was transferred to the CBD Buyer. We recognized a loss on deconsolidation of less than $0.1 million as of the CBD Effective Date, which is presented in write-downs and other charges on the consolidated statements of operations for the year ended December 31, 2023. As of August 15, 2023, the Company completed the sale of iA CBD as all closing conditions of the Purchase Agreement were satisfied, including receipt of approval of the assignment of the United States Small Business Loan.

Colorado Investments

We, through our wholly-owned subsidiaries, Scarlet and Bergamot, held certain investments in Colorado, including real estate. As of November 14, 2023, Scarlet and Bergamot each sold their respective Colorado-related interests collectively for $2.7 million.

Recent Developments

Issuance of common shares

On January 5, 2024, we issued 21,160,358 common shares for vested RSUs. We withheld 2,300,891 common shares to satisfy employees’ tax obligations of less than $0.1 million.

On February 27, 2024, we issued 61,314,272 common shares to the holders of the Senior Secured Bridge Notes to satisfy the amendment fee pertaining to the NJ Amendment (as defined below).

Extension of INJ Senior Secured Bridge Notes

On February 16, 2024, we entered into the NJ Amendment to the Senior Secured Bridge Notes originally issued by INJ on February 2, 2021, with all the holders of such notes in the aggregate initial principal amount of $11.0 million and having a maturity date of February 2, 2024. On February 2, 2024, in order to facilitate the NJ Amendment, the parties agreed to a short-term extension of the maturity date from February 2, 2024, to February 16, 2024. Pursuant to the NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026, the interest rate of the Senior Secured Bridge Notes remains at 12% per annum and interest accruing thereunder after February 16, 2024, which will be payable in quarterly cash payments. In addition, we must pay an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes, which is satisfied through the issuance of our common shares at a price per share equal to the volume-weighted average trading price of our common shares on the Canadian Securities Exchange for the twenty (20) consecutive trading days immediately prior to the date of the NJ Amendment. As of the date of the NJ Amendment, the aggregate principal amount outstanding is equal to approximately $15.8 million. Lastly, we agreed to utilize twenty-five (25%) of Non-Operational Cash Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the NJ Amendment, “Non-Operational Cash Receipts” means cash we received which is not derived from the sale of cannabis products in the ordinary course of business of the Company, whether through retail, wholesale or otherwise.

Disposition of Certain Massachusetts Assets

On February 9, 2024, our wholly-owned subsidiary, Mayflower, entered into the MA Purchase Agreement with the MA Buyer, pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility for the Purchase Price. The Purchase Price will be paid as follows: $1.0 million payable in cash at closing and the remaining $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum pursuant to a promissory note. We intend to use the proceeds from the Purchase Price to satisfy certain of our federal tax obligations. The closing of the MA Purchase Agreement is subject to, among other customary conditions, approval of the Massachusetts Cannabis Control Commission.

Disposition of Nevada Assets

On February 23, 2024, ICH's wholly-owned subsidiary, GMNV entered into the NV Purchase Agreement with the NV Buyer, pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates the Business. The aggregate proceeds to be received from the sale are $6.5 million. The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the NV CCB. On February 23, 2024, GMNV also entered into the NV Management Agreement, pursuant to which, the Manager, will assume full operational and managerial control of the Business, subject to the approval of the NV CCB, which remains pending. Of the total Purchase Price, $3.5 million is paid in cash at the Closing and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning three months after the Closing, over 36 months with interest accruing at 8% per annum.

Accounting Pronouncements

See Note 3, “New Accounting Standards and Accounting Changes” in the notes to our consolidated financial statements for the fiscal year ended 2023 included elsewhere in this Annual Report on Form 10-K for more information regarding the new accounting standards applicable to us.

Results of Operations for the Years Ended December 31, 2023 and 2022

Revenues and Gross Profit

	Year Ended December 31,
(in ’000s of U.S. dollars)	2023	2022
Revenues
Eastern Region	$105,922	$96,478
Western Region	53,088	65,644
Other	227	1,091
Total revenues	$159,237	$163,213
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(62,083)	$(44,370)
Western Region	(33,479)	(43,734)
Other	(506)	(677)
Total Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(96,068)	$(88,781)
Gross profit
Eastern Region	$43,839	$52,108
Western Region	19,609	21,910
Other	(279)	414
Total gross profit	$63,169	$74,432

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, and New Jersey. Results from our Vermont and CBD businesses were included until March 8, 2023 and May 8, 2023, respectively, when they were deconsolidated. The western region includes our operations in Arizona and Nevada as well as our assets and investments in Colorado.

Eastern region

For the year ended December 31, 2023, our sales revenues in the eastern region were $105.9 million as compared to $96.5 million for the year ended December 31, 2022, which represents an increase of 9.8%. The main drivers for the increase in revenues are from the launch of our adult-use programs in both Maryland and New Jersey. Further, retail revenues increased in Massachusetts and New York from increased marketing and promotions offered in these markets during the year ended December 31, 2023, as compared to the year ended December 31, 2022. This was partially offset by lower retail revenues in Florida from increased competition and price compression during the year ended December 31, 2023, as compared to the year ended December 31, 2022, and from lower revenues in Vermont as it was deconsolidated as of March 8, 2023.

For the year ended December 31, 2023, gross profit was $43.8 million, or 41.4% of sales revenues, as compared to a gross profit of $52.1 million, or 54.0% of sales revenues, for the year ended December 31, 2022. Gross profit decreased due to lower selling prices across the eastern region and from higher sales discounts offered to customers to remain competitive in these markets. Further, we had less harvests and production output in Massachusetts, as we merged our cultivation and production activities to a single facility within the state. For most of the year-ended December 31, 2023, we still incurred operational costs at both facilities, resulting in higher cost and expenses applicable to revenues as compared to the year ended December 31, 2022. Further, during the year ended December 31, 2023, we recorded a $0.6 million inventory reserve on expired inventory in Massachusetts as we continue to optimize the use of our two facilities within the state.

During the year ended December 31, 2023, approximately 33,730 pounds of plant material was harvested in the eastern region as compared to approximately 41,230 pounds harvested during the year ended December 31, 2022. The decrease in harvested plant material was due to lower yields in Florida due to poor weather conditions and in Massachusetts from scaling back production in our Holliston facility as our Fall River facility ramped up. This was partially offset from an increase in harvested plant material from our Pleasantville,

New Jersey facility which was operating for the full year throughout 2023 as compared to seven months during the year ended December 31, 2022, with the first harvest at the Pleasantville facility in June 2022.

Western region

For the year ended December 31, 2023, our sales revenues in the western region were $53.1 million as compared to $65.6 million for the year ended December 31, 2022, which represents a decrease of 19.1%. The decrease in revenue in the western region is attributable to lower wholesale revenues in Nevada and a decrease in retail and wholesale revenues in Arizona during the year ended December 31, 2023, as compared to the year ended December 31, 2022. The decrease in revenues in Nevada and Arizona resulted from increased competition and sales discounts offered to customers during the year ended December 31, 2023, as compared to the year ended December 31, 2022.

For the year ended December 31, 2023, gross profit was $19.6 million, or 36.9% of sales revenues, as compared to a gross profit of $21.9 million, or 33.4% of sales revenues, for the year ended December 31, 2022. Gross margins increased as we sold more in-house products, which have higher margins in Arizona during the year ended December 31, 2023, as compared to the year ended December 31, 2022. This was partially offset by higher sales discounts and competitive pricing pressures in both Arizona and Nevada during the year ended December 31, 2023, as compared to the year ended December 31, 2022.

During the year ended December 31, 2023, approximately 7,430 pounds of plant material was harvested in the western region as compared to approximately 6,930 pounds harvested during the year ended December 31, 2022. Cultivation yields in both Arizona and Nevada slightly increased during the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Other revenues

For the year ended December 31, 2023, other revenues were $0.2 million as compared to $1.1 million for the year ended December 31, 2022. This decrease is due to lower online and wholesale sales of CBD products. For the year ended December 31, 2023, other gross profits were negative $0.3 million as compared to $0.4 million for the year ended December 31, 2022. This decrease in other gross profits is due to lower CBD revenues and from the deconsolidation of the CBD business as of May 8, 2023 as compared to the year-ended December 31, 2022.

Expenses

	Year Ended December 31,
(in ’000s of U.S. dollars)	2023	2022
Total operating expenses	$103,879	$186,887
Total other expenses	(19,211)	(326,245)
Income tax expense	16,700	10,691

Selling, General and Administrative Expenses Details

	Year Ended December 31,
(in ’000s of U.S. dollars)	2023	2022
Salaries and employee benefits	$30,111	$34,050
Severance	1,110	13,400
Share-based compensation	4,535	30,431
Legal and other professional fees	8,913	9,962
Deferred professional fees related to the Recapitalization Transaction	—	7,091
Facility, insurance and technology costs	12,634	15,202
Marketing expenses	4,347	4,798
Travel and pursuit costs	902	882
Amortization on right-of-use assets	2,027	2,295
Interest and penalties on unpaid income taxes	10,463	4,372
Other general corporate expenditures	3,284	5,604
Total	$78,326	$128,087

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

For the year ended December 31, 2023, our total operating expenses were $103.9 million as compared to $186.9 million for the year ended December 31, 2022, which represents a decrease of 44.4%.

The decrease in total operating expenses resulted from a decrease of $49.8 million of our selling, general, and administrative expenses which is attributable to: $25.9 million decrease in share-based compensation from the grant of restricted stock units to employees and the concurrent cancellation of existing stock options with the closing of the Recapitalization Transaction during the year ended December 31, 2022; $12.3 million decrease in severance expenses, as the year ended December 31, 2022 included a one-time severance payment of $12.0 million to our former Interim Chief Executive Officer, Randy Maslow; $7.1 million decrease in deferred professional fees which related to the closing of the Recapitalization Transaction during the year ended December 31, 2022; $1.5 million decrease in legal, marketing, and other professional fees during the year ended December 31, 2023 as compared to the year ended December 31, 2022; $3.9 million decrease in our salaries and employee expenses from reduced headcount during the year ended December 31, 2023 as compared to the year ended December 31, 2022; and a $4.9 million decrease of general corporate expenditures and facility expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022. This was partially offset by a $6.1 million increase in interest and penalties from unpaid income taxes as of December 31, 2023.

The decrease in total operating expenses is also attributable to a $30.6 million decrease in impairment loss during the year ended December 31, 2023, as compared to the year ended December 31, 2022. During the year ended December 31, 2023, we recorded no impairment losses with respect to our Nevada and Vermont operations, respectively. This compares to $29.8 million and $0.7 million in impairment losses with respect to our Nevada and Vermont operations, respectively, during the year ended December 31, 2022.

The decrease in total operating expenses is also attributable to a $4.0 million decrease in our depreciation and amortization expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022. We had a lower depreciable fixed and intangible asset base due to the previous impairment of our CBD, Vermont and Nevada operations and from the sale of certain properties during the year ended December 31, 2022.

The decrease in total operating expenses was partially offset by a $1.3 million increase in write-downs recognized as a result of deconsolidating our Vermont and CBD businesses and from the sale of certain Colorado assets during the year ended December 31, 2023. This compares to $0.8 million of gains from asset disposals recognized during the year ended December 31, 2022.

During the year ended December 31, 2023, excise taxes were $0.8 million (December 31, 2022—$0.6 million). Excise taxes are included as part of the selling, general, and administrative expenses on the consolidated statements of operations.

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

For the year ended December 31, 2023, our total other expenses were $19.2 million as compared to $326.2 million for the year ended December 31, 2022, which represents a decrease of 94.1%. Total other expenses includes interest and other income of $1.8 million for the year ended December 31, 2023 and $13.8 million for the year ended December 31, 2022.

The decrease in total other income and expenses is primarily due to: a one-time $316.6 million loss on debt extinguishment related to the closing of the Recapitalization Transaction on June 24, 2022; lower interest expense of $2.9 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 from the closing of the Recapitalization Transaction that extinguished a portion of our total outstanding debt and reduced the interest rates on the June Secured Debentures and the Senior Secured Bridge Notes; no interest on the Exit Fee during the year ended December 31, 2023 as the Exit Fee was cancelled as part of the

Recapitalization Transaction, as compared to $0.8 million during the year ended December 31, 2022.

The decrease in total other expenses was partially offset by: $11.9 million decrease in other income primarily attributable to the $10.4 million fair value gain net of tax from the noncash consideration provided as part of our acquisition of MPX New Jersey LLC (“MPX NJ Acquisition”); a $0.5 million one-time payment received from an Arizona licensing agreement during the year ended December 31, 2022; $1.3 million loss on debt extinguishment related to the amendment of the Senior Secured Bridge Notes during the year ended December 31, 2023; $0.4 million increase in accretion expense as we are now accruing accretion on the June Secured Debentures and June Unsecured Debentures as compared to no accretion expense on these debt instruments during the year ended December 31, 2022; and a $0.3 million decrease in losses from changes in fair value instruments during the year ended December 31, 2023 as compared to December 31, 2022.

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

For the year ended December 31, 2023, our income tax expense was $16.7 million as compared to $10.7 million for the year ended December 31, 2022, which represents an increase of 56.1%. The increase in income tax expense is a result of a decrease in deferred tax benefits recognized during the year ended December 31, 2023, as the year ended December 31, 2022 included $5.5 million of deferred tax benefits recognized from the impairment of the Nevada business unit.

Liquidity and Capital Resources

As of December 31, 2023, we held unrestricted cash of $13.1 million (December 31, 2022 - $14.3 million) and had an accumulated deficit of $1,327.6 million (December 31, 2022—$1,251.0 million), and a working capital deficit of $79.9 million (December 31, 2022 - $41.9 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

We believe that the consummation of the Recapitalization Transaction will provide the necessary funding for us to continue funding our operations in the future. Further, the consummation of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures, June Unsecured Debentures and the Senior Secured Bridge Notes, and allows interest to be paid-in-kind for both the June Secured Debentures and June Unsecured Debentures. We believe we will be able to continue to operate as a going concern for a period of no less than 12 months from the date of the consolidated financial statements included elsewhere in this Annual Report on our Form 10-K. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash Flow for the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development of existing or newly acquired businesses and the level of cash collections received from our customers.

Net cash provided by operating activities during the year ended December 31, 2023 was $3.0 million as compared to net cash used in operating activities of $19.5 million for the year ended December 31, 2022. The increase in our net cash provided from operating activities during the year ended December 31, 2023, as compared to the year ended December 31, 2022 was due to the following: our net loss of $76.6 million, offset by: $27.2 million of depreciation and amortization expense; $15.7 million in interest expense; $4.5 million in share-based compensation expense; $4.0 million of accretion expense; $1.3 million in loss on debt extinguishment from the amendment of our Senior Secured Bridge Notes; $0.8 million from inventory reserves; $0.4 million from write-downs related to the deconsolidation of our CBD and Vermont operations; $0.2 million in loss from our equity method investment; and $28.9 million from changes in operating assets and liabilities items during the year ended December 31, 2023. This was partially offset by a decrease in deferred income taxes of $3.4 million during the year ended December 31, 2023.

Changes in other operating assets for the year ended December 31, 2023, include: a decrease in inventory of $3.9 million due to less production during the year ended December 31, 2023 as compared to the year ended December 31, 2022; an increase in accounts receivables, net of $0.4 million from higher wholesale revenues during the year ended December 31, 2023 as compared to December 31, 2022; and an increase in prepaid expenses of $0.9 million from additional license renewals during the year ended December 31, 2023.

Changes in other operating liabilities for the year ended December 31, 2023, include an increase in accrued and other current liabilities of $5.8 million due to additional accrued income taxes, interest and penalties on income taxes payable, accrued interest expense, and an increase in accounts payable of $6.1 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although we expect to continue to have positive cash flows from operations in 2024, no assurance can be given that we will have positive cash flows in the future.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was $3.6 million as compared to $4.7 million for the year ended December 31, 2022. The decrease in cash used in investing activities was primarily attributable to lower cultivation and dispensary construction expenditures of $3.6 million during the year ended December 31, 2023 as compared to $6.9 million during the year ended December 31, 2022. This was partially offset by an increase in other intangible assets expenditures of $2.5 million primarily related to adult-use license application fees in Maryland and New Jersey during the year ended December 31, 2023 as compared to immaterial capitalized intangible asset expenditures during the year ended December 31, 2022.

In addition, during the year ended December 31, 2023, we did not loan any amounts to MPX NJ as compared to $0.1 million during the year ended December 31, 2022.

Cash inflows from investing activities during the year ended December 31, 2023 included the sale of certain property, plant and equipment of $2.5 million as compared to $2.4 million for the year ended December 31, 2022.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 was $0.6 million as compared to net cash provided from financing activities of $22.1 million for the year ended December 31, 2022. During the year ended December 31, 2023, we paid $0.6 million on our employees' behalf as part of RSU issuances as compared to $1.8 million during the year ended December 31, 2022. We did not raise any funds during the year ended December 31, 2023 as compared to issuance of the Additional Secured Notes of $24.3 million during the year ended December 31, 2022. Further, we repaid less than $0.1 million of debt during the year ended December 31, 2023 as compared to $0.4 million during the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. See "Note 15 - Related Party Transactions" in the notes to our consolidated financial statements for the fiscal year ended 2023 included elsewhere in this Annual Report on Form 10-K for more information.

Effective as of May 6, 2022 (the “May Resignation Date”), Randy Maslow, our then Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with our subsidiaries and its affiliates, and from our Board of Directors and its committees. In connection with the resignation, we executed a separation agreement (the “May Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow received total cash compensation in the amount of approximately $12.2 million (the “May Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, we will continue to pay the monthly premium for Mr. Maslow’s continued participation in our health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire our common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire our common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25,000 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and we did not elect to extend the term. During the years ended December 31, 2023 and 2022, we paid $Nil and $0.1 million, respectively to Mr. Maslow in relation to consulting services provided.

Effective as of November 14, 2022, Julius Kalcevich, our then Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), we executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of December 31, 2023, the total balance owed to Mr. Kalcevich was $Nil (December 31, 2022 - $0.9 million).

Effective as of October 11, 2023 (the "October Resignation Date"), Robert Galvin, the Company's then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Galvin and the Company executed a separation agreement (the "October Separation Agreement"), pursuant to which, Mr. Galvin will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin will receive: (i) total cash compensation in the amount of approximately $0.4 million, which is payable in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which shall fully vest on January 4, 2024. Under the terms of the October Separation Agreement, the Company will continue to pay the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of December 31, 2023, the total balance owed to Mr. Galvin is $0.4 million (December 31, 2022 - $Nil).

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). Certain of these New

Secured Lenders held greater than 5.0% of our outstanding common shares upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2023, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $8.0 million (December 31, 2022 – $6.7 million). The related party balance is presented in accrued and other current liabilities on our consolidated balance sheets.

On February 16, 2024, we entered into the NJ Amendment to the Senior Secured Bridge Notes originally issued by INJ on February 2, 2021, with all the holders of such notes. All the holders of the Senior Secured Bridge Notes held greater than 5.0% of our outstanding common shares and are therefore considered to be related parties. These holders include Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund. The related party balance is presented in long-term debt, net of issuance costs on our consolidated balance sheets. See Note 9, “Long-term debt” in the notes to our consolidated financial statements for the fiscal year ended 2023 included elsewhere in this Annual Report on Form 10-K for more information.

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

Leases

We lease some items of property, plant and equipment, office, cultivation, processing and dispensary space. On the lease commencement date, a lease is classified as a finance lease or an operating lease based on the classification criteria of the lease guidance under GAAP. As of January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 842 Leases (“ASC 842”) and applied the lease classification criteria contained therein for any new leases. Upon adoption of ASC 842, we recorded right-of-use (“ROU”) assets for all of our leased assets classified as operating leases. The ROU assets were computed as the present value of future minimum lease payments, including additional payments resulting from a change in an index such as a consumer price index or an interest rate, plus any prepaid lease payments minus any lease incentives received. A lease liability was also recorded at the same time. No ROU asset is recorded for leases with a lease term, including any reasonably assured renewal terms, of 12 months or less.

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

Allowance for Credit Losses

We determine the allowance for credit losses by evaluating individual receivable balances and considering accounts and other receivable financial condition and current economic conditions. Accounts receivable balances are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded within other income on the consolidated statement of operations when received. All receivables are expected to be collected within one year of the balance sheet date.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

* PKF O’Connor Davies, LLP, New York, NY (PCAOB ID:127)

** Marcum LLP, New York, NY (PCAOB ID: 688)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

iAnthus Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of iAnthus Capital Holdings, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has a significant working capital deficiency, has incurred significant recurring losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since March 2023.

New York, New York

March 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

iAnthus Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of iAnthus Capital Holdings, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2018 to 2023.

New York, NY

March 29, 2023

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2023	2022
Assets
Cash	$13,104	$14,336
Restricted cash	71	70
Accounts receivable, net of allowance for credit losses of $384 (December 31, 2022 - $87)	4,609	3,999
Prepaid expenses	2,100	2,215
Inventories, net	25,382	29,800
Other current assets	243	202
Current Assets	45,509	50,622
Investments	735	232
Property, plant and equipment, net	94,003	103,320
Operating lease right-of-use assets, net	27,377	28,399
Other long-term assets	4,411	3,847
Intangible assets, net	105,372	117,047
Total Assets	$277,407	$303,467
Liabilities and Shareholders' (Deficit) Equity
Accounts payable	$14,399	$10,690
Accrued and other current liabilities	103,261	74,036
Current portion of long-term debt, net of issuance costs	55	51
Current portion of operating lease liabilities	7,716	7,789
Current Liabilities	125,431	92,566
Long-term debt, net of issuance costs	165,221	147,261
Deferred income tax	20,412	23,815
Long-term portion of operating lease liabilities	28,009	28,836
Total Liabilities	339,073	292,478
Commitments (Refer to Note 13)
Shareholders' (Deficit) Equity
Common shares - no par value. Authorized - unlimited number. 6,510,527 - issued and outstanding (December 31, 2022 - 6,403,289 - issued and outstanding)	—	—
Additional paid-in capital	1,265,978	1,262,012
Accumulated deficit	(1,327,644)	(1,251,023)
Total Shareholders' (Deficit) Equity	$(61,666)	$10,989
Total Liabilities and Shareholders' (Deficit) Equity	$277,407	$303,467

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenues, net of discounts	$159,237	$163,213
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(96,068)	(88,781)
Gross profit	63,169	74,432

Operating expenses
Selling, general and administrative expenses	78,326	128,087
Depreciation and amortization	25,143	29,095
Write-downs (recoveries) and other charges, net	410	(846)
Impairment loss	—	30,551
Total operating expenses	103,879	186,887

Loss from operations	(40,710)	(112,455)
Interest and other income	1,846	13,806
Interest expense	(15,745)	(18,658)
Accretion expense	(3,950)	(3,590)
Provision for debt obligation fee	—	(804)
Loss on debt extinguishment (Refer to Note 9)	(1,288)	(316,577)
Losses from changes in fair value of financial instruments	(74)	(422)
Loss before income taxes	(59,921)	(438,700)

Income tax expense	16,700	10,691
Net loss	$(76,621)	$(449,391)

Net loss per share - basic and diluted	$(0.01)	$(0.13)
Weighted average number of common shares outstanding - basic and diluted	6,437,450	3,371,545

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands of U.S. dollars or shares)

	Year Ended December 31, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance – January 1, 2023	6,403,289	$1,262,012	$(1,251,023)	$10,989
Share-based compensation	141,604	4,535	—	4,535
Share settlement for taxes paid related to restricted stock units	(34,366)	(569)	—	(569)
Net loss	—	—	(76,621)	(76,621)
Balance – December 31, 2023	6,510,527	$1,265,978	$(1,327,644)	$(61,666)

	Year Ended December 31, 2022
	Number of Common Shares ('000)	Shares to be Issued	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance – January 1, 2022 - (Revised)	171,718	$1,531	$776,462	$(801,632)	$(23,639)
Share-based compensation	219,596	—	30,431	—	30,431
Share issuance - Recapitalization Transaction	6,072,580	—	455,443	—	455,443
Share issuance - MPX purchase option	408	(1,500)	1,500	—	—
Share settlement for taxes paid related to restricted stock units	(61,013)	—	(1,824)	—	(1,824)
Cancellation of shares to be issued	—	(31)	—	—	(31)
Net loss	—	—	—	(449,391)	(449,391)
Balance – December 31, 2022	6,403,289	$—	$1,262,012	$(1,251,023)	$10,989

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(76,621)	$(449,391)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Interest income	(4)	(86)
Interest expense	15,745	18,658
Accretion expense	3,950	3,590
Provision for debt obligation fee	—	804
Impairment loss	—	30,551
Depreciation and amortization	27,170	31,390
Write-downs, (recoveries) and other charges, net	410	(846)
Inventory reserve	814	—
Share-based compensation	4,535	30,431
Losses from changes in fair value of financial instruments	74	422
Cancellation of shares to be issued	—	(31)
Gain from nonmonetary consideration from acquisition (Refer to Note 4)	—	(10,460)
Loss on debt extinguishment (Refer to Note 9)	1,288	316,577
Loss on equity method investments	183	—
Deferred income taxes	(3,431)	(7,782)
Change in operating assets and liabilities (Refer to Note 17)	28,904	16,677
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,017	$(19,496)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,572)	(6,939)
Acquisition of other intangible assets	(2,504)	(113)
Proceeds from sale of property, plant and equipment	2,514	2,399
Issuance of related party promissory note	—	(91)
Cash impact of deconsolidation of subsidiaries	(68)	—
Purchase of subsidiaries, net of cash acquired	—	4
NET CASH USED IN INVESTING ACTIVITIES	$(3,630)	$(4,740)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(49)	(362)
Proceeds from issuance of debt	—	24,250
Taxes paid related to net share settlement of restricted stock units	(569)	(1,824)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	$(618)	$22,064
CASH AND RESTRICTED CASH
NET DECREASE IN CASH AND RESTRICTED CASH DURING THE YEAR	(1,231)	(2,172)
CASH AND RESTRICTED CASH, BEGINNING OF YEAR (Refer to Note 2(f))	14,406	16,578
CASH AND RESTRICTED CASH, END OF YEAR (Refer to Note 2(f))	$13,175	$14,406

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 1 – Organization and Description of Business

iAnthus Capital Holdings, Inc. (“ICH”, or “iAnthus”), together with its consolidated subsidiaries (the “Company”) was incorporated under the laws of British Columbia, Canada, on November 15, 2013. The Company is a vertically-integrated multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities. Through the Company’s subsidiaries, licenses, interests and contractual arrangements, the Company has the capacity to operate dispensaries and cultivation/processing facilities, and manufacture and distribute cannabis across the states in which the Company operates in the U.S.

The Company’s registered office is located at 1055 West Georgia Street, Suite 1500, Vancouver, British Columbia, V6E 4N7, Canada. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “IAN” and on the OTCQB Tier of the OTC Markets Group, Inc. under the symbol “ITHUF”.

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

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements (the “financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements are presented in U.S. dollars.

The Company is an “emerging growth company”, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as modified by the Jumpstart Our Business Start-ups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to non-public companies. The Company has elected to take advantage of this extended transition period and as a result, the Company may not adopt new or revised accounting standards on effective dates as they are applicable to public companies.

(b) Consummation of Recapitalization Transaction

On June 24, 2022 (the “Closing Date”), the Company completed its previously announced recapitalization transaction (the “Recapitalization Transaction”) pursuant to the terms of that certain Restructuring Support Agreement (as amended, the “Restructuring Support Agreement”) dated July 10, 2020, as amended on June 15, 2021, by and among the Company, all of the holders (the “Secured Lenders”) of the 13.0% senior secured convertible debentures (the “Secured Notes”) issued by iAnthus Capital Management, LLC (“ICM”), a wholly-owned subsidiary of the Company, and a majority of the holders (the “Consenting Unsecured Lenders”) of the Company’s 8.0% unsecured convertible debentures (the “Unsecured Debentures”). Closing of the Recapitalization Transaction through an amended and restated plan of arrangement (the “Plan of Arrangement”) was subject to certain conditions, including: approval of the Secured Lenders, Unsecured Lenders and existing holders of our common shares, warrants, and options; approval of the Plan of Arrangement by the Supreme Court of British Columbia (the “Court”); and the receipt of all necessary state regulatory approvals in which we operate that require approval and approval by the CSE (collectively, the “Requisite Approvals”). All Requite Approvals required to close the Recapitalization Transaction were satisfied, conditioned, or waived by us, the Secured Lenders and the Consenting Unsecured Lenders on the Closing Date. The Recapitalization Transaction closed pursuant to the terms of the amended and restated plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) approved by the Supreme Court of British Columbia (the “Court”). Pursuant to the terms of the Restructuring Support Agreement, Gotham Green Admin 1, LLC as collateral agent (the “Collateral Agent”), the Secured Lenders and the Consenting Unsecured Lenders agreed to forbear from further exercising any rights or remedies in connection with any events of default that existed or may have existed in the future arising under any of the purchase agreements with respect to the Secured Notes and all other agreements delivered in connection therewith, the purchase agreements with respect to the Unsecured Debentures and all other agreements delivered in connection therewith and any other agreement to which the Collateral Agent, Secured Lenders, or Consenting Unsecured Lenders are a party to (collectively, the “Defaults”). As of the Closing Date, the Collateral Agent, Secured Lenders and Consenting Unsecured Lenders irrevocably waived all Defaults.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

Pursuant to the Secured DPA, so long as Gotham Green Partners, LLC or any of its Affiliates (as defined in the Secured DPA) hold at least 50.0% of the outstanding principal amount of June Secured Debentures, the Collateral Agent will have the right to appoint two non-voting observers to the Company’s Board of Directors (“the Board”), each of which shall receive up to a maximum amount of $25 in any 12-month period for reasonable out-of-pocket expenses.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

(c) Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the year ended December 31, 2023, the Company reported a net loss of $76.6 million, operating cash inflow of $3.0 million and an accumulated deficit of $1,327.6 million as of December 31, 2023.

The closing of the Recapitalization Transaction resulted in lower interest rates on the June Secured Debentures, June Unsecured Debentures and the $11.0 million senior secured bridge notes issued by iAnthus New Jersey, LLC (“INJ”) on February 2, 2021 (“Senior Secured Bridge Notes”) and allows interest to be paid-in-kind. The Company expects to continue to generate positive cash flows from operations in 2024. Notwithstanding the foregoing, the Company’s substantial losses and working capital deficiency cast substantial doubt on the Company’s ability to continue as a going concern for a period of no less than 12 months from the date of these consolidated financial statements. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(d) Basis of Consolidation

The consolidated financial statements include the accounts of the Company together with its consolidated subsidiaries except for subsidiaries which the Company has identified as variable interest entities where the Company is not the primary beneficiary.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The accounts of subsidiaries are prepared for the same reporting period as the parent company using consistent accounting policies. Intercompany accounts and transactions, including all unrealized intercompany gains or losses on transactions have been eliminated. The Company’s subsidiaries and its interests in each are presented below as of December 31, 2023:

Name of Entity	Place of Incorporation	Interest
MPX Bioceutical ULC ("MPX ULC") (1)	Canada	100%
MPX Luxembourg SARL (1)	Luxembourg	100%
ABACA, Inc. (1)	Arizona, USA	100%
Ambary, LLC (1)	Arizona, USA	100%
Health For Life, Inc. (1)	Arizona, USA	100%
iAnthus Arizona, LLC (“iA AZ”)	Arizona, USA	100%
S8 Management, LLC (1)	Arizona, USA	100%
S8 Rental Services, LLC (1)	Arizona, USA	100%
Soothing Options, Inc. (1)	Arizona, USA	100%
The Healing Center Wellness Center, Inc. (“THCWC”) (1)	Arizona, USA	100%
Bergamot Properties, LLC	Colorado, USA	100%
Scarlet Globemallow, LLC	Colorado, USA	100%
iAnthus Capital Management, LLC (“ICM”)	Delaware, USA	100%
GHHIA Management, Inc. (“GHHIA”)	Florida, USA	100%
GrowHealthy Properties, LLC (“GHP”)	Florida, USA	100%
iAnthus Holdings Florida, LLC (“IHF”)	Florida, USA	100%
McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”)	Florida, USA	100%
iA IT, LLC	Illinois, USA	100%
Budding Rose, Inc. (1)	Maryland, USA	100%
GreenMart of Maryland, LLC (1)	Maryland, USA	100%
LMS Wellness, Benefit, LLC (1)	Maryland, USA	100%
Rosebud Organics, Inc. (1)	Maryland, USA	100%
Fall River Development Company, LLC (1)	Massachusetts, USA	100%
IMT, LLC (1)	Massachusetts, USA	100%
Mayflower Medicinals, Inc. (2)	Massachusetts, USA	100%
Pilgrim Rock Management, LLC	Massachusetts, USA	100%
CGX Life Sciences, Inc. ("CGX") (1)	Nevada, USA	100%
GreenMart of Nevada NLV, LLC (GMNV) (1)	Nevada, USA	100%
iAnthus Northern Nevada, LLC	Nevada, USA	100%
GTL Holdings, LLC	New Jersey, USA	100%
iA CBD, LLC (“iA CBD”)	New Jersey, USA	100%
iAnthus New Jersey, LLC	New Jersey, USA	100%
MPX New Jersey, LLC (1)	New Jersey, USA	100%
Citiva Medical, LLC (“Citiva”)	New York, USA	100%
iAnthus Empire Holdings, LLC	New York, USA	100%
Pakalolo, LLC	Vermont, USA	100%

(1)
Entities acquired as a part of the MPX Bioceutical Corporation (“MPX”) acquisition on February 5, 2019 (the “MPX Acquisition”).
(2)
Effective as of June 30, 2023, our two wholly-owned subsidiaries, Mayflower and Cannatech Medicinals, Inc. merged.

As a result of the Company's sale of the Vermont business, FWR, Inc. and Grassroots Vermont Management Services, LLC were deconsolidated on March 8, 2023.

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

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

Restricted cash balances are those which meet the definition of cash but are not available for use by the Company. As of December 31, 2023, the Company held less than $0.1 million as restricted cash (December 31, 2022—less than $0.1 million).

The following table summarizes a reconciliation of cash and restricted cash reported within the consolidated balance sheets to such amounts presented in the statements of cash flows:

	As of December 31,
	2023	2022
Cash	$13,104	$14,336
Restricted cash	71	70
Total cash and restricted cash presented in the statements of cash flows	$13,175	$14,406

(g) Accounts Receivable

Allowances for doubtful accounts receivable are based on the Company’s assessment of the collectability of specific customer balances, which is based upon a review of the customer’s creditworthiness and past collection history. For trade accounts receivable deemed as uncollectible, and arose from the sale of goods or services, the Company will write off the specific balance against the allowance for expected credit losses when it is known that a provided amount will not be collected.

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

Net realizable value is determined as the estimated selling price less a reasonable estimate of the costs of completion, disposal, and transportation. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventories are written down to net realizable value. Factors considered in determining obsolescence include, but are not limited to, slow-moving inventory or products that can no longer be marketed. As such, any identified slow moving and/or obsolete inventory is written down to its net realizable value through costs and expenses applicable to revenues on the consolidated statements of operations.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

(j) Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost net of accumulated depreciation, write-downs and impairment losses. Depreciation is calculated on a straight-line basis over the estimated useful life as follows:

Buildings	—	20 - 25 years

Leasehold improvements	—	over the shorter of the initial term of the underlying lease plus any reasonably assured renewal terms, and the useful life of the asset

Production equipment	—	5 years

Processing equipment	—	5 years

Sales equipment	—	3 - 5 years

Office equipment	—	3 - 5 years

Land	—	not depreciated

Construction in progress	—	not depreciated

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

A liability for the fair value of an asset retirement obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs are recognized in the period in which the liability and costs are incurred if a reasonable estimate of fair value can be made using a discounted cash flow model. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the asset’s useful life. The liability is accreted over the period of expected cash outflows. The Company does not have any asset retirement obligations as of December 31, 2023 and 2022.

As a result of declining performance of GMNV during the year ended December 31, 2022, an impairment test was performed for GMNV’s long-lived assets as of December 31, 2022. The Company calculated the fair value of the asset group using the income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth and operating margins. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. The Company concluded that the carrying amount of the long-lived assets exceeded the fair value and recorded an impairment loss of $29.9

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

million for the year ended December 31, 2022, of which $2.7 million has been allocated to property, plant and equipment. There was no impairment related to GMNV for the year ended December 31, 2023.

On November 1, 2022, the Company entered into a non-binding term sheet to sell its Vermont business. Subsequently, on February 6, 2023, the Company through its wholly-owned subsidiary, ICM, entered into a Membership Interest Purchase Agreement (the “MIPA”), pursuant to which the Company agreed to sell its Vermont business for proceeds of less than the carrying amount of the asset group. As of December 31, 2022, the Company concluded that the asset group met the criteria for assets held for sale. In accordance with ASC Subtopic 360-10, the Company performed an impairment assessment prior to reclassifying the asset group as held for sale. During the year ended December 31, 2022, the Company recorded an impairment loss of $0.7 million, of which less than $0.1 million was allocated to property, plant and equipment for the year ended December 31, 2022.

The Company recorded an impairment loss of $Nil and $30.6 million during the years ended December 31, 2023 and 2022, of which $Nil and $2.7 million was allocated to property, plant and equipment.

(k) Leases

The Company leases some items of property, plant and equipment, office, cultivation, processing and dispensary space. On the lease commencement date, a lease is classified as a finance lease or an operating lease based on the classification criteria of the lease guidance under U.S. GAAP. As of January 1, 2019, the Company adopted Financial Accounting Standard Board (“FASB”) ASC Topic 842 Leases (“ASC 842”) and applied the lease classification criteria contained therein for any new leases. Upon adoption of ASC 842, the Company recorded right-of-use (“ROU”) assets for all of its leased assets classified as operating leases. The ROU assets were computed as the present value of future minimum lease payments, including additional payments resulting from a change in an index such as a consumer price index or an interest rate, plus any prepaid lease payments minus any lease incentives received.

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

As a result of declining performance of GMNV during the year ended December 31, 2022, an impairment test was performed for GMNV’s long-lived assets as of December 31, 2022 (Refer to Note 2(j)). The Company concluded that the carrying amount of the long-lived assets exceeded the fair value and recorded an impairment loss of $29.9 million for the year ended December 31, 2022, of which $3.0 million was allocated to its ROU assets. There was no impairment related to GMNV for the year ended December 31, 2023.

On November 1, 2022, the Company entered into a non-binding term sheet to sell its Vermont business. Subsequently, on February 6, 2023, the Company through its wholly-owned subsidiary, ICM, entered into the MIPA, pursuant to which the Company agreed to complete the sale of its Vermont business. As of December 31, 2022, the Company concluded that the asset group met the criteria for assets held for sale. In accordance with ASC Subtopic 360-10, the Company performed an impairment assessment prior to reclassifying the asset group as held for sale. During the year ended December 31, 2022, the Company recorded an impairment loss of $0.7 million, of which less than $0.1 million was allocated to ROU assets.

The Company recorded an impairment loss of $Nil and $30.6 million during the years ended December 31, 2023 and 2022, of which $Nil and $3.0 million was allocated to the ROU assets.

(l) Intangible Assets

Intangible assets with a finite life are recorded at cost and are amortized on a straight-line basis over their estimated useful lives. Intangible assets with an indefinite life are not amortized and are assessed annually for impairment, or more frequently if indicators of impairment arise. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

As a result of declining performance of GMNV during the year ended December 31, 2022, an impairment test was performed for GMNV’s long-lived assets as of December 31, 2022. The Company calculated the fair value of the asset group using the income approach, which estimates the present value of future cash flows based on management’s forecast of revenue growth and operating margins. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset or asset group, an impairment loss is recognized in the consolidated statements of operations. Measurement of the impairment loss is based on the excess of the carrying amount of the asset or asset group over the fair value calculated using discounted expected future cash flows. The Company concluded that the carrying amount of the long-lived assets exceeded the fair value and recorded an impairment loss of $29.9 million for the year ended December 31, 2022, of which $24.1 million has been allocated to intangible assets. There was no impairment related to GMNV for the year ended December 31, 2023.

On November 1, 2022, the Company entered into a non-binding term sheet to sell its Vermont business. Subsequently, on February 6, 2023, the Company through its wholly-owned subsidiary, ICM, entered into the MIPA, pursuant to which the Company agreed to complete the sale of its Vermont business. As of December 31, 2022, the Company concluded that the asset group met the criteria for assets held for sale. In accordance with ASC Subtopic 360-10, the Company performed an impairment assessment prior to reclassifying the asset group as held for sale. During the year ended December 31, 2023, the Company recorded no impairment loss (December 31, 2022—$0.7 million), of which $Nil was allocated to intangible assets for the year ended December 31, 2023 (December 31, 2022—$0.6 million).

The Company recorded an impairment loss of $Nil and $30.6 million during the years ended December 31, 2023 and 2022, of which $Nil and $24.8 million was allocated to intangible assets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

(m) Assets Held For Sale

The Company classifies assets held for sale in accordance with ASC Topic 360. When the Company makes the decision to sell an asset, the Company assesses if such asset should be classified as an asset held for sale. To classify as an asset held for sale, the asset or disposal group must meet all of the following conditions: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, subject to certain customary terms, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, iv) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale, within one year, subject to certain exceptions, v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current value, and vi) actions required to complete the plan indicate that it is unlikely that the plan will be significantly changed or withdrawn. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell (“FVLCTS”). FVLCTS is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. Once classified as held for sale, any depreciation and amortization on an asset cease to be recorded. There were no assets held for sale as of December 31, 2023 (December 31, 2022—$0.2 million).

(n) Derivative Liabilities and Long-term Debt

The Company’s debt instruments contain a host liability, freestanding warrants and in some instances, an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation and/or freestanding warrants qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to its own stock; and (ii) classified in shareholders’ equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features and/or freestanding warrants that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value and remeasured at fair value each reporting period with changes in fair value recognized in the consolidated statements of operations. Any embedded conversion feature and/or freestanding warrants that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods. There were no derivatives liabilities on the consolidated balance sheets as of December 31, 2023 and December 31, 2022.

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

(o) Income Taxes

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in a Company’s consolidated financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognized the benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company does not expect any significant changes in the unrecognized tax benefits within 12 months of the reporting date that would materially impact its consolidated financial statements.

(p) Revenue Recognition

The Company recognizes revenue under the provision of ASC 606—Revenue from Contracts with Customers. The Company generates revenue primarily from the sale of cannabis, cannabis related products and provision of services. The Company uses the following five-step contract-based analysis of transactions to determine if, when and how much revenue can be recognized:

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

Revenue is recognized net of sales incentives and returns, after discounts. The Company offers loyalty reward programs to its retail customers across several of its dispensaries. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2023 and 2022, the loyalty liability totaled $1.1 million and $0.1 million, respectively, and is included in accrued and other current liabilities on the consolidated balance sheets.

(q) Costs and Expenses Applicable to Revenues

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

(r) Foreign Currency Translation

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

(s) Share-based Compensation

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

The Company recognizes compensation expense for RSUs and options on a straight-line basis over the requisite service period for awards that vest solely based on a service condition. Compensation expense for awards that vest based on both service and performance conditions are recognized over the requisite service period of the award using the graded vesting method. Non-market vesting conditions are included in the assumptions about the number of options that are expected to become exercisable. Any cumulative adjustment prior to vesting is recognized in the current period. No adjustment is made to any expense recognized in prior periods if share options ultimately exercised are different to that estimated on vesting.

(t) Contingent Liabilities

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

(u) Business Combinations

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

(v) Revision of Prior Period Financial Statements

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

(w) Coronavirus Pandemic

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

Note 3 – New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) -Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022.The Company adopted the new standard in the first quarter of 2023. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Recently Issued FASB Accounting Standard Updates

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280). All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740). For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. The amendments address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This amendment also looks to improve the effectiveness of income tax disclosures. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

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

The Company has determined that this acquisition is an asset acquisition under ASC 805 Business Combinations whereby the total consideration is allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing date. The Company determined the fair value of the net identifiable assets received from the asset acquisition was a more reliable measurement of the assets exchanged as part of this asset acquisition. The Company concluded that the consideration included a nonmonetary component of $14.5 million as noncash consideration exchanged for the net identifiable assets received from MPX NJ. The related tax impact of $4.1 million was netted against this gain. As a result, the Company recorded a $10.4 million gain within other income on the consolidated statements of operations for the year ended December 31, 2022. There was no impact during the year ended December 31, 2023.

Operating results have been included in consolidated financial statements from the date of the acquisition. Supplemental pro forma financial information has not been presented as the impact was not material to the Company’s consolidated financial statements. The Company recorded acquisition costs of $0.3 million within selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2022. There was no impact during the year ended December 31, 2023.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

The components of lease expense are as follows:

		Year Ended December 31,
		2023	2022
Operating lease costs(1)	Selling, general and administrative expenses	$7,084	$8,474
	Costs and expenses applicable to revenues	1,780	—
Total lease cost		$8,864	$8,474

(1)
Includes short-term leases and variable lease costs for the years ended December 31, 2023 and 2022.

Operating cash flows from operating leases was $7.8 million for the year ended December 31, 2023.

Supplemental balance sheet information related to leases is as follows:

		As of December 31,
Balance Sheet Information	Classification	2023	2022
Operating right-of-use assets, net	Operating leases	$27,377	$28,399
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,716	$7,789
Long-term portion of operating lease liabilities	Operating leases	28,009	28,836
Total		$35,725	$36,625

Maturities of lease liabilities for operating leases as of December 31, 2023, were as follows:

Operating Leases
2024	$7,716
2025	7,887
2026	7,998
2027	7,419
2028	7,373
Thereafter	50,118
Total lease payments	$88,511
Less: interest expense	(52,786)
Present value of lease liabilities	$35,725
Weighted-average remaining lease term (years)	10.7
Weighted-average discount rate	19%

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. For the year ended December 31, 2023, the Company recorded sublease income of $0.9 million (December 31, 2022—$1.0 million), which is included in the other income line on the consolidated statements of operations.

For the year ended December 31, 2023, the Company recorded impairment loss of $Nil (December 31, 2022—$3.0 million), which was allocated to the ROU assets related to the Company's declining performance in Nevada and Vermont.

Note 6 – Inventories, net

Inventories is comprised of the following items:

	As of December 31,
	2023	2022
Supplies	$5,331	$7,018
Raw materials	7,110	8,903
Work in process	6,351	5,807
Finished goods	6,614	8,702
Inventory reserve	(24)	(630)
Total	$25,382	$29,800

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the year ended December 31, 2023, the Company recorded $0.9 million (December 31, 2022 – $0.4 million), related to spoiled inventory in costs and expenses applicable to revenues on the consolidated statements of operations.

Note 7 – Property, Plant and Equipment

	As of December 31, 2023
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$74,922	$10,305	$64,617
Leasehold improvements	47,693	28,959	18,734
Production equipment	3,504	2,244	1,260
Processing equipment	4,470	3,219	1,251
Sales equipment	1,275	1,054	221
Office equipment	7,079	5,775	1,304
Land	2,894	—	2,894
Construction in progress	3,722	—	3,722
Total	$145,559	$51,556	$94,003

	As of December 31, 2022
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$75,359	$7,791	$67,568
Leasehold improvements	45,852	23,410	22,442
Production equipment	3,139	1,620	1,519
Processing equipment	4,027	2,780	1,247
Sales equipment	1,305	785	520
Office equipment	6,685	4,644	2,041
Land	3,644	—	3,644
Construction in progress	4,339	—	4,339
Total	$144,350	$41,030	$103,320

For the year ended December 31, 2023, the Company recorded depreciation expense of $11.2 million (December 31, 2022— $12.7 million). During the year ended December 31, 2023, the Company disposed $1.7 million of property, plant and equipment, net (December 31, 2022—$1.0 million), with total consideration of approximately $1.9 million, resulting in a gain of $0.2 million

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

(December 31, 2022—gain of $0.7 million). The majority of the assets disposed included land, building and equipment for the dispensary and grow facility in Denver.

Note 8 – Intangible Assets

	As of December 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Licenses	$139,920	$44,777	$95,143
Trademarks	29,100	20,497	8,603
Other	3,430	1,804	1,626
	$172,450	$67,078	$105,372

	As of December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Licenses	$138,174	$35,867	$102,307
Trademarks	29,100	16,340	12,760
Other	3,460	1,480	1,980
	$170,734	$53,687	$117,047

During the year ended December 31, 2023, the Company recorded $2.5 million in intangible asset additions (December 31, 2022—$19.2 million), which is primarily attributable to the Company's adult use licenses in Maryland and New Jersey. The remainder of the intangible asset additions relates to internal-use software. The weighted average remaining amortization period for these additions is 14 years as of December 31, 2023.

Amortization expense for the years ended December 31, 2023 and 2022 was $13.9 million and $16.4 million, respectively.

The estimated amortization expense for each of the years ended December 31, as follows:

2024	$13,989
2025	13,989
2026	10,121
2027	9,397
2028	9,397
Thereafter	48,479

Note 9 - Long-Term Debt

As discussed in Note 2(b), during June 2022, the Company consummated the Recapitalization Agreement with the Secured Lenders and the Unsecured Lenders on the Closing Date, at which time the Company issued the Shares as well as the June Secured Debentures and June Unsecured Debentures in the aggregate principal amount of $119.7 million in exchange for the full satisfaction of the Secured Notes, Unsecured Debentures and the accrued interest and accrued fee obligations in the aggregate amount of $238.2 million. Upon the consummation of the Recapitalization Transaction and as of the Closing Date, all existing Defaults under the Secured Notes and Unsecured Debentures were cured. As a result of the consummation of the Recapitalization Agreement, as of the Closing Date, the Secured Lenders and the Unsecured Lenders owned, in the aggregate, 97.25% of the Company’s common shares.

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

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

The following table summarizes long term debt outstanding as of December 31, 2023 and 2022:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2023	$13,852	$90,273	$26,067	$16,175	$945	$147,312
Fair value of financial liabilities issued	13,786	—	—	—	—	13,786
Paid-in-kind interest	1,689	8,695	2,180	1,743	—	14,307
Accretion of balance	124	2,888	—	938	—	3,950
Debt extinguishment	(13,886)	—	—	—	—	(13,886)
Deconsolidation	—	—	—	—	(144)	(144)
Repayment	—	—	—	—	(49)	(49)
As of December 31, 2023	$15,565	$101,856	$28,247	$18,856	$752	$165,276

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

	Secured Notes(1)	March 2019 Debentures	May 2019 Debentures	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2022	$134,902	$33,138	$24,033	$—	$—	$—	$1,307	$193,380
Fair value of financial liabilities issued	—	—	—	84,548	25,000	14,854	—	124,402
Paid-in-kind interest	2,066	—	—	4,258	1,067	854	—	8,245
Accretion of balance	559	730	367	1,467		467	—	3,590
Debt extinguishment	(123,675)	(33,868)	(24,400)	—	—	—	—	(181,943)
Repayment	—	—	—	—	—	—	(362)	(362)
As of December 31, 2022	$13,852	$—	$—	$90,273	$26,067	$16,175	$945	$147,312

(1)
This amount includes the Company’s obligation to pay an exit fee of $10.0 million that accrued interest at a rate of 13% per annum (the “Exit Fee”) under the Secured Notes.

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

On the Closing Date, the Company fully amortized the debt discount costs related to the old debt that were extinguished. As of December 31, 2023, the total and unamortized debt discount costs related to new debt were $20.4 million and $14.6 million, respectively (December 31, 2022—$20.3 million and $18.4 million, respectively). As of December 31, 2023, the total and unamortized debt issuance costs related to debts were $0.7 million and $Nil, respectively (December 31, 2022—$0.7 million and less than $0.1 million, respectively).

As of December 31, 2023, the total interest accrued on both current and long-term debt was $Nil (December 31, 2022—$Nil). As of the Closing Date, the total accrued interest of $56.3 million was extinguished and settled in full as part of the Recapitalization Transaction.

(a) Secured Notes

Tranche One

On May 14, 2018, the Company issued $40.0 million secured notes (the “Tranche One Secured Notes”) with a maturity date of May 14, 2021. The principal amount of such notes along with accrued interest at the default rate of 16.0% per annum were extinguished on June 24, 2022 in connection with the closing of the Recapitalization Transaction.

The debt host contract was accounted for using the guidance applicable to non-convertible debt under ASC 470 and was assigned relative fair value of $26.2 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $2.3 million. For the year ended December 31, 2023, interest expense and accretion expense of $Nil and $Nil, respectively, were recorded on the consolidated statements of operations (December 31, 2022—$3.2 million and $Nil, respectively).

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

For the year ended December 31, 2023, interest expense of $Nil (December 31, 2022 – $0.8 million), was recorded in relation to the Exit Fee on the consolidated statements of operations. As of June 24, 2022, the aggregate Exit Fee obligation of $16.2 million was satisfied in connection with the closing of the Recapitalization Transaction, which was comprised of an aggregate of $10.3 million in principal amount and $5.9 million in accrued interest.

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

The debt host contract was accounted for using the guidance applicable to non-convertible debt under ASC 470 and was assigned relative fair value of $17.3 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $0.3 million. For the year ended December 31, 2023, interest expense and accretion expense of $Nil and $Nil, respectively, were recorded on the consolidated statements of operations (December 31, 2022—$1.6 million and $Nil, respectively).

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

The debt host contract was accounted for using the guidance applicable to non-convertible debt under ASC 470 and was assigned a relative fair value of $30.9 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $0.6 million. For the year ended December 31, 2023, interest expense and accretion expense of $Nil and $Nil, respectively, were recorded on the consolidated statements of operations (December 31, 2022—$2.8 million and $Nil, respectively).

All terms, restrictions and financial covenants applicable to the Tranche One Secured Notes and Tranche Two Secured Notes were also applicable to Tranche Three Secured Notes. As of June 24, 2022, this debt, related accrued interest and fees were fully satisfied pursuant to the terms of the Restructuring Support Agreement and no default existed with respect to the Tranche Three Secured Notes.

Tranche Four

On July 13, 2020, as part of the Recapitalization Transaction, the Company issued an additional $14.7 million of secured notes (the “Tranche Four Secured Notes”). The Tranche Four Secured Note accrued interest at 8.0% per annum and had an original maturity date of July 13, 2025. On June 24, 2022, the terms of the Tranche Four Secured Notes were materially modified pursuant to the Restructuring Support Agreement and as such, were considered to be extinguished in connection with the closing of the Recapitalization Transaction.

The debt host, classified as a liability using the guidance of ASC 470, was recognized in the amount of $12.5 million, net of issuance costs. The debt instrument was recorded on the consolidated balance sheets, net of issuance costs of $2.2 million. Interest was to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter, and such amount thereafter became part of the principal amount and accrued interest.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the year ended December 31, 2023, interest expense of $Nil (December 31, 2022 – $0.7 million) and accretion expense of $Nil (December 31, 2022—$0.2 million) were recorded on the consolidated statements of operations.

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

On February 2, 2023, the Company and INJ entered into an amendment (the “Amendment”) to the Senior Secured Bridge Notes with all of the holders of the Senior Secured Bridge Notes. Pursuant to the Amendment, the maturity date of the Senior Secured Bridge Notes was extended until February 2, 2024, the interest on the principal amount outstanding was increased to a rate of 12.0% per annum, and an amendment fee equal to 10.0% of the principal amount outstanding of the Senior Secured Bridge Notes as of February 2, 2023 or $1.4 million in the aggregate, was added to such notes such that it will become due and payable on the extended maturity date. In accordance with debt extinguishment accounting guidance outlined in ASC 470, the terms of the Senior Secured Bridge Notes were materially modified pursuant to the Amendment and as such, the Company recorded a loss on debt extinguishment of $1.3 million, on the consolidated statements of operations for the year ended December 31, 2023.

On February 16, 2024, the Company and INJ entered into another amendment (the “2024 NJ Amendment”) to the Senior Secured Bridge Notes originally. On February 2, 2024, in order to facilitate the 2024 NJ Amendment, the parties agreed to a short-term extension of the maturity date from February 2, 2024, to February 16, 2024. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remains at 12% per annum, but interest accruing after February 16, 2024 will be payable in quarterly cash payments. In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of the Company's common shares at a price per share equal to the volume-weighted average trading price of the Company's common shares on the Canadian Securities Exchange for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, the Company and INJ agreed to utilize twenty-five (25%) of Non-Operational Cash Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, “Non-Operational Cash Receipts” means cash the Company received which is not derived from the sale of cannabis products in the ordinary course of business of the Company, whether through retail, wholesale or otherwise.

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

For the year ended December 31, 2023, interest expense of $1.7 million (December 31, 2022—$1.4 million), and accretion expense of $0.1 million (December 31, 2022—$0.4 million), were recorded on the consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of December 31, 2023.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

The debt host contract was accounted for using the guidance applicable to non-convertible debt under ASC 470 and was assigned relative fair value of $30.3 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $1.2 million. For the year ended December 31, 2023, interest expense and accretion expense of $Nil and $Nil, respectively, were recorded on the consolidated statements of operations (December 31, 2022—$1.4 million and $0.7 million, respectively).

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

The debt host contract was accounted for using the guidance applicable to non-convertible debt under ASC 470 and was assigned relative fair value of $22.3 million at issuance. It was recorded on the consolidated balance sheets, net of issuance costs of $0.4 million. For the year ended December 31, 2023, interest expense and accretion expense of $Nil and $Nil, respectively, were recorded on the consolidated statements of operations (December 31, 2022—$1.0 million and $0.4 million, respectively).

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

For the year ended December 31, 2023, interest expense and accretion expense of $8.7 million and $2.9 million, respectively, were recorded on the consolidated statements of operations (December 31, 2022—$4.3 million and $1.5 million, respectively).

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of December 31, 2023. The June Secured Debentures are classified as long-term liabilities on the consolidated balance sheets.

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

For the year ended December 31, 2023, interest expense and accretion expense of $1.7 million and $0.9 million, respectively, were recorded on the consolidated statements of operations (December 31, 2022—$0.8 million and $0.5 million, respectively).

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of December 31, 2023. The June Unsecured Debentures are classified as long-term liabilities on the consolidated balance sheets.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

For the year ended December 31, 2023, interest expense of $2.2 million, was recorded on the consolidated statements of operations (December 31, 2022 - $1.0 million).

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of December 31, 2023. The Additional Secured Debentures are classified as long-term liabilities on the consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the year ended December 31, 2023:

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
•
On October 10, 2023, the Company issued common shares totaling 69,352 for vested restricted stock units, out of which the Company withheld 18,669 shares to satisfy employees’ tax obligations with respect thereto of $0.3 million.

The following is a summary of the common share issuances for the year ended December 31, 2022.

•
On June 24, 2022, an aggregate of 6,072,580 common shares were issued to the Secured Lenders and Unsecured Lenders in connection with the closing of the Recapitalization Transaction.
•
On August 18, 2022, 408 common shares were issued to settle shares to be issued with regards to purchase options assumed by the Company on February 5, 2019 as part of MPX Acquisition.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

•
On October 3, 2022, the Company issued common shares totaling 219,323 for vested restricted stock units, out of which the Company withheld 61,013 shares to satisfy employees’ tax obligations of $1.8 million.
•
On December 23, 2022, the Company issued common shares totaling 273 for vested restricted stock units.

(b) Warrants

The following table summarizes certain information in respect of the Company’s warrants:

	December 31, 2023		December 31, 2022
	Units	Weighted Average Exercise Price (C$)	Units	Weighted Average Exercise Price (C$)
Warrants outstanding, beginning	—	$—	22,640	$3.56
Forfeited	—	—	(17,955)	2.52
Expired	—	—	(4,685)	7.53
Warrants outstanding, ending	—	$—	—	$—

As per the terms of the Restructuring Support Agreement, all outstanding warrants were forfeited as of the Closing Date of the Recapitalization Transaction, and warrants classified as derivative liabilities were revalued to $Nil as of December 31, 2022. As a result of the revaluation, the Company recognized a gain of less than $0.1 million for the year ended December 31, 2022 within losses from changes in fair value of financial instruments on the consolidated statements of operations.

(c) Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Common share options	7,877	7,877
Restricted stock units	325,643	173,230
Total	333,520	181,107

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

The related share-based compensation expense for the year ended December 31, 2023 was less than $0.1 million (December 31, 2022 - $2.1 million), and is presented in selling, general and administrative expenses on the consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes certain information in respect of option activity under the Company’s stock option plan:

.	Year Ended December 31, 2023			Year Ended December 31, 2022
	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life	Units	Weighted Average Exercise Price (1)	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	7.78	10,504	$3.65	—
Granted	—	—	—	7,877	0.05	—
Cancellations	—	—	—	(7,111)	3.55	—
Forfeitures	—	—	—	(3,152)	4.42	—
Expirations	—	—	—	(241)	0.91	—
Options outstanding, ending (2)	7,877	$0.05	6.78	7,877	$0.05	7.78

(1)
The Original Awards are denominated in Canadian dollars. Exercise prices have been converted to U.S. dollar equivalents using an exchange rate of CAD$1.3226 to $1.00 as of December 31, 2023.
(2)
As of December 31, 2023, 7,877 of the stock options outstanding were exercisable (December 31, 2022—6,564).

During the year ended December 31, 2022, 7,877 Replacement Stock Options were granted with an exercise price of $0.05 per common share. No stock options were granted during the year ended December 31, 2023.

No stock options were exercised during the years ended December 31, 2023 and 2022.

The aggregate intrinsic value of outstanding options as of December 31, 2023 and 2022, was $Nil and $Nil, respectively.

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following ranges of assumptions:

	December 31, 2023	December 31, 2022
Risk-free interest rate	—	3.8%
Expected dividend yield	—	0.0%
Expected volatility	—	128.6%
Expected life	—	4.3 years

The expected volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that options granted are expected to be outstanding. In accordance with Staff Accounting Bulletin (“SAB”) Topic 14, the Company uses the simplified method for estimating the expected term. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14. The risk-free rate was based on the United States bond yield rate at the time of grant of the award. Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

On October 20, 2023, the Board awarded 15,487 RSUs to Robert Galvin, a former officer of the Company, for compensation owed. The fair value of the RSUs was determined on the grant date and the award is expected to vest fully over three months.

On November 15, 2023, the Board awarded 42,604 RSUs to four Board members, and an officer. The RSUs shall vest over a period of one to three years. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

During the year ended December 31, 2023, the Company recognized $4.5 million of share-based compensation expense associated with the RSUs (December 31, 2022 - $28.3 million). Share-based compensation expense is presented in selling, general and administrative expenses on the consolidated statements of operations.

As of December 31, 2023, there was approximately $4.9 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 2.3 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Units	Weighted Average Grant Price (1)	Units	Weighted Average Grant Price (1)
Unvested balance, beginning	129,671	$0.07	—	$—
Granted	304,212	0.02	474,557	0.08
Vested	(108,021)	0.08	(263,155)	0.09
Forfeited	(10,194)	0.07	(81,731)	0.10
Unvested balance, ending	315,668	$0.02	129,671	$0.07

(1)
Weighted average grant price is presented in U.S. dollars for the year ended December 31, 2023.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 11 - Segment Information

Management, including the Company’s Chief Executive Officer, who is considered the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the FASB ASC Topic 280 Segment Reporting), assesses segment performance based on segment revenues and gross margins. Selling, general and administrative expenses, amortization of intangibles, write-downs and other charges, interest income, interest expense, accretion expense and tax (provision) recovery are not allocated to the segments.

The Company divides its reportable operating segments primarily by geographic region. The Company has two reportable operating segments: Eastern Region and Western Region. The Eastern Region includes the Company’s operations in Florida, Maryland, Massachusetts, New York, New Jersey, and Vermont. The Company consolidated results from its Vermont business until March 8, 2023 when it was sold and subsequently deconsolidated. The Western Region includes the Company’s operations in Arizona and Nevada as well as its assets and investments in Colorado. The two geographic regions are looked at separately by the CODM and Company’s management as the operations within those regions are in different stages of development. The operations comprising the Western Region are more established than those in the Eastern Region. Most of the Company’s financial and operational growth is being driven by the Eastern Region. Both the Eastern Region and the Western Region segments generate revenues from the sale of cannabis products through retail dispensaries as well as wholesale supply agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Year Ended December 31,
	2023	2022
Revenues, net of discounts
Eastern Region	$105,922	$96,478
Western Region	53,088	65,644
Other(1)	227	1,091
Total	$159,237	$163,213
Gross profit (loss)
Eastern Region	$43,839	$52,108
Western Region	19,609	21,910
Other	(279)	414
Total	$63,169	$74,432
Depreciation and amortization
Eastern Region	$17,306	$16,743
Western Region	7,339	11,820
Other	498	532
Total	$25,143	$29,095
Write-downs (recoveries) and other charges, net
Eastern Region	$42	$(620)
Western Region	(4)	—
Other	372	(226)
Total	$410	$(846)
Impairment loss
Eastern Region	$—	$695
Western Region	—	29,856
Other	—	—
Total	$—	$30,551
Net loss
Eastern Region	$(29,332)	$(4,981)
Western Region	(3,200)	(38,019)
Other	(44,089)	(406,391)
Total	$(76,621)	$(449,391)
Purchase of property, plant and equipment
Eastern Region	$3,373	$5,954
Western Region	192	982
Other	7	3
Total	$3,572	$6,939
Purchase of other intangible assets
Eastern Region	$2,489	$—
Western Region	—	—
Other	15	113
Total	$2,504	$113

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

	As of December 31,	As of December 31,
	2023	2022
Assets
Eastern Region	$215,743	$226,458
Western Region	51,148	60,896
Other	10,516	16,113
Total	$277,407	$303,467

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues. For the years ended December 31, 2023 and 2022, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.

Geographic Information

As of December 31, 2023 and 2022, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the years ended December 31, 2023 and 2022, the Company disaggregated its revenues as follows:

	Year Ended December 31,
	2023	2022
Revenues, net of discounts
iAnthus branded products	$87,545	$86,626
Third party branded products	61,108	66,959
Wholesale/bulk/other products	10,584	9,628
Total	$159,237	$163,213

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of December 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments - other (1)	$56	$—	$679	$735	$130	$—	$102	$232

(1)
Long-term investments – other are included in the investments balance on the consolidated balance sheets.

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the years ended December 31, 2023 and 2022.

The Company’s investment in 4 Front Venture Corp. as of December 31, 2023 and 2022, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data, or inputs are now available.

Level 1 investments are comprised of equity investments which are re-measured at fair value using quoted market prices.

The Level 3 investment is comprised of an investment in which the Company exercises significant influence and is therefore recorded under the equity method. The investment was initially recognized at cost and the Company recognizes its proportionate share of earnings and losses from the investment each reporting period.

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4 Front Venture Corp.	Island Thyme LLC

Balance as of December 31, 2021	$568	$—
Additions	—	102
Revaluations	(438)	—
Balance as of December 31, 2022	$130	$102
Additions	—	760
Revaluations	(74)	—
Loss on equity method investments	—	(183)
Balance as of December 31, 2023	$56	$679

The Company’s financial and non-financial assets such as prepayments, other assets including, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The following table summarizes the Company’s long-term debt instruments (Note 9) at their carrying value and fair value:

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$18,856	$17,301	$16,175	$14,787
June Secured Debentures	130,103	118,118	116,340	103,612
Secured Notes	15,565	15,414	13,852	13,694
Other	752	772	945	819
Total	$165,276	$151,605	$147,312	$132,912

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2023:

	2024	2025	2026	2027	2028
Operating leases	$7,716	$7,887	$7,998	$7,419	$7,373
Service and other contracts	3,105	756	—	—	—
Long-term debt	15,799	66	73	216,383	97
Total	$26,620	$8,709	$8,071	$223,802	$7,470

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

The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•
There was a claim by a former consultant against the Company, with respect to alleged consulting fees owed by MPX to the consultant, claiming the right to receive approximately $0.5 million and punitive damages. During the year ended December 31, 2021, the former consultant updated the claim to set forth the total damages claimed, which are $5.4 million, and provided supplemental disclosures which specify total damages sought, which are $167.0 million. On December 13, 2021, the Company and former consultant reached a full and final settlement of $1.5 million. As of December 31, 2023, $1.5 million was paid in full;
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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023; however, the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. As of the date hereof, the court still has not set a new trial date.

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the “Hi-Med Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the “Hi-Med Lawsuit”). Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for among other things, alleged breaches of provisions of the Unsecured Debenture and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the Hi-Med Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ reply were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss Hi-Med’s second Amended Complaint. Hi-Med’s opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants (“Moving Defendants”) indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. Defendants’ motions seeking clarification were filed on October 24, 2022 and are currently pending before the court. On December 12, 2023, the parties executed a settlement agreement (the "Hi-Med Settlement Agreement"), which fully settled all claims by and between the parties. The terms of the Hi-Med Settlement Agreement provides for, among other things, the issuance of 20,000 shares of the Company's common stock, no par value per share. In accordance with the terms of the Hi-Med Settlement Agreement, Hi-Med filed Notice of Voluntary Dismissal with the SDNY, dismissing the Hi-Med Amended Complaint with prejudice. Separately, on June 29, 2020, Hi-Med filed a claim in the Court, which mirrors the Hi-Med Complaint, but the Company was never served. It is the Company's position that the release in the Hi-Med Settlement Agreement released the claims underlying the Hi-Med claim filed in the Court. Refer to Note 9 for further discussion on the Unsecured Debentures.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others with the SDNY for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a second Amended Complaint was included as part of the Stipulation identified above. On October 28, 2021, the parties filed the Stipulation regarding the Lead Plaintiff’s Motion for Leave to File a second Amended Complaint. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October 12, 2022, the parties filed the Joint Stipulation and Proposed Scheduling Order, which the SDNY so ordered on October 19, 2022, ordering that that the Defendants’ answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Finch and Cedeno actions shall be coordinated with discovery in the Hi-Med action referenced above, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced above, to mediation, which took place on January 17, 2023. On January 31, 2023, the parties advised the SDNY that the Defendants and Lead Plaintiff reached a settlement in principle and anticipate filing a motion for preliminary approval of the settlement by March 9, 2023. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Class Action Lawsuit pending submission of the motion for preliminary approval. On March 7, 2023, the parties advised the SDNY that the parties required a short extension of the motion for preliminary approval of the settlement and such motion would be filed by March 21, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY. On December 20, 2023, the SDNY preliminarily approved the settlement, and scheduled the final approval hearing on April 10, 2024.

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company and the Company’s former Chief Financial Officer in the Ontario Superior Court of Justice (“OSCJ”) in Toronto, Ontario. On September 27, 2021, the OSCJ granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. The parties have reached a settlement in principle, and November 16, 2023, the OSCJ certified the class for settlement purposes only. On February 20, 2024, the OSCJ held the settlement approval hearing and on March 8, 2024, issued its decision rejecting the proposed settlement.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iA AZ”), claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. On April 25, 2023, the parties attended a mediation, which was unsuccessful. The parties are currently engaging in discovery.

On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, Defendants filed a Petition to Vacate Arbitration Award. CGX’s filed its response on January 30, 2023, and subsequently the Defendants filed a Request for Hearing on February 3, 2023. The Circuit Court for Baltimore County had a hearing on the Petition to Vacate Arbitration Award on February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. The S8 Arbitration is currently stayed.

On June 20, 2023, LMS filed a complaint in the United States District Court for the District of Maryland against the Company and three wholly-owned subsidiaries of the Company (the "iAnthus Defendants"), alleging conversion, RICO violations and unjust enrichment and seeking damages in excess of $4.5 million, plus treble damages (the "Federal Complaint"). The allegations in the Federal Complaint appear substantially similar to, and appear to arise from substantially the same operative facts as, those alleged by LMS in the CGX Arbitration, the S8 Arbitration, and in support of the Defendants' Petition to Vacate Arbitration Award. The iAnthus Defendants deny LMS’s allegations alleging unlawful conduct. The iAnthus Defendants filed a Motion to Dismiss (Or Stay the Proceedings) the Federal Complaint on September 11, 2023. On March 12, 2024, the Court granted the iAnthus Defendants' motion and administratively stayed the Federal Complaint pending the outcome of the CGX Arbitration and the S8 Arbitration.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

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

On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the requested (the “Variance Request”) change of ownership and control of McCrory’s resulting from the closing of the Recapitalization Transaction. On November 19, 2021, Weisser filed a petition (as amended, the “Florida Petition”) with the OMMU, challenging the OMMU’s approval of the Variance Request. On February 3, 2022, the Florida Division of Administrative Hearings (“DOAH”) issued a Recommended Order of Dismissal, recommending that the OMMU enter a final order dismissing the Florida Petition for lack of standing. On May 4, 2022, the OMMU issued a final agency order (the “Final Order”), which accepted the recommendation of the DOAH and dismissed the Florida Petition for lack of standing. Weisser appealed the Final Order with the District Court of Appeal in the First District of Florida (the "Court of Appeal") and filed his initial brief on November 9, 2022, which seeks a reversal of the Final Order. On February 3, 2023, the Company filed a Motion to Dismiss the appeal, which the Court of Appeal denied on June 16, 2023. On July 6, 2023, McCrory's filed its answer brief in response to Weisser's appeal brief.

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against the Company in the OSCJ pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and the Company. Specifically, Canaccord alleges that it is owed a cash fee equal to approximately $2.2 million(the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. The Company filed its Statement of Defense on May 17, 2023 in which, the Company disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. The Company also filed a counterclaim against Canaccord, seeking the repayment of $0.3 million payment mistakenly made by the Company towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the Alleged Fee. The hearing on Canaccord's Motion for Summary Judgment is scheduled for June 26, 2025.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 15 - Related Party Transactions

	As of December 31,
	2023	2022
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	15,566	—
Long-term debt, net of issuance costs (1)	144,321	142,295
Accrued and other current liabilities	8,302	7,620
Total	$168,189	$149,915

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 9 for further discussion.

Effective as of May 6, 2022 (the “May Resignation Date”), Randy Maslow, the Company’s then Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and its committees. In connection with the resignation, Mr. Maslow and the Company executed a separation agreement (the “May Separation Agreement”), pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow received total cash compensation in the amount of approximately $12.2 million (the “May Separation Payment”), of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, the Company will continue to pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and the Company did not elect to extend the term. During the year ended December 31, 2023, the Company paid $Nil to Mr. Maslow in relation to consulting services provided (December 31, 2022 - $0.1 million).

Effective as of November 14, 2022, Julius Kalcevich, the Company’s then Chief Financial Officer, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the “Execution Date”), Mr. Kalcevich and the Company executed a separation agreement (the “December Separation Agreement”), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date. As of December 31, 2023, the total balance owed to Mr. Kalcevich was $Nil (December 31, 2022 - $0.9 million).

Effective as of October 11, 2023 (the "October Resignation Date"), Robert Galvin, the Company's then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Galvin and the Company executed a separation agreement (the "October Separation Agreement"), pursuant to which, Mr. Galvin will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin will receive: (i) total cash compensation in the amount of approximately $0.4 million, which is payable in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which shall fully vest on January 4, 2024. Under the terms of the October Separation Agreement, the Company will continue to pay the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of December 31, 2023, the total balance owed to Mr. Galvin is $0.4 million (December 31, 2022 - $Nil).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2023, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $8.0 million (December 31, 2022 – $6.7 million). The related party balance is presented in accrued and other current liabilities on the consolidated balance sheets.

Note 16 - Income Taxes

Income tax expense (recoveries) for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Current income tax expense
Federal	$15,769	$16,035
State	4,362	2,438
Total current income tax expense	20,131	18,473
Deferred income tax recoveries
Federal	(2,787)	(7,360)
State	(644)	(422)
Total deferred income tax recoveries	(3,431)	(7,782)
Income tax expense	$16,700	$10,691

Income tax expense differed from the amount computed by applying the federal statutory tax rate of 21.0% for the years ended December 31, 2023 and 2022 due to the following:

	2023	2022
Pretax loss at federal statutory rate	$(12,583)	$(92,128)
State income tax expense, net of federal expense	(1,249)	(512)
Non-deductible items	16,443	109,980
True-up of income taxes payable	(104)	(398)
Foreign deferred taxes with no benefit recognized	—	(24,663)
Other items	(40)	(31)
Change in valuation allowance	14,233	18,443
Income tax expense	$16,700	$10,691

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2023 and 2022 are presented below:

	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$47,431	$45,761
Interest expense carryforwards	37,014	32,440
Stock based compensation	16,209	14,927
Intangible assets	2,916	3,901
Property, plant and equipment	5,391	4,898
Inventories	139	309
Other items	638	597
	109,738	102,833
Valuation allowance	(105,257)	(98,519)
Deferred income tax assets	$4,481	$4,314
Deferred income tax liabilities:
Intangibles resulting from acquisitions	(24,893)	(28,129)
Deferred income tax liabilities	(24,893)	(28,129)
Net deferred income tax liabilities	$(20,412)	$(23,815)

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

As of December 31, 2023, the Company has Canadian non-capital loss carryforwards of $124.3 million available to offset future income which will expire in the years 2025 through 2042. As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $170.1 million available to offset future income of which $11.0 million will expire in the years 2035 through 2037 while the remaining $159.1 million are indefinite lived. Of the $170.1 million of federal net operating loss carryforwards, approximately all amounts are subject to IRC Section 382 limitations. Additionally, the Company has net operating loss carryforwards for state purposes aggregating $179.2 million as of December 31, 2023, of which $173.9 million will expire in the year 2028 through 2043 while the remaining $5.3 million have indefinite lives. Of the $173.9 million of state net operating loss carryforwards, approximately all amounts are subject to IRC Section 382 limitations. The increase in the valuation allowance was primarily due to management’s conclusion that the deferred tax assets of non-cultivator entities are more likely than not to not be realized as well as recording of a valuation allowance against certain net operating losses and Section 163(j) carryforwards generated during the year.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company files income tax returns in Canada, Luxembourg, United States and various state and local tax jurisdictions. The Company’s income tax years open to examination for Canadian federal income taxes are from 2013 through 2020, for United States federal income taxes are from 2019 through 2022, and for state and local income taxes vary from 2019 to 2022. The Company is not aware of any ongoing audits that would materially impact the consolidated financial statements. Net operating losses arising prior to these years are also open to examination if and when utilized. The Company is in active collection procedures with the Internal Revenue Services and is negotiating payment agreements with the support of an external advisor.

The Internal Revenue Service filed Notices of Federal Tax Liens against certain subsidiaries of the Company in the aggregate amount of approximately $16.4 million and $24.5 million for the years ended December 31, 2020 and 2021, respectively. The Company is actively working to resolve these matters with the Internal Revenue Service.

Note 17 – Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Year Ended December 31,
	2023	2022
Income taxes (including interest and penalties)	$4,433	$6,018
Interest	128	101

(b) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Year Ended December 31,
	2023	2022
Decrease (increase) in:
Accounts receivables, net	$(828)	$(470)
Prepaid expenses	95	1,036
Inventories, net	2,778	(1,107)
Other current assets	(589)	654
Other long-term assets	(701)	(40)
Operating leases	(1,634)	(1,273)
(Decrease) increase in:
Accounts payable	3,037	(3,095)
Accrued and other current liabilities	26,746	20,972
	$28,904	$16,677

(c) Depreciation and amortization are comprised of the following:

	Year Ended December 31,
	2023	2022
Property, plant and equipment	$11,154	$12,739
Operating lease ROU assets	2,027	2,295
Intangible assets	13,989	16,356
	$27,170	$31,390

(d) Write-downs, (recoveries) and other charges, net are comprised of the following:

	Year Ended December 31,
	2023	2022
Account receivable	$303	$66
Operating lease liabilities	—	(354)
Operating lease ROU assets	(272)	(29)
Property, plant and equipment	379	(529)
	$410	$(846)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

(e) Impairment loss is comprised of the following:

	Year Ended December 31,
	2023	2022
Property, plant and equipment	$—	$2,687
Operating lease ROU assets	—	3,066
Intangible assets	—	24,798
	$—	$30,551

(f) Significant non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2023	2022
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$14,308	$8,245
Non-cash consideration for asset acquisition	—	19,193
Cancellation of shares to be issued	—	31
Shares issued to settle MPX purchase options assumed from the MPX Acquisition		1,500
Non-cash issuance of shares from consummation of the Recapitalization Transaction	—	455,443
Non-cash debt extinguishment from the consummation of the Recapitalization Transaction	—	(238,269)
Non-cash issuance of June Secured Debentures and June Unsecured Debentures from the consummation of the Recapitalization Transaction	—	99,402

Note 18 - Subsequent Events

Legal Proceedings

Please refer to Note 14 for further discussion.

Issuance of Common Shares

On January 5, 2024, the Company issued 21,160 common shares for vested RSUs. The Company withheld 2,301 common shares to satisfy employees’ tax obligations of less than $0.1 million.

On February 27, 2024, the Company issued 61,314 common shares to the holders of the Senior Secured Bridge Notes to satisfy the amendment fee pertaining to the 2024 NJ Amendment (as defined below).

Extension of INJ Senior Secured Bridge Notes

On February 16, 2024, the Company and INJ entered into another amendment (the “2024 NJ Amendment”) to the Senior Secured Bridge Notes originally issued by INJ on February 2, 2021, with all the holders of such notes in the aggregate initial principal amount of $11.0 million and having a maturity date of February 2, 2024. On February 2, 2024, in order to facilitate the 2024 NJ Amendment, the parties agreed to a short-term extension of the maturity date from February 2, 2024, to February 16, 2024. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remains at 12% per annum, but interest accruing after February 16, 2024 will be payable in quarterly cash payments. In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of the Company's common shares at a price per share equal to the volume-weighted average trading price of the Company's common shares on the Canadian Securities Exchange for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, the Company and INJ agreed to utilize twenty-five (25%) of Non-Operational Cash

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, “Non-Operational Cash Receipts” means cash the Company received which is not derived from the sale of cannabis products in the ordinary course of business of the Company, whether through retail, wholesale or otherwise.

Disposition of Certain Massachusetts Assets

On February 9, 2024, the Company's wholly-owned subsidiary, Mayflower, entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer, pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility for $3.0 million (the "Purchase Price"). The Purchase Price will be paid as follows: $1.0 million payable in cash at closing and the remaining $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum pursuant to a promissory note. The proceeds from the Purchase Price will be used by the Company to satisfy certain federal tax obligations. The closing of the MA Purchase Agreement is subject to, among other customary conditions, approval of the Massachusetts Cannabis Control Commission.

Disposition of Nevada Assets

On February 23, 2024, the Company's wholly-owned subsidiary, GMNV entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated, third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale are $6.5 million (the "Purchase Price"). The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, subject to the approval of the NV CCB, which remains pending. Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement ("Closing") and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning three months after the Closing, over 36 months with interest accruing at 8% per annum.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) Our internal controls relating to financial reporting for inventory, including inventory valuation and consolidation of inventory, estimated useful lives and depreciation of long-lived assets, and expense cutoff for certain subsidiaries; (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls.

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

As of December 31, 2023, under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework—2013. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to material weaknesses in our internal control over financial reporting related to certain matters, including (1) Our internal controls relating to financial reporting for inventory, including inventory valuation and consolidation of inventory, estimated useful lives and depreciation of long-lived assets, and expense cutoff for certain subsidiaries; (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls.

In light of these material weaknesses and the restatement of our Quarterly Report for the three and nine months ended September 30, 2023, we performed additional analysis and other post-closing procedures to ensure the reliability of financial reporting and that our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter of the period covered by this report, the Company has improved upon certain of its internal controls, including: (1) Documenting internal control narratives, including policies and procedures for key processes impacting financial reporting; (2) Trained additional accounting staff to prepare complex accounting schedules; and (3) Ensured additional review time for high-risk area schedules from senior level staff. We still remain in the process of hiring and training additional accounting resources, improving internal control documentation and allocating additional senior level review to improve on the material weaknesses noted above and expect our remediation efforts to continue throughout 2024.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 28, 2024.

NAME	AGE	POSITION
Richard Proud	44	Chief Executive Officer and Director
Philippe Faraut	55	Chief Financial Officer
Michelle Mathews-Spradlin	57	Chair of the Board
Scott Cohen	55	Director
Alexander Shoghi	42	Director
Kenneth W. Gilbert	73	Director

The business background and certain other information about our directors and executive officers is set forth below.

Richard Proud. Mr. Proud was appointed to serve as the Company's Chief Executive and as a director of the Company's Board of Directors on July 17, 2023. Mr. Proud brings 20 years of leadership experience across cannabis, retail, wholesale, and international selling channels. Prior to joining iAnthus, Mr. Proud was most recently Executive Vice President of Revenue for Curaleaf - a vertically integrated multi-state cannabis operator and served in that role from June 2022 through July 2023. Mr. Proud also held the titles of Senior Vice President of Assortment Planning and Inventory Management and Vice President of Assortment Planning with Curaleaf between September 2020 through January 2022. Prior to joining Curaleaf, Mr. Proud was Head of Planning for Grassroots Cannabis from August 2019 to September 2020, which is when Grassroots Cannabis was acquired by Curaleaf. Prior to that, Mr. Proud held executive level positions for globally recognized consumer retail brands: Abercrombie & Fitch, Hollister, and Garage. Mr. Proud holds a Bachelor of Arts degree from The University of Georgia. The Company believes Mr. Proud is qualified to serve as a director of the Company because of his experience and background as an executive in cannabis and retail operations.

Philippe Faraut. Mr. Faraut was appointed to serve as the Company’s Chief Financial Officer on November 15, 2022. Mr. Faraut brings over 20 years of senior CPG financial management and leadership expertise. Prior to joining iAnthus, Mr. Faraut was the Chief Financial Officer of Irwin Naturals Inc. (OTCQB: IWINF) (“Irwin”), a mass market nutraceutical brand. Mr. Faraut led Irwin’s initial public offering and entrance into the psychedelic mental health care space. Prior to that, he was a Managing Partner of the investment banking services firm Bastiat Partners from October 2016 to January 2021, and served as Chief Investment Officer for Knight Global, a family office with a diversified asset portfolio from 2015 to 2016. Mr. Faraut started his finance career at Merrill Lynch in the Consumer Retail group in New York and held senior positions at the Sage Group and Intrepid Investment Bankers. He holds a Master of Business Administration degree from the Anderson School at UCLA and a Bachelor of Science degree from Glion Institute – Hotel Management School.

Michelle Mathews-Spradlin. From 1993 until her retirement in 2011, Ms. Mathews-Spradlin worked at Microsoft Corporation (Nasdaq: MSFT) (“Microsoft”), where she served as Chief Marketing Officer and previously held several other key leadership positions. Prior to her employment with Microsoft, Ms. Mathews-Spradlin worked in the United Kingdom as a communications consultant for Microsoft from 1989 to 1993. She also held various roles at General Motors Co. from 1986 to 1989. As the CMO and SVP of Microsoft, Ms. Mathews-Spradlin oversaw the company’s global marketing function, including the household brands of Windows, Office, Xbox, Internet Explorer and Bing. Ms. Mathews-Spradlin led Microsoft’s consumer and business-to-business marketing to hundreds of millions of global customers. She was instrumental in driving the growth of Microsoft’s global business by building several of the world’s leading technology brands. As the most senior woman at Microsoft, she was also a strong advocate for female advancement and personally spearheaded the company’s network and mentoring program for female progression at the company. She retired from Microsoft in 2011, after 22 years. Ms. Mathews-Spradlin currently serves on the board of The Wendy’s Company (Nasdaq: WEN) and in addition serves as a board member of several private companies, including Jacana Holdings Inc., The Bouqs Company and The Brand Tech Group (formerly known as You & Mr. Jones). She also previously served as a board member of Brandtech Group. She is also a digital advisory board member for Unilever PLC (NYSE: UL), a member of the board of trustees of the California Institute of Technology and a member of the executive board of the UCLA School of Theater, Film and Television. The Company believes Ms. Mathews-Spradlin is qualified to serve as a director of the Company because of her experience in senior leadership and C-suite positions.

Scott Cohen. Mr. Cohen has over 25 years of professional investment experience, including public and private debt and equity securities. Mr. Cohen is currently a consultant to financially troubled companies and stakeholders, and an active investor in turnaround opportunities. Until 2017, Mr. Cohen was with Silver Rock Financial, a large family office, investing in debt and equity investments. Responsibilities included sourcing of both public and private debt, structuring debt securities and loans, and leading activist and restructuring transactions. Prior to Silver Rock Financial, Mr. Cohen was Managing Director and Portfolio Manager at Cerberus Capital Management (“Cerberus”). At Cerberus, Mr. Cohen’s responsibilities included analyzing, investing, and managing of a portfolio of primarily distressed assets. Most of these investments involved activist or control roles, from leading creditor committees to initiating negotiations with borrowers in restructurings. Mr. Cohen also worked closely with the private equity team at Cerberus on several large transactions, focusing on liability management within portfolio companies. Prior to joining Cerberus, Mr. Cohen worked in Merrill Lynch’s distressed debt trading group from 1992 to 1998, analyzing and investing in distressed corporate situations. From 1990 to 1992 he was an investment banker in Merrill’s High Yield Finance and Restructuring Group. Mr. Cohen is a 1990 graduate of Tufts University. The Company believes Mr. Cohen is qualified to serve as a director of the Company because of his experience and background in both private equity and capital markets.

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
•
determining whether adequate controls are in place over annual and interim financial reporting as well as controls over our assets, transactions, information systems and the creation of obligations, commitments and liabilities;
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

Pursuant to the terms of the IRA, the audit committee shall be comprised of one nominee designated by each of the First Investor, the Second Investor and the Third Investor. As of December 31, 2023, our audit committee consisted of Scott Cohen, Michelle Mathews-Spradlin and John Paterson, with Scott Cohen serving as the chair. Our Board of Directors has determined that Scott Cohen qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. As a result of John Paterson's March 9, 2024 resignation from our audit committee, Alexander Shoghi was appointed to the audit committee to replace Mr. Paterson. In addition, after reviewing the qualifications of the members of the audit committee and any relationships they may have with us that might affect their independence, the Board has determined that each of Scott Cohen, Michelle Mathews-Spradlin and Alexander Shoghi is independent.

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

Pursuant to the IRA, the nominating and corporate governance committee shall be comprised of such directors as the Board may determine. As of December 31, 2023, our nominating and corporate governance committee consisted of Alexander Shoghi, John Paterson, and Scott Cohen, with Alexander Shoghi serving as the chair. As a result of John Paterson's March 9, 2024 resignation from our nominating and corporate governance committee, Kenneth Gilbert was appointed to the nominating and corporate governance committee to replace Mr. Paterson. After reviewing the qualifications of the members of the nominating and corporate governance committee and any relationships they may have with us that might affect their independence, the Board has determined that Scott Cohen and Kenneth Gilbert are independent.

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

Pursuant to the IRA, the compensation committee of the Board shall be comprised of one nominee designated by the Second Investor together with such other directors as the Board may determine. As of December 31, 2023, our compensation committee consisted of Michelle Mathews-Spradlin as Chair, Alexander Shoghi and Kenneth Gilbert. Michelle Mathews-Spradlin, Alexander Shoghi, and Kenneth Gilbert are each a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

Our Board of Directors adopted a written charter for the compensation committee, which is available on our website at www.ianthus.com/team/board- committees.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2023, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2023.

•
Robert Galvin, our former Interim Chief Operating Officer, failed to report two transactions on time on a Form 4 and failed to timely report his initial ownership on a Form 3;
•
Michelle Mathews-Spradlin failed to report one transaction on time on a Form 4;
•
Scott Cohen failed to report one transaction on time on a Form 4;
•
Kenneth Gilbert failed to report one transaction on time on a Form 4; and
•
Alexander Shoghi failed to report one transaction on time on a Form 4.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2023 and 2022, the compensation awarded to, paid to, or earned by, our principal executive officer and two other most highly compensated executive officers. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus (1)		Stock Awards (3)	Option Awards (4)	Nonqualified deferred compensation earnings	All other compensation		Total
Richard Proud	2023	$219,231	$337,500	(2)	$3,310,138	—	—	—		$3,529,369
Chief Executive Officer	2022	—	—		—	—	—	—		—
Philippe Faraut	2023	$302,916	$150,000		$600,000	—	—	—		$1,052,916
Chief Financial Officer	2022	$40,385	—		$300,000	—	—	—		$340,385
Robert Galvin	2023	$414,774	$225,000		$350,000	$—	—	$64,826	(6)	$1,054,600
Former Interim Chief Executive Officer and Former Interim Chief Operating Officer	2022	$675,000	—		$3,473,914	$167,181	—	—		$4,316,095
Julius Kalcevich,	2023	—	—		$697,629	—	—	$909,260	(6)	$1,606,889
Former Chief Financial Officer	2022	$676,370	—		$4,479,377	$167,181	—	$281,134	(5)	$5,604,062

(1)
Represents payments of discretionary bonuses for performance during the applicable years, which are discretionary payments as determined by the Board, and as further described below Discretionary Bonus Payments. In respect of fiscal year ended on December 31, 2023, Richard Proud is guaranteed to receive $237,500 for his bonus, which is payable on or around April 15, 2024. Richard Proud is eligible to receive an additional amount for his bonus for the fiscal year ended on December 31, 2023 based on corporate and individual performance metrics, but any additional amount has not yet been determined. If the Company determines to pay Mr. Proud an additional bonus amount for 2023, the Company will file a Form 8-K once the additional bonus amount is determined disclosing the additional amount of such bonus.
(2)
Represents a one-time cash signing bonus of $100,000, which has been paid, plus a guaranteed bonus of $237,500, which has been earned but not yet paid.
(3)
Represents the aggregate grant date fair value of RSUs granted for the fiscal year ended December 31, 2023 and December 31, 2022 as determined in accordance with FASB ASC Topic 718, rather than the amount paid to or realized by Robert Galvin, Philippe Faraut, Julius Kalcevich or Richard Proud. Mr. Galvin’s 2022 RSU grant was promised to him in 2021 if the Recapitalization Transaction closed and was contingent on the closing of the Recapitalization Transaction. The FASB ASC Topic 718 amount of this grant may never be realized by Robert Galvin. See Note 10, “Share Capital” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2023 and December 31, 2022 included in this Form 10-K for more information regarding the Company’s accounting for share-based compensation plans.
(4)
Represents the aggregate grant date fair value of options granted for the fiscal year ended December 31, 2022 as determined in accordance with FASB ASC Topic 718, rather than the amount paid to or realized by Robert Galvin. The FASB ASC Topic 718 amount of this grant may never be realized by Robert Galvin. Mr. Galvin’s 2022 option grants was promised to him in 2021 if the Recapitalization Transaction closed and were contingent on the closing of the Recapitalization Transaction. See Note 10, “Share Capital” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2023 included in this Form 10-K for the year ended 2023 for more information regarding the Company’s accounting for share-based compensation plans.
(5)
For 2023, all other compensation for each of Julius Kalcevich and Robert Galvin includes the following in connection with payments received under the December Separation Agreement (as defined herein) and the October Separation Agreement (as defined herein), and in each case, for the fiscal year ended December 31, 2023:

Name	Separation Payment		Bonus	COBRA Premiums		Paid Time Off	Total of All Other Compensation
Julius Kalcevich	$905,503	(c)	—	$3,757	(c)	—	$909,260
Robert Galvin	—		—	$1,399	(a)	$63,427	$64,826

(a) The value of Mr. Kalcevich's separation payment and COBRA premiums were in CAD and converted to US for purposes of this filing using the exchange rate as of December 29, 2023 of 1.3226 CAD.

Outstanding Equity Awards as of December 31, 2023

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2023.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (3)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(5)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard Proud Chief Executive Officer	—		—	—	—	—	198,211,864		$5,351,720	—	—
Philippe Faraut, Chief Financial Officer	—		—	—	—	—	34,739,974	(3)	$937,979	—	—
Robert Galvin, Former Interim Chief Executive Officer and Former Interim Chief Operating Officer	3,938,678	(1)	—	—	US $ 0.051	7/10/2030	15,486,726	(2)	$418,142	—	—
Julius Kalcevich, Former Chief Financial Officer	3,938,678	(4)	—	—	US $ 0.051	7/10/2030	—		—	—	—

(1)
Replacement stock options granted to Robert Galvin on September 21, 2022, which vested in equal installments on July 10, 2021, July 10, 2022, and July 10, 2023.
(2)
RSUs granted to Robert Galvin on October 10, 2023 pursuant to the October Separation Agreement, which fully vest on January 4, 2024.
(3)
RSUs granted to Philippe Faraut on: (i) November 23, 2022, which vest in equal installments on November 23, 2023, November 23, 2024 and November 23, 2025 (excludes the portion of the RSU grant that vested on November 23, 2023); (ii) May 17, 2023, which vest in equal installments on May 17, 2024, May 17, 2025 and May 17, 2026; (iii) August 31, 2023, which vest in equal installments on August 31, 2024, August 31, 2025 and August 31, 2026; and (iv) November 15, 2023, which vest in equal installments on November 15, 2024, November 15, 2025 and November 15, 2026.
(4)
Replacement stock options granted to Julius Kalcevich on September 21, 2022, which are fully vested and fully vested in 2022.
(5)
Market value determined using the closing stock price of $0.027 per share on the last trading day the fiscal year on December 29, 2023.

Richard Proud Employment Agreement

We entered into an employment agreement with Richard Proud (the "Proud Employment Agreement") effective as of July 17, 2023, pursuant to which Mr. Proud currently serves as the Chief Executive Officer of the Company. Pursuant to the Proud Employment Agreement, Mr. Proud receives an annual base salary of $475,000. In addition, Mr. Proud is eligible to receive an annual bonus, with the target annual bonus being 100% of Mr. Proud's annual base salary. Mr. Proud's target annual bonus has a minimum of 0% and a maximum of 200%, based upon individual and/or corporate performance criteria established annually by the Board and Mr. Proud; provided, however, 50% of Mr. Proud's target annual bonus is guaranteed for Mr. Proud's first two years of employment. To be eligible to receive the target annual bonus. Mr. Proud must be employed on the bonus payment date.

Pursuant to the Proud Employment Agreement, Mr. Proud also received a grant of RSUs with respect to the common shares of the Company equal to 3% of the common shares of the Company outstanding as of the date of the RSU grant. The grant of the RSUs to Mr. Proud are subject to the terms and conditions of the Company's Omnibus Incentive Plan and related equity award agreement. he RSUs will vest in three equal annual installments on the first three anniversaries of the date of grant of such RSUs, contingent on Mr. Proud remaining employed through each vesting date. The RSUs will immediately fully vest upon the consummation of a Change of Control (as defined in the Proud Employment Agreement). Mr. Proud also received a one-time signing bonus equal to $100,000, which was payable within ten (10) days of the effective date of the Proud Employment Agreement. In addition, Mr. Proud will be entitled to receive personal time off benefits under Company’s policies and any other employee benefits pursuant to any benefit plans maintained by the Company in a manner consistent with other similarly situated employees of the Company. He will also be entitled to reimbursement of reasonable and necessary business-related expenses.

In the event of a Change of Control of the Company, either while Mr. Proud is employed or during the first 12 months after the Company terminates Mr. Proud's employment without Cause (as defined in the Proud Employment Agreement), or Mr. Proud resigns for Good Reason (as defined in the Proud Employment Agreement), then he shall be entitled to receive the following upon the consummation of the Change of Control: (i) a lump-sum cash payment equal to the sum of (A) 150% of Mr. Proud's then-current base salary and (B) the amount of any target annual bonus paid to Mr. Proud in the 12 months preceding the Change of Control of the Company; (ii) the acceleration of vesting of his RSU grant; (iii) a fully vested grants of RSUs with an aggregate fair market value equal to $475,000, based on the closing public market price per share on the grant date of the Change of Control RSU award, or, in the event that no public market price exists on such date, then as determined by an independent third party accounting or valuation firm acceptable to both the Company and Mr. Proud; and (iv) if Mr. Proud elects continuation coverage pursuant to COBRA under the Company’s group health plan, the Company shall pay Mr. Proud's COBRA premiums for such coverage until the earlier of (A) 18 months following the date of Mr. Proud's termination of employment, or (B) the date upon which Mr. Proud accepts new employment that offers him medical benefits. In the event that the Company terminates Mr. Proud's employment for any reason other than Cause, death or disability, or if Mr. Proud resigns for Good Reason, then he shall be entitled to receive the following: (i) a lump-sum cash payment equal to 100% of Mr. Proud's then-current base salary (provided, that if such termination of employment is less than 180 days after a Change of Control of the Company, then this paragraph shall not apply); (ii) to the extent unvested, Mr. Proud's RSU grant shall be accelerated and become fully vested on the date of termination; and (iii) if Mr. Proud elects continuation coverage pursuant to COBRA under the Company’s group health plan, the Company shall pay Mr. Proud's COBRA premiums for such coverage until the earlier of (A) 12 months following the date of Mr. Proud's termination of employment, or (B) the date upon which Mr. Proud accepts new employment that offers him medical benefits. The foregoing severance benefits are subject to, among other things, Mr. Proud's execution and delivery of a general release of all claims in favor of the Companies and their affiliates and subsidiaries.

Philippe Faraut Employment Agreement

On November 14, 2022 we entered into an employment agreement with Philippe Faraut (the “Faraut Employment Agreement”), pursuant to which Mr. Faraut currently serves as the Chief Financial Officer of the Company. Pursuant to the Faraut Employment Agreement, Mr. Faraut receives an annual base salary of $300,000 and beginning on January 1, 2023, Mr. Faraut will be eligible to receive an annual incentive cash bonus, in the sole discretion of our Board, based upon criteria established annually by the Board. In addition, for the period between November 14, 2022 and December 31, 2022, Mr. Faraut may be awarded a discretionary incentive cash bonus based on individual and/or corporate performance during such period. Except as provided below, Mr. Faraut must be employed on the bonus payment date to be eligible to receive the bonus for the applicable year.

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

Separation and Release Agreement - Payments Upon Termination

Effective as of the May Resignation Date, Randy Maslow, the Company’s Interim Chief Executive Officer and President and a member of the Board of Directors, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates, and from the Company’s Board of Directors and its committees. In connection with the resignation, Mr. Maslow and the Company executed the May Separation Agreement, pursuant to which, Mr. Maslow will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Maslow will receive total cash compensation in the amount of the May Separation Payment, of which $5.1 million was paid out on May 6, 2022 (made up, in part, of a portion of severance payment of approximately $4.8 million, and unpaid 2021 bonus of $0.3 million). The remainder of the May Separation Payment was to be paid out in equal installments of approximately $0.9 million per month over the next eight months following the May Resignation Date, which was accelerated upon the closing of the Recapitalization Transaction. The total outstanding balance of the May Separation Payment owed to Mr. Maslow was paid in full as of July 15, 2022. Under the terms of the May Separation Agreement, the Company will continue to pay the monthly premium for Mr. Maslow’s continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the May Resignation Date. Mr. Maslow’s compensation and benefits under the May Separation Agreement included the extension of exercise period of options to acquire the Company’s common shares, until the earlier of (i) five years from the May Resignation Date; (ii) the original expiration dates of the applicable option; or (iii) the closing of the Recapitalization Transaction. In accordance with the terms of the May Separation Agreement, Mr. Maslow’s options to acquire the Company’s common shares expired as of the Closing Date of the Recapitalization Transaction. Mr. Maslow served in a consulting role for six months following the May Resignation Date at a base compensation of $25 per month. As of November 6, 2022, the term of Mr. Maslow’s consultancy terminated and the Company did not elect to extend the term. During the years ended December 31, 2023 and 2022, the Company paid $Nil and $0.2 million, respectively, to Mr. Maslow in relation to consulting services provided.

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

Effective as of the October Resignation Date, Robert Galvin, the Company's then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Galvin and the Company executed the October Separation Agreement, pursuant to which, Mr. Galvin will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin will receive: (i) total cash compensation in the amount of approximately $350,000, which is payable in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of $350,000, which shall fully vest on January 4, 2024. Under the terms of the October Separation Agreement, the Company will continue to pay the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25,000 per month.

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

Pursuant to the Proud Employment Agreement, 50% of Mr. Proud's target annual bonus is guaranteed for 2023. The Board has not yet determined an additional amount, if any, of Mr. Proud's 2023 target annual bonus. On August 31, 2023, the Board determined a portion of Mr. Faraut's incentive bonus for 2023 to be $150,000, payable in the form of RSUs. The Board has not yet determined an additional amount, if any, of Mr. Faraut's 2023 incentive bonus.

Regular Benefits

To the extent eligible under the applicable plans and programs, an executive and an executive’s family are entitled to participate in the Company’s medical, dental, and vision plans.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2023. Mr. Proud, who is an employee director, is not entitled to receive any additional compensation for his service as a member of our Board of Directors. We did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2023.

Name	Fees earned or paid in cash (s)		Stock Awards (1)		Total ($)
Michelle Mathews-Spradlin	$70,000	(2)	$165,000	(3)	$235,000
Kenneth Gilbert	$25,000	(4)	$165,000	(5)	$190,000
Scott Cohen	$35,000	(6)	$165,000	(7)	$200,000
Alexander Shoghi	—		$227,500	(8)	$227,500
Zachary Arrick (9)	—		—		—
John Paterson (10)	—		$315,000	(11)	$315,000

(1)
Amounts reported represent the aggregate grant date fair value for option awards granted in each respective year in accordance with FASB ASC Topic 718, excluding the effect of forfeitures. See Note 10 “Share Capital” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2023 included in this Form 10-K for the year ended 2023 for more information regarding the Company’s accounting for share-based compensation plans. The amounts shown in the Director Compensation Table above do not represent the actual value realized by each Director.

RSUs Outstanding As of December 31, 2023
Michelle Mathews-Spradlin	6,875,000
Kenneth Gilbert	11,090,687
Scott Cohen	6,875,000
Alexander Shoghi	9,479,167
Zachary Arrick (9)	—
John Paterson (10)	12,011,173

(2)
Represents two of four installment payments for annual cash retainers totaling $140,000 ($50,000 annual retainer, $75,000 annual retainer as Chair of the Board and $15,000 retainer as Chair of the Compensation Committee).
(3)
On November 15, 2023, Michelle Mathews-Spradlin was issued 6,875,000 RSUs, valued at $165,000 based on the Company’s closing stock price on November 14, 2023, the date immediately preceding the grant, all of which vest on November 15, 2024.
(4)
Represents two of four installment payments for the annual cash retainer equal to $50,000.
(5)
On November 15, 2023, Kenneth Gilbert was issued 6,875,000 RSUs, valued at $165,000 based on the Company’s closing stock price on November 14, 2023, the date immediately preceding the grant, all of which vest on November 15, 2024.
(6)
Represents two of four installment payments for annual cash retainers totaling $70,000 ($50,000 annual retainer and $20,000 annual retainer as Chair of the Audit Committee)
(7)
On November 15, 2023, Scott Cohen was issued 6,875,000 RSUs, valued at $165,000 based on the Company’s closing stock price on November 14, 2023, the date immediately preceding the grant, all of which vest on November 15, 2024.

(8)
On November 15, 2023, Alexander Shoghi was issued 9,479,167 RSUs, valued at $227,500 based on the Company’s closing stock price on November 14, 2023, the date immediately preceding the grant, all of which vest on November 15, 2024. Mr. Shoghi elected to receive RSUs equal to, and in lieu of, the cash Board fees he otherwise would have been entitled, and accordingly, of the $227,500 in RSUs issued to Mr. Shoghi, $62,500 (or 2,604,167 RSUs) is attributable to Mr. Shoghi’s annual Board retainers ($50,000 annual retainer and $12,500 annual retainer as Chair of the Nominating and Corporate Governance Committee).
(9)
Zachary Arrick resigned as a member of our Board on February 21, 2023.
(10)
John Paterson resigned as a member of our Board on March 9, 2024.
(11)
On May 17, 2023, John Paterson was issued 17,597,765 RSUs, valued at $315,000 based on the Company’s closing stock price on May 17, 2023, the date of the grant. 5,586,592 of the RSUs vested immediately. The remaining 12,011,173 RSUs were scheduled to vest on May 17, 2024, but, as a result of Mr. Paterson’s resignation from our Board, Mr. Paterson forfeited the 12,011,173 RSUs.

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

Non-Employee Directors of Investors

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common shares as of March 21, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common shares, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage (2)
Directors and Named Executive Officers:
Richard Proud	—	(3)	*
Philippe Faraut	1,439,512	(4)	*
Michelle Mathews-Spradlin	7,941,178	(5)	*
Scott Cohen	6,568,629	(6)	*
Kenneth Gilbert	1,960,785	(7)	*
Alexander Shoghi	6,421,570	(8)	*
All Executive Officers and Directors as a Group (6 persons)	24,331,674		*
5% or Greater Shareholders:
Parallax Master Fund, LP (9)	369,665,259		5.59%
Jason Adler (10)	2,598,704,326	(11)	39.29%
Hadron Healthcare and Consumer Special Opportunities Master
Fund (12)	357,175,254		5.40%
Senvest Management, LLC (13)	1,074,406,901	(14)	16.24%
Oasis Investments II Master Fund Ltd. (15)	1,284,677,774		19.42%

* Represents beneficial ownership of less than 1%.

(1)
Unless otherwise indicated, the address of each person is c/o iAnthus Capital Holdings, Inc., 214 King Street West, Suite 314, Toronto, Ontario M5H 3S6.
(2)
The calculation in this column is based upon 6,615,001,520 common shares outstanding on March 21, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Common shares that may be acquired by an individual or group within 60 days of March 21, 2024, pursuant to the exercise of options or warrants, vesting of common shares or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3)
Represents 0 common shares. Excludes 198,211,864 common shares underlying vested restricted stock units.
(4)
Represents 1,439,512 common shares. Excludes 34,739,974 common shares underlying unvested restricted stock units.
(5)
Represents 7,941,178 common shares. Excludes 6,875,000 common shares underlying unvested restricted stock units.
(6)
Represents 6,568,629 common shares. Excludes 6,875,000 common shares underlying unvested restricted stock units.
(7)
Represents 1,960,785 common shares. Excludes 11,090,687 common shares underlying unvested restricted stock units.
(8)
Represents 6,421,570 common shares. Excludes 9,479,167 common shares underlying unvested restricted stock units.
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
(11)
Represents (i) 125,585,311 common shares held by Gotham Green Fund 1, L.P.; (ii) 502,419,744 common shares held by Gotham Green Fund 1(Q), L.P.; (iii) 57,324,290 common shares held by Gotham Green Fund II, L.P.; (iv) 333,453,540 common shares held by Gotham Green Fund II (Q), L.P.; (v) 934,167,928 common shares held by Gotham Green Credit Partners SPV 1, L.P.; and (vi) 615,096,377 common shares held by Gotham Green Partners SPV V, L.P.
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
(14)
Represents: (i) 946,501,317 common shares held by Senvest Master Fund, LP; and (ii) 127,905,584 common shares held by Senvest Global (KY), LP.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2023 and December 31, 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

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

Gotham Green Partners, LLC (“GGP”) invested $14.7 million through the Interim Financing during the year ended December 31, 2020 and during the year ended December 31, 2021, GGP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund invested an aggregate of $5.5 million, $2.1 million, $2.5 million and $0.1 million, respectively, through the Senior Secured Bridge Notes. On the Closing Date, we closed the Recapitalization Transaction pursuant to which the outstanding principal amount of the Secured Notes (including the Interim Financing) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) June Secured Debentures and (C) June Unsecured Debentures and the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) June Unsecured Debentures. As a result of closing the Recapitalization Transaction, GGP and Parallax Master Fund, LP, were issued the June Secured Debentures in the principal amount of $84.4 million and $12.1 million, respectively, and 2,568,047,188 and 369,665,259 common shares, respectively. In addition, we issued June Unsecured Debentures as follows: $4.2 million to GGP, $0.6 million to Parallax Master Fund, LP, $1.3 million to Hi-Med, $5.3 million to Senvest Master Fund, LP, $6.3 million to Oasis Investments II Master Fund LTD and $2.3 million to Hadron Healthcare and Consumer Special Opportunities Master Fund, respectively. We also issued GGP, Parallax Master Fund, LP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund 2,568,047,188, 369,665,259, 936,189,371, 1,265,120,771 and 455,443,478 common shares, respectively. Further during the year ended December 31, 2022, GGP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund invested aggregate of $12.5 million, $4.8 million, $5.7 million and $2.0 million, respectively, which were evidenced through the issuance of Additional Secured Debentures. As of December 31, 2023, the outstanding principal balance of the June Secured Debentures and Additional Secured Debentures were $112.7 million and $28.2 million, respectively (December 31, 2022 — $104.0 million and $26.1 million, respectively). The outstanding principal balance of the June Unsecured Debentures as of December 31, 2023 was $22.6 million (December 31, 2022 — $20.9 million). As of December 31, 2023, the outstanding principal balance on the Senior Secured Bridge Notes was $15.6 million (December 31, 2022—$13.9 million).

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including GGP, Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). The Company had until December 31, 2022 to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest began accruing on the Deferred Professional Fees at the rate of 20% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2023, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $8.0 million (December 31, 2022 – $6.7 million).

Independence of the Board of Directors

Our Board of Directors is comprised of Scott Cohen, Michelle Mathews-Spradlin, Kenneth Gilbert, Alexander Shoghi, and Richard Proud. We have determined that each of Scott Cohen, Michelle Mathews-Spradlin, Kenneth Gilbert is deemed to be independent within the meaning of the CSE Guide and applicable Canadian regulations. In addition, although our common shares are not listed on any U.S. national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market to determine which directors are “independent” in accordance with such definition and have determined that each of Scott Cohen, Michelle Mathews-Spradlin, Kenneth Gilbert are independent under the definition of independence applied by The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

	2023	2022
Audit Fees	$1,305,060	$1,334,216
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,305,060	$1,334,216

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

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2023 and 2022 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)
Financial Statements:

The consolidated financial statements required by this Item are included beginning at page 55.

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

10.3+	Employment Agreement between the Company and Richard C. Proud (Incorporated by reference to Exhibit 10.1 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)
10.4+

Employment Agreement among iAnthus Capital Management, LLC including the Company and all of its subsidiaries and Robert Galvin (Incorporated by reference to Exhibit 10.17 to iAnthus’ Form 10/A filed with the SEC on February 5, 2021)

10.5+	First Amendment to Employment Agreement between the Company and Robert Galvin (Incorporated by reference to Exhibit 10.18 to iAnthus’ Form 10/A filed with the SEC on February 5, 2021)
10.6+*	Separation Agreement and General Release by and among the Company, iAnthus Capital Management, LLC and Robert Galvin dated October 11, 2023
10.7+*	Consulting Services Agreement by and among the Company, iAnthus Capital Management, LLC and Robert Galvin dated October 11, 2023
10.8	Form of Warrant for March and May 2019 Private Placements (Incorporated by reference to Exhibit 10.8 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.9	Form of Warrant for May 2018 and September and December 2019 Private Placements (Incorporated by reference to Exhibit 10.9 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.10	Form of Warrant for MPX Private Placement dated January 19, 2017 (Incorporated by reference to Exhibit 10.10 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.11	Form of Warrant for MPX October 2017 and January 2020 Private Placements (Incorporated by reference to Exhibit 10.11 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.12	Form of Warrant for MPX Private Placement dated March 2, 2018 (Incorporated by reference to Exhibit 10.12 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.13	Form of Warrant for MPX Private Placement dated December 20, 2018 (Incorporated by reference to Exhibit 10.13 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.14	Form of Warrant for MPX June 2018 and January 2019 Private Placements (Incorporated by reference to Exhibit 10.14 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.15	Form of Warrant for MPX Private Placement dated January 4, 2019 (Incorporated by reference to Exhibit 10.15 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.16	Form of Warrant for MPX Private Placement dated January 17, 2018 (Incorporated by reference to Exhibit 10.16 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.17+

Separation Agreement and General Release by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated April 28, 2022 (Incorporated by reference to Exhibit 10.1 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.18+

Consulting Services Agreement by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated May 6, 2022 (Incorporated by reference to Exhibit 10.2 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.19#

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

10.27+*	Third Amendment to the Senior Secured Bridge Notes between iAnthus New Jersey, LLC and the holders hereto dated February 16, 2024
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to iAnthus’ Annual Report on Form 10-K filed with the SEC on April 1, 2021)
21.1*	Subsidiaries
23.1*	Consent of PKF O’Connor Davies, LLP
23.2*	Consent of Marcum LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2024.

IANTHUS CAPITAL HOLDINGS, INC.

/s/ Richard Proud
Richard Proud
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Proud	Chief Executive Officer and	March 28, 2024
Richard Proud	(Principal Executive Officer)

/s/ Philippe Faraut	Chief Financial Officer	March 28, 2024
Philippe Faraut	(Principal Financial and Accounting Officer)

/s/ Michelle Mathews-Spradlin	Chair of the Board	March 28, 2024
Michelle Mathews-Spradlin

/s/ Scott Cohen	Director	March 28, 2024
Scott Cohen

/s/ Kenneth Gilbert	Director	March 28, 2024
Kenneth Gilbert

/s/ Alexander Shoghi	Director	March 28, 2024
Alexander Shoghi