Form 10-Q
period 2024-03-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2024-05-14
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of common shares outstanding as of May 1, 2024 was 6,615,326,267.

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	March 31,	December 31,
	2024 (Unaudited)	2023 (Audited)
Assets
Cash	$13,620	$13,104
Restricted cash	108	71
Accounts receivable, net of allowance for credit losses of $596 (December 31, 2023 - $384)	6,554	4,609
Prepaid expenses	2,603	2,100
Inventories, net	24,763	25,382
Other current assets	1,516	243
Current Assets	49,164	45,509
Investments	876	735
Property, plant and equipment, net	92,219	94,003
Operating lease right-of-use assets, net	25,230	27,377
Other long-term assets	4,385	4,411
Intangible assets, net	101,902	105,372
Total Assets	$273,776	$277,407
Liabilities and Shareholders' (Deficit)
Accounts payable	$14,446	$14,399
Accrued and other current liabilities	106,572	103,261
Current portion of long-term debt, net of issuance costs	55	55
Current portion of operating lease liabilities	7,585	7,716
Current Liabilities	128,658	125,431
Long-term debt, net of issuance costs	168,358	165,221
Deferred income tax	17,914	20,412
Long-term portion of operating lease liabilities	27,001	28,009
Uncertain tax position liabilities	5,220	—
Total Liabilities	347,151	339,073
Commitments (Refer to Note 9)
Shareholders' (Deficit)
Common shares - no par value. Authorized - unlimited number. 6,615,002 - issued and outstanding (December 31, 2023 - 6,510,527 - issued and outstanding)	—	—
Additional paid-in capital	1,268,267	1,265,978
Accumulated deficit	(1,341,642)	(1,327,644)
Total Shareholders' (Deficit)	$(73,375)	$(61,666)
Total Liabilities and Shareholders' (Deficit)	$273,776	$277,407

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues, net of discounts	$41,564	$36,753
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(24,363)	(21,241)
Gross profit	17,201	15,512

Operating expenses
Selling, general and administrative expenses	17,518	17,869
Depreciation and amortization	5,883	6,454
Write-downs and other charges, net	397	516
Total operating expenses	23,798	24,839

Loss from operations	(6,597)	(9,327)

Interest and other income	652	565
Interest expense	(4,152)	(3,735)
Accretion expense	(1,072)	(978)
Loss on debt extinguishment (Refer to Note 4)	(114)	(1,288)
Gains/(losses) from changes in fair value of financial instruments	7	(33)
Loss before income taxes	(11,276)	(14,796)

Income tax expense	2,722	3,799
Net loss	$(13,998)	$(18,595)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	6,573,595	6,419,395

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(In thousands of U.S. dollars or shares)

	Three Months Ended March 31, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – January 1, 2024	6,510,527	$1,265,978	$(1,327,644)	$(61,666)
Share-based compensation	25,461	434	—	434
Shares settlement for taxes paid related to restricted stock units	(2,300)	(46)	—	(46)
Shares issued for legal settlement - (Refer to Note 10)	20,000	320	—	320
Shares issued for 2024 NJ Amendment	61,314	1,581	—	1,581
Net loss	—	—	(13,998)	(13,998)
Balance – March 31, 2024	6,615,002	$1,268,267	$(1,341,642)	$(73,375)

	Three Months Ended March 31, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance – January 1, 2023	6,403,289	$1,262,012	$(1,251,023)	$10,989
Share-based compensation	43,558	1,489	—	1,489
Share settlement for taxes paid related to restricted stock units	(7,776)	(201)	—	(201)
Net loss	—	—	(18,595)	(18,595)
Balance – March 31, 2023	6,439,071	$1,263,300	$(1,269,618)	$(6,318)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(13,998)	$(18,595)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Interest income	(1)	(4)
Interest expense	4,152	3,735
Accretion expense	1,072	978
Depreciation and amortization	6,371	6,991
Write-downs and other charges, net	397	516
Inventory reserve	(24)	249
Share-based compensation	434	1,489
(Gains)/losses from changes in fair value of financial instruments	(7)	33
Loss on debt extinguishment (Refer to Note 4)	114	1,288
Loss on equity method investments	62	—
Change in operating assets and liabilities (Refer to Note 12)	2,935	2,533
NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,507	$(787)
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(878)	(1,002)
Acquisition of other intangible assets	(16)	(5)
Cash impact of deconsolidation of subsidiaries	—	(30)
NET CASH USED IN INVESTING ACTIVITIES	$(894)	$(1,037)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(14)	(13)
Taxes paid related to net share settlement of restricted stock units	(46)	(201)
NET CASH USED IN FINANCING ACTIVITIES	$(60)	$(214)
CASH AND RESTRICTED CASH
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH DURING THE PERIOD	553	(2,038)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 12)	13,175	14,406
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 12)	$13,728	$12,368

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

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 28, 2024. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported on the unaudited interim condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2024, or any other period.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

As of the Closing Date, the outstanding principal amount of the Secured Notes (including the interim financing secured notes in the aggregate principal amount of approximately $14.7 million originally due on July 13, 2025) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) the issuance of the 8.0% secured debentures (the "June Secured Debentures") by ICM to the New Secured Lenders (as defined below) in the aggregate principal amount of $99.7 million and (C) the issuance of the 8.0% unsecured debentures (the “June Unsecured Debentures”) by ICM to the Secured Lenders in the aggregate principal amount of $5.0 million. Also, as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) the June Unsecured Debentures in the aggregate principal amount of $15.0 million. Furthermore, all existing options and warrants to purchase common shares of the Company, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the amended and restated plan of arrangement (the "Plan of Arrangement"), were cancelled and extinguished for no consideration.

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three months ended March 31, 2024, the Company reported a net loss of $14.0 million, operating cash inflow of $1.5 million, a working capital deficiency of $79.5 million, and an accumulated deficit of $1,341.6 million as of March 31, 2024.

The Company believes it may continue to generate positive cash flows from operations in the near future, notwithstanding the foregoing, the substantial losses and working capital deficiency cast substantial doubt on the Company’s ability to continue as a going concern for a period of no less than 12 months from the date of this report. These unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(g) Recently Issued FASB Accounting Standard Updates

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280). All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company is in the process of determining the effects adoption will have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740). For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. The amendments address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This amendment also looks to improve the effectiveness of income tax disclosures. The Company is in the process of determining the effects adoption will have on its condensed consolidated financial statements.

The Company does not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial statements.

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

Maturities of lease liabilities for operating leases as of March 31, 2024, were as follows:

Operating Leases
2025	$7,585
2026	7,800
2027	7,694
2028	7,272
2029	7,186
Thereafter	47,171
Total lease payments	$84,708
Less: interest expense	(50,122)
Present value of lease liabilities	$34,586
Weighted-average remaining lease term (years)	10.7
Weighted-average discount rate	19%

For the three months ended March 31, 2024, the Company recorded operating lease expenses of $2.2 million (March 31, 2023 – $1.9 million), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three months ended March 31, 2024, the Company recorded sublease income of $0.2 million (March 31, 2023 – $0.2 million), which is included in interest and other income on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Operating cash flows from operating leases for the three months ended March 31, 2024 was $1.9 million (March 31, 2023 - $2.0 million).

Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	March 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	Operating leases	$25,230	$27,377
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,585	$7,716
Long-term portion of operating lease liabilities	Operating leases	27,001	28,009
Total		$34,586	$35,725

Note 3 - Inventories, net

Inventories are comprised of the following items:

	March 31,	December 31,
	2024	2023
Supplies	$5,317	$5,331
Raw materials	7,637	7,110
Work in process	5,720	6,351
Finished goods	6,089	6,614
Inventory reserve	—	(24)
Total	$24,763	$25,382

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three months ended March 31, 2024, the Company recorded $Nil (March 31, 2023 – $0.9 million), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

Note 4 - Long-Term Debt

The following table summarizes long term debt outstanding as of March 31, 2024:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2024	$15,565	$101,856	$28,247	$18,856	$752	$165,276
Fair value of financial liabilities issued	14,346	—	—	—	—	14,346
Paid-in-kind interest	239	2,279	571	457	—	3,546
Accretion of balance	94	735	—	243	—	1,072
Debt extinguishment	(15,813)	—	—	—	—	(15,813)
Repayment	—	—	—	—	(14)	(14)
As of March 31, 2024	$14,431	$104,870	$28,818	$19,556	$738	$168,413

As of March 31, 2024, the total and unamortized debt discount costs were $21.9 million and $15.0 million, respectively (December 31, 2023— $20.4 million and $14.6 million, respectively).

As of March 31, 2024, the total interest accrued on both current and long-term debt was $0.3 million (December 31, 2023 - $Nil).

iAnthus New Jersey, LLC Senior Secured Bridge Notes

On February 2, 2021, INJ issued an aggregate of $11.0 million of Senior Secured Bridge Notes which initially matured on the earlier of (i) February 2, 2023, (ii) the date on which the Company closes a Qualified Financing (as defined below) and (iii) such earlier

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

date that the principal amount may become due and payable pursuant to the terms of such notes. The Senior Secured Bridge Notes initially accrued interest at a rate of 14.0% per annum, decreasing to 8.0% upon the closing of the Recapitalization Transaction (increasing to 25.0% per annum in the event of default). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to the ICH of not less than $10 million from the subscription of the ICH's securities, including, but not limited to, a private placement or rights offering.

On February 2, 2023, ICH and INJ entered into an amendment (the “Amendment”) to the Senior Secured Bridge Notes with all of the holders of the Senior Secured Bridge Notes. Pursuant to the Amendment, the maturity date of the Senior Secured Bridge Notes was extended until February 2, 2024, the interest on the principal amount outstanding was increased to a rate of 12.0% per annum, and an amendment fee equal to 10.0% of the principal amount outstanding of the Senior Secured Bridge Notes as of February 2, 2023 or $1.4 million in the aggregate, was added to such notes such that it will become due and payable on the extended maturity date.

On February 2, 2024, in order to facilitate the 2024 New Jersey Amendment, the parties agreed to a short-term extension of the maturity date from February 2, 2024 to February 16, 2024. On February 16, 2024, ICH and INJ entered into another amendment (the "2024 NJ Amendment") to the Senior Secured Bridge Notes. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remained at 12% per annum, but the interest accruing after February 16, 2024 will be payable in quarterly cash payments (the first interest payment being on May 16, 2024). In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of ICH's common shares at a price per share equal to the volume-weighted average trading price of ICH's common shares on the CSE for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, ICH and INJ agreed to utilize twenty-five percent (25%) of Non-Operational Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, "Non-Operational Cash Receipts" means cash ICH received which is not derived from the sale of cannabis products in the ordinary course of business of ICH, whether through retail, wholesale or otherwise.

In accordance with debt extinguishment accounting guidance outlined in ASC 470, the terms of the Senior Secured Bridge Notes were materially modified pursuant to both the Amendment and 2024 NJ Amendment and as such, for the three months ended March 31, 2024 and 2023 the Company recorded a loss on debt extinguishment of $0.1 million and $1.3 million, respectively, on the unaudited interim condensed consolidated statements of operations.

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the fair value of $14.3 million.

For the three months ended March 31, 2024, interest expense of $0.5 million (March 31, 2023 - $0.4 million), and accretion expense of $0.1 million (March 31, 2023 - less than $0.1 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of March 31, 2024. The Senior Secured Bridge Notes are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

(a) June Secured Debentures

On June 24, 2022 in connection with the closing of the Recapitalization Transaction, the Company entered into the Secured Debenture Purchase Agreement (the "Secured DPA"), between ICM, the other Credit Parties (as defined in the Secured DPA), the Collateral Agent, and the lenders party thereto (the “New Secured Lenders”) pursuant to which ICM issued the June Secured Debentures in the aggregate principal amount of $99.7 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Secured DPA), with a maturity date of June 24, 2027. The June Secured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the New Secured Lenders without premium or penalty.

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

For the three months ended March 31, 2024, interest expense of $2.3 million (March 31, 2023 - $2.1 million), and accretion expense of $0.7 million (March 31, 2023 - $0.7 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of March 31, 2024. The June Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

(b) June Unsecured Debentures

On June 24, 2022 in connection with the closing of the Recapitalization Transaction, the Company entered into the Unsecured Debenture Purchase Agreement (the "Unsecured DPA"), pursuant to which ICM issued June Unsecured Debentures in the aggregate principal amount of $20.0 million which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Unsecured DPA), with a maturity date of June 24, 2027. The June Unsecured Debentures may be prepaid on a pro rata basis from and after the third anniversary of the Closing Date of the Recapitalization Transaction upon prior written notice to the Unsecured Lender without premium or penalty.

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

For the three months ended March 31, 2024, interest expense of $0.5 million (March 31, 2023 - $0.4 million), and accretion expense of $0.2 million (March 31, 2023 - $0.2 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of March 31, 2024. The June Unsecured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c) Additional Secured Debentures

Pursuant to the terms of the Secured DPA, ICM issued an additional $25.0 million of June Secured Debentures (the "Additional Secured Debentures") on June 24, 2022 which accrue interest at the rate of 8.0% per annum increasing to 11.0% per annum upon the occurrence of an Event of Default (as defined in the Secured DPA), with a maturity date of June 24, 2027.

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

For the three months ended March 31, 2024, interest expense of $0.6 million (March 31, 2023— $0.5 million), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of March 31, 2024. The Additional Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the three months ended March 31, 2024:

•
On January 2, 2024, the Company issued common shares totaling 20,000 for the Hi-Med Settlement Agreement (Refer to Note 10).
•
On January 5, 2024, the Company issued 23,461 common shares for vested restricted stock units (“RSUs”). The Company withheld 2,300 common shares to satisfy employees’ tax obligations of less than $0.1 million.
•
On February 2, 2024, the Company issued common shares totaling 2,000 for vested RSUs.
•
On February 27, 2024, the Company issued 61,314 common shares to the holders of the Senior Secured Bridge Notes to satisfy the amendment fee pertaining to the 2024 NJ Amendment.

The following is a summary of the common share issuances for the three months ended March 31, 2023:

•
On January 3, 2023, the Company issued common shares totaling 15,628 for vested RSUs, out of which the Company withheld 7,776 shares to satisfy employees’ tax obligations with respect thereto of $0.2 million.
•
On March 3, 2023, the Company issued common shares totaling 27,930 for vested RSUs.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(b)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Common share options	7,877	7,877
Restricted stock units	287,646	325,643
Total	295,523	333,520
(c)
Equity Incentive Plans

On December 31, 2021, the Board approved the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) dated October 15, 2018, whereas, the Company may award stock options or RSUs (the "Awards") to board members, officers, employees or consultants of the Company. The Omnibus Incentive Plan authorizes the issuance of up to 20% of the number of outstanding shares of common stock of the Company,

Awards generally vest over a three year period and the estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense related to stock options for the three months ended March 31, 2024 was $Nil (March 31, 2023 - less than $0.1 million), and is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The following table summarizes certain information in respect of option activity during the period:

.	Three Months Ended March 31, 2024			Year Ended December 31, 2023
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	7.78	7,877	$0.05	7.78
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	6.78	7,877	$0.05	6.78

(1)
As of March 31, 2024, 7,877 of the stock options outstanding were exercisable (December 31, 2023 - 7,877).

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

There was no stock option activity for the three months ended March 31, 2024 and the year ended December 31, 2023.

Restricted Stock Units

On December 31, 2021, the Board approved a long-term incentive program, pursuant to which, on July 26, 2022, the Company issued certain employees of the Company and its subsidiaries, RSUs, under the Omnibus Incentive Plan. RSUs represent a right to receive a single common share that is both non-transferable and forfeitable until certain conditions are satisfied.

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

On October 20, 2023, the Board awarded 15,487 RSUs to Robert Galvin, a former officer of the Company, for compensation owed. The fair value of the RSUs was determined on the grant date and became fully vested as of January 4, 2024 per the October Separation Agreement.

On November 15, 2023, the Board awarded 42,604 RSUs to four Board members, and an officer. The RSUs shall vest over a period of one to three years. The fair value of the RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

There was no RSUs awarded during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company recognized $0.4 million of share-based compensation expense associated with the RSUs (March 31, 2023—$1.5 million). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

As of March 31, 2024, there was approximately $4.2 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 2.13 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	315,668	$0.02	129,671	$0.07
Granted	—	—	304,212	0.02
Vested	(15,974)	0.02	(108,021)	0.08
Forfeited	(12,536)	0.02	(10,194)	0.07
Unvested balance, ending	287,158	$0.02	315,668	$0.02

Note 6 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Loss before income taxes	$(11,276)	$(14,796)
Income tax expense	2,722	3,799
Effective tax rate	-24.1%	-25.7%

The Company's effective tax rate differs from the federal statutory rate of 21.0% primarily due to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets of both cultivator and non-cultivator entities.

The Company recognizes the effect of income tax positions only when it is more likely than not of being sustainable. The taxes are recorded in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of assessments, examinations and statute expirations; however, the ultimate timing of the resolution of these items is highly uncertain.

As of March 31, 2024, the Company had recorded total unrecognized tax position liabilities of $5.2 million that, if recognized, would impact the effective tax rate. This amount is classified as a long-term liability on the unaudited interim condensed consolidated balance sheets. The Company had no unrecognized tax benefits for the period ending March 31, 2023. The increase of $5.2 million in uncertain tax positions is primarily due to tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E. The Company records interest and penalties related to unrecognized tax benefits within the provision for income taxes.

The Internal Revenue Service filed Notices of Federal Tax Liens against certain subsidiaries of the Company in the aggregate amount of approximately $17.2 million and $24.4 million for the years ended December 31, 2020 and 2021, respectively. The Company is actively working to resolve these matters with the Internal Revenue Service.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 - Segment Information

The below table presents results by segment for the three months ended March 31, 2024 and 2023:

Reportable Segments

	Three Months Ended March 31,
	2024	2023
Revenues, net of discounts
Eastern Region	$30,226	$22,011
Western Region	11,338	14,565
Other(1)	—	177
Total	$41,564	$36,753
Gross profit (loss)
Eastern Region	$13,356	$10,621
Western Region	3,845	5,172
Other	—	(281)
Total	$17,201	$15,512
Depreciation and amortization
Eastern Region	$4,007	$4,472
Western Region	1,758	1,853
Other	118	129
Total	$5,883	$6,454
(Recoveries), write-downs and other charges, net
Eastern Region	$16	$(1)
Western Region	61	—
Other	320	517
Total	$397	$516
Net loss
Eastern Region	$(981)	$(5,914)
Western Region	(635)	(440)
Other	(12,382)	(12,241)
Total	$(13,998)	$(18,595)
Purchase of property, plant and equipment
Eastern Region	$833	$989
Western Region	39	10
Other	6	3
Total	$878	$1,002
Purchase of other intangible assets
Other	16	5
Total	$16	$5

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	As of March 31,	As of December 31,
	2024	2023
Assets
Eastern Region	$213,700	$215,743
Western Region	47,612	51,148
Other	12,464	10,516
Total	$273,776	$277,407

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10.0% of the Company’s annual revenues. For the three months ended March 31, 2024 and 2023, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.

Geographic Information

As of March 31, 2024 and 2023, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the three months ended March 31, 2024 and 2023, the Company disaggregated its revenues as follows:

	Three Months Ended March 31,
	2024	2023
Revenues, net of discounts
iAnthus branded products	$21,201	$20,919
Third party branded products	15,868	13,678
Wholesale/bulk/other products	4,495	2,156
Total	$41,564	$36,753

Note 8 — Financial Instruments

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of March 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments - other (1)	$63	$—	$813	$876	$56	$—	$679	$735

(1)
Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three months ended March 31, 2024 and 2023.

The Company’s investment in 4Front Venture Corp. as of March 31, 2024 and December 31, 2023, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data available.

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

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	Island Thyme LLC

Balance as of December 31, 2023	$56	$679
Additions	—	196
Revaluations	7	—
Loss on equity method investments	—	(62)
Balance as of March 31, 2024	$63	$813

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The following table summarizes the Company’s long-term debt instruments (Note 4) at their carrying value and fair value:

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$19,556	$17,745	$18,856	$17,301
June Secured Debentures	133,688	120,325	130,103	118,118
Secured Notes	14,431	14,646	15,565	15,414
Other	738	747	752	772
Total	$168,413	$153,463	$165,276	$151,605

Note 9 – Commitments

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described in the agreement.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the Company’s contractual obligations and commitments as of March 31, 2024:

	2025	2026	2027	2028	2029
Operating leases	$7,585	$7,800	$7,694	$7,272	$7,186
Service and other contracts	2,130	59	—	—	—
Long-term debt	57	17,742	76	216,386	101
Total	$9,772	$25,601	$7,770	$223,658	$7,287

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility for $3.0 million (the "Purchase Price"). The Purchase Price will be paid as follows: $1.0 million payable in cash at closing and the remaining $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum pursuant to a promissory note. The proceeds from the Purchase Price will be used by the Company to satisfy certain federal tax obligations. The closing of the MA Purchase Agreement is subject to, among other customary conditions, approval of the Massachusetts Cannabis Control Commission.

On February 23, 2024, the Company's wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated, third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale are $6.5 million (the "Purchase Price"). The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, subject to the approval of the NV CCB, which remains pending. Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement ("Closing") and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning three months after the Closing, over 36 months with interest accruing at 8% per annum.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023. The court rescheduled the jury trial and no new trial date has been set yet. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. As of the date hereof, the court still has not set a new trial date. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. The motion remains pending.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On May 19, 2020, Hi-Med LLC (“Hi-Med”), an equity holder and one of the Unsecured Lenders who held an Unsecured Debenture in the principal amount of $5.0 million prior to the closing of the Recapitalization Transaction, filed a complaint (the “Hi-Med Complaint”) with the United States District Court for the Southern District of New York (the “SDNY”) against the Company and certain of the Company’s current and former directors and officers and other defendants (the “Hi-Med Lawsuit”). Hi-Med is seeking damages of an unspecified amount and the full principal amount of the Unsecured Debenture against the Company, for, among other things, alleged breaches of provisions of the Unsecured Debentures and the related Debenture Purchase Agreement as well as alleged violations of Federal securities laws, including Sections 10(b), 10b-5 and 20(a) of the Securities Exchange Act of 1934, as amended and common law fraud relating to alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of a default thereof. On July 9, 2020, the court issued an order consolidating the class action matter with the shareholder class action referenced below. On July 23, 2020, Hi-Med and the defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, Hi-Med filed an amended complaint (the “Hi-Med Amended Complaint”). On October 14, 2020, the SDNY issued a stipulation and scheduling and coordination order, which required that the defendants answer, move, or otherwise respond to the Hi-Med Amended Complaint no later than November 20, 2020. On November 20, 2020, the Company and certain of its current officers and directors filed a Motion to Dismiss the Hi-Med Amended Complaint. On January 8, 2021, Hi-Med filed an opposition to the Motion to Dismiss. The Company and certain of its current officers and directors’ replies were filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and certain of its officers and directors’ Motion to Dismiss the Hi-Med Amended Complaint. The SDNY indicated that Hi-Med may move for leave to file a proposed second amended complaint by September 30, 2021. On September 30, 2021, Hi-Med filed a motion for leave to amend the Hi-Med Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order Regarding Hi-Med’s Motion for Leave to File a second Amended Complaint (the “Stipulation”). On November 3, 2021, the SDNY so-ordered the Stipulation and Hi-Med’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its current named officers and directors filed a Motion to Dismiss Hi-Med’s second Amended Complaint. Hi-Med’s opposition to the Company’s and its current named officers and directors’ Motion to Dismiss was filed on February 3, 2022. The Company and its current named officers and directors’ reply to Hi-Med’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss Hi-Med’s second Amended Complaint (the “Opinion”). On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), in which certain defendants indicated that they may be filing a motion seeking clarification of certain aspects of the court’s Opinion. The parties proposed that the Company’s answer would be due on November 21, 2022 and that the parties would submit a proposed discovery plan by December 12, 2022. The Joint Stipulation and Proposed Scheduling Order was ordered by the court on October 19, 2022. On December 12, 2023, the parties executed a settlement agreement (the "Hi-Med Settlement Agreement"), which fully settled all claims by and between the parties. The terms of the Hi-Med Settlement Agreement provides for, among other things, the issuance of 20,000 shares of the Company's common stock, no par value per share. In accordance with the terms of the Hi-Med Settlement Agreement, Hi-Med filed a Notice of Voluntary Dismissal with the SDNY, dismissing the Hi-Med Amended Complaint with prejudice. Separately, on June 29, 2020, Hi-Med filed a claim in the Court, which mirrors the Hi-Med Complaint, but the Company was never served. It is the Company's position that the release in the Hi-Med Settlement Agreement released the claims underlying the Hi-Med claim filed in the Court. Refer to Note 4 for further discussion of the Unsecured Debentures.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a second Amended Complaint was included as part of the Stipulation identified above. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October12, 2022, the parties filed the Joint Stipulation and Proposed Scheduling Order, which the SDNY so ordered on October 19, 2022, ordering that that the Defendants’ answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Class Action Lawsuit shall be coordinated with discovery in the Hi-Med action referenced above, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced above, to mediation, which took place on January 17, 2023. On January 31, 2023, the parties advised the SDNY that the Defendants and Lead Plaintiff reached a settlement in principle and anticipated filing a motion for preliminary approval of the settlement by March 9, 2023. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Class Action Lawsuit pending submission of the motion for preliminary approval. On March 7, 2023, the parties advised the SDNY that the parties required a short extension of the motion for preliminary approval of the settlement and such motion would be filed by March 21, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY. On December 20, 2023, the SDNY preliminarily approved the settlement. On April 10, 2024, the SDNY held the final approval hearing. Following this hearing, the SDNY issued an order, requesting additional information regarding the allocation of settlement funds. The Lead Plaintiff submitted the additional information to the SDNY on April 26, 2024, and the parties are awaiting further direction from the SDNY.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iA AZ”), claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. The parties are currently engaging in discovery. On April 25, 2023, the parties attended a mediation, which was unsuccessful. The parties are currently engaged in discovery.

On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed a Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, Defendants filed a Petition to Vacate Arbitration Award. CGX’s filed its response on January 30, 2023, and subsequently the Defendants filed a Request for Hearing on February 3, 2023. The Circuit Court for Baltimore County had a hearing on the Petition to Vacate Arbitration Award on February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. The hearing for the S8 Arbitration is currently scheduled to begin on July 15, 2024. On April 8, 2024, the Defendants submitted the required ownership transfer paperwork to the Maryland Cannabis Administration (the "MCA") to request approval of the transfer of ownership of LMS to CGX following the denial of the Defendants' Petition to Vacate Arbitration Award. Also on April 8, 2024, the Defendants requested that the MCA either deny the ownership transfer of LMS to CGX, or delay their consideration of the request until the S8 Arbitration is complete. On April 22, 2024, the MCA notified the parties that it will wait to consider the request to transfer ownership of LMS to CGX until the S8 Arbitration is complete.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 11 - Related Party Transactions

	March 31,	December 31,
	2024	2023
Financial Statement Line Item
Long-term debt, net of issuance costs (1)	164,272	142,295
Accrued and other current liabilities	8,704	7,620
Total	$172,976	$149,915

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 4 for further discussion.

Effective as of October 11, 2023 (the "October Resignation Date"), Robert Galvin, the Company's then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Galvin and the Company executed a separation agreement (the "October Separation Agreement"), pursuant to which, Mr. Galvin will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin will receive: (i) total cash compensation in the amount of approximately $0.4 million, which is payable in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which shall fully vest on January 4, 2024. Under the terms of the October Separation Agreement, the Company will continue to pay the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of March 31, 2024, the total balance owed to Mr. Galvin is $Nil (December 31, 2023 - $0.4 million).

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, the Company's Chief Financial Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Faraut and the Company executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, the Company will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of March 31, 2024, the total balance owed to Mr. Faraut is $0.2 million (December 31, 2023 - $Nil)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of March 31, 2024, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $8.3 million (December 31, 2023 – $8.0 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pursuant to the terms of 2024 NJ Amendment interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of March 31, 2024 the outstanding related party portion of the interest payable was $0.3 million (December 31, 2023 - $Nil) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Note 12 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Three Months Ended March 31,
	2024	2023
Income taxes (including interest and penalties)	$958	$49
Interest	47	32

(b) Changes in operating assets and liabilities are comprised of the following:

	Three Months Ended March 31,
	2024	2023
Decrease (increase) in:
Accounts receivables, net	$(2,157)	$384
Prepaid expenses	(503)	(576)
Inventories, net	642	(2,784)
Other current assets	21	5
Other long-term assets	(22)	(32)
Operating leases	(370)	(359)
(Decrease) increase in:
Accounts payable	(154)	1,025
Accrued and other current liabilities	258	4,870
Uncertain tax position liabilities	5,220	—
	$2,935	$2,533

(c) Depreciation and amortization are comprised of the following:

	Three Months Ended March 31,
	2024	2023
Property, plant and equipment	$2,397	$2,977
Operating lease ROU assets	487	537
Intangible assets	3,487	3,477
	$6,371	$6,991

(d) Write-downs, (recoveries) and other charges, net are comprised of the following:

	Three Months Ended March 31,
	2024	2023
Account receivable	$213	$(1)
Share issuance	320	—
Operating lease ROU assets	(136)	—
Property, plant and equipment	—	517
	$397	$516

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(e) Significant non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2024	2023
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$3,546	$3,384
Non-cash issuance of shares from Senior Secured Bridge Notes Amendment	1,581	—
Assets classified as assets held for sale	1,292	1,711
Non-cash issuance of shares from Hi-Med settlement agreement	320	—
Non-cash issuance of Senior Secured Bridge Notes	14,346	—
Non-cash extinguishment of Senior Secured Bridge Notes	(15,813)	—

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of March 31, 2024, the Company held $0.1 million as restricted cash (December 31, 2023—less than $0.1 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	March 31, 2024	December 31, 2023
Cash	$13,620	$13,104
Restricted cash	108	71
Total cash and restricted cash presented in the statements of cash flows	$13,728	$13,175

Note 13 - Subsequent Events

Legal Proceedings

Please refer to Note 10 for further discussion.

Resignation of Chief Financial Officer

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, the Company's Chief Financial Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Faraut and the Company executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, the Company will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of March 31, 2024, the total balance owed to Mr. Faraut is $0.2 million (December 31, 2023 - $Nil).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Issuance of Common Shares

On April 2, 2024, the Company issued 324 common shares for vested RSUs. The Company withheld 162 common shares to satisfy employees’ tax obligations of less than $0.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise note.

Overview

We are a vertically-integrated, multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities in the United States. Although we are committed to creating a national retail brand and portfolio of branded cannabis products recognized in the United States, cannabis currently remains illegal under U.S. federal law.

Through our subsidiaries, we currently own and/or operate 38 dispensaries and eight cultivation and/or processing facilities in six U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional five dispensary licenses and/or dispensary facilities in two states, plus an uncapped number of dispensary licenses in Florida, and up to 18 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in seven U.S. states, all subject to the necessary regulatory approvals.

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

On July 10, 2020, we entered into a restructuring support agreement (as amended on June 15, 2021, the “Restructuring Support Agreement”) with the Secured Lenders and certain of our Unsecured Lenders (the “Consenting Unsecured Lenders”) to effectuate a recapitalization transaction (the “Recapitalization Transaction”) which was consummated on June 24, 2022 (the "Closing Date").

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

As of the Closing Date, the outstanding principal amount of the Secured Notes (including the interim financing secured notes in the aggregate principal amount of approximately $14.7 million originally due on July 13, 2025) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) the issuance of the 8.0% secured debentures (the "June Secured Debentures") to the New Secured Lenders in the aggregate principal amount of $99.7 million and (C) the issuance of the 8.0% unsecured debentures (the “June Unsecured Debentures”) to the Secured Lenders in the aggregate principal amount of $5.0 million. Also, as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) the June Unsecured Debentures in the aggregate principal amount of $15.0 million. Furthermore, all existing options and warrants to purchase our common shares, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the amended and restated plan of arrangement (the "Plan of Arrangement"), were cancelled and extinguished for no consideration.

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

Dispositions

Certain Massachusetts Assets

On February 9, 2024, our wholly-owned subsidiary, Mayflower, entered into the MA Purchase Agreement with MA Buyer, pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility for the Purchase Price. The Purchase Price will be paid as follows: $1.0 million payable in cash at closing and the remaining $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum pursuant to a promissory note. The proceeds from the Purchase Price will be used to satisfy certain federal tax obligations. The closing of the MA Purchase Agreement is subject to, among other customary conditions, approval of the Massachusetts Cannabis Control Commission.

Nevada Assets

On February 23, 2024, our wholly-owned subsidiary, GMNV entered into the NV Purchase Agreement with the NV Buyer, pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates the business. The aggregate proceeds to be received from the sale are $6.5 million. The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the NV CCB. On February 23, 2024, GMNV also entered into the NV Management Agreement, pursuant to which, the Manager, will assume full operational and managerial control of the Business, subject to the approval of the NV CCB, which remains pending. Of the total Purchase Price, $3.5 million is paid in cash at the closing and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning three months after the Closing, over 36 months with interest accruing at 8% per annum.

Recent Developments

Resignation of Chief Financial Officer

Effective as of April 5, 2024, Philippe Faraut, our Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. In connection with the resignation, we executed the Faraut Separation Agreement, pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, we will continue to pay the monthly premium for Mr. Faraut's continued participation in our health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of March 31, 2024, the total balance owed to Mr. Faraut is $0.2 million (December 31, 2023 - $Nil).

Issuance of Common Shares

On April 2, 2024, the Company issued 324 common shares for vested RSUs. The Company withheld 162 common shares to satisfy employees’ tax obligations of less than $0.1 million.

Results of Operations for the Three Months ended March 31, 2024 and 2023

Revenues and Gross Profit

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2024	2023
Revenues
Eastern Region	$30,226	$22,011
Western Region	11,338	14,565
Other	—	177
Total revenues	$41,564	$36,753
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(16,870)	$(11,390)
Western Region	(7,493)	(9,393)
Other	—	(458)
Total Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(24,363)	$(21,241)
Gross profit
Eastern Region	$13,356	$10,621
Western Region	3,845	5,172
Other	—	(281)
Total gross profit	$17,201	$15,512

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, and New Jersey. Results from our Vermont and CBD businesses were included until March 8, 2023 and May 8, 2023, respectively, when they were deconsolidated. The western region includes our operations in Arizona and Nevada. Results from our Colorado operations were included until November 14, 2023, the date at which our remaining assets and investments were sold.

Expenses

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2024	2023
Total operating expenses	$23,798	$24,839
Total other expenses	(4,679)	(5,469)
Income tax expense	2,722	3,799

Selling, General and Administrative Expenses Details

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2024	2023
Salaries and employee benefits	$7,353	$8,124
Severance	178	—
Share-based compensation	434	1,489
Legal and other professional fees	2,103	3,172
Facility, insurance and technology costs	3,361	3,286
Marketing expenses	894	1,190
Travel and pursuit costs	196	237
Amortization on right-of-use assets	487	537
Interest and penalties on unpaid income taxes	1,634	—
Other general corporate expenditures	878	(166)
Total	$17,518	$17,869

Total operating expenses

Total operating expenses other than those included in costs and expenses applicable to revenues consist of selling, general, and administrative expenses which are necessary to conduct our ordinary business operations. In addition, total operating expenses consist of marketing, technology, and other growth initiatives related expenses such as opening new dispensaries and building-out our facilities, as well as depreciation and amortization charges taken on our fixed and intangible assets, and any write-downs or impairment on our assets. We have taken the necessary measures to control our discretionary spending and employ capital as efficiently as possible. After normalizing for one-time items, we expect total operating expenses to remain consistent over the remainder of 2024 as we continue to employ a disciplined capital allocation approach and continue to closely monitor operating expenditures and discretionary spending.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Eastern region

For the three months ended March 31, 2024, our sales revenues in the eastern region were $30.2 million as compared to $22.0 million for the three months ended March 31, 2023, which represents an increase of 37.3%. The main drivers for the increase in revenues are from the launch of our adult-use programs as of July 2023 in both Maryland and New Jersey. Further, retail revenues increased in Florida and New York from increased marketing and promotions offered in these markets during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This was partially offset by lower revenues in Massachusetts, resulting from reduced production volumes of in-house products to be sold during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

For the three months ended March 31, 2024, gross profit was $13.4 million, or 44.2% of sales revenues, as compared to a gross profit of $10.6 million, or 48.3% of sales revenues, for the three months ended March 31, 2023. The decrease in gross profit is primarily attributable to higher costs in Massachusetts, as we continue to optimize processes at the Fall River facility, following the consolidation of operational activity from our second Massachusetts facility in Holliston during Q3 2023. In addition, gross profit decreased due to higher sales discounts offered to customers in both Florida and New York, to remain competitive in those markets. This was partially offset by an increase in gross profit in Maryland as we continue to produce and sell more higher margin in-house products to meet adult-use demand during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

During the three months ended March 31, 2024, approximately 10,730 pounds of plant material was harvested in the eastern region as compared to approximately 8,860 pounds harvested during the three months ended March 31, 2023. The increase in harvested plant material is primarily attributable to increased cultivation and production activities in Florida to meet increased demand during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, and in New Jersey following the start of adult-use operations in July 2023. In Massachusetts, harvested plant material decreased during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, as we continue to optimize operations at the Fall River facility, following the wind down of activities at the Holliston facility in Q3 2023.

Western region

For the three months ended March 31, 2024, our sales revenues in the western region were $11.3 million as compared to $14.6 million for the three months ended March 31, 2023, which represents a decrease of 22.2%. The decrease in revenues in the western region is attributable to lower wholesale revenues in both Arizona and Nevada, as well as a decrease in net retail revenues in Arizona, attributed to higher discounts to improve customer retention during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

For the three months ended March 31, 2024, gross profit was $3.8 million, or 33.9% of sales revenues, as compared to a gross profit of $5.2 million, or 35.5% of sales revenues, for the three months ended March 31, 2023. The decrease in gross profit margin is attributable to higher discounts from increased promotional activities in Arizona during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

During the three months ended March 31, 2024, approximately 850 pounds of plant material was harvested in the western region as compared to approximately 1,850 pounds harvested during the three months ended March 31, 2023. The decrease is attributed to reduced production activity in Nevada, as the facility continues to operate at reduced capacity during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Harvests in Arizona remained consistent between the three months ended March 31, 2024 and March 31, 2023.

Other revenues and other gross profits

For the three months ended March 31, 2024, other revenues was $Nil as compared to $0.2 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, other gross profits was $Nil as compared to a negative $0.3 million for the three months ended March 31, 2023. This decrease in other revenues and other negative gross profits is due to the deconsolidation of our CBD business as of May 8, 2023.

Total operating expenses

For the three months ended March 31, 2024, our total operating expenses were $23.8 million as compared to $24.8 million for the three months ended March 31, 2023, which represents a decrease of 4.2%.

The decrease in total operating expenses resulted from a decrease of $0.4 million in our selling, general, and administrative expenses which is attributable to: $1.1 million decrease in share-based compensation from the grant of restricted stock units to employees as the majority of outstanding employee RSUs have fully vested in July 2023; $0.8 million decrease in our salaries, severance and employee expenses from reduced headcount during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023; and a $1.1 million decrease of legal, marketing and other professional fees during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was partially offset by a $1.6 million increase in interest and penalties on unpaid income taxes during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, and a $1.0 million increase in other general corporate expenditures during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, where we had $1.2 million in insurance refunds.

The decrease in total operating expenses is also attributable to a $0.6 million decrease in our depreciation and amortization expenses during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. We had a lower depreciable fixed and intangible asset base, as certain property, plant and equipment were fully depreciated in 2023.

In addition, the decrease in total operating expenses was attributed to a $0.1 million reduction in write-downs and other charges, net. credit loss provisions and settlement costs totaled $0.4 million during the three months ended March 31, 2024 as compared to write-downs of $0.5 million from asset disposals during the three months ended March 31, 2023.

Total other income and expenses

For the three months ended March 31, 2024, our total other expenses were $4.7 million as compared to total other expenses of $5.5 million for the three months ended March 31, 2023, which represents a decrease of 14.4%.

The decrease in total other expenses between the three months ended March 31, 2024 and 2023 is primarily attributable to a $1.2 million decrease in loss on debt extinguishment. This decrease in loss on debt extinguishment relates to the February 16, 2024 amendment of the Senior Secured Bridge Notes (the "2024 NJ Amendment") which resulted in a loss of $0.1 million as compared to an amendment fee of $1.3M from the first amendment of the Senior Secured Bridge Notes in February 2023. The total decrease in total other expenses was partially offset by a $0.4 million increase in interest expense, attributable to the Secured and Unsecured Debentures interest which are paid-in-kind and therefore, each subsequent quarter will accrue higher interest as the principal balance increased during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Income tax expense

For the three months ended March 31, 2024, our income tax expense was $2.7 million as compared to $3.8 million for the three months ended March 31, 2023, which represents a decrease of 28.3%. The decrease in income tax expense is attributable to certain non-deductible items and mix of our pre-tax income across various jurisdictions which decreased our effective tax rate from 24.1% during the three months ended March 31, 2024 as compared to 25.7% the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we held unrestricted cash of $13.6 million (December 31, 2023—$13.1 million) and had an accumulated deficit of $1,341.6 million (December 31, 2023—$1,327.6 million) and a working capital deficit of $79.5 million (December 31, 2023—$79.9 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the three months ended March 31, 2024 was $1.5 million as compared to net cash used in operating activities of $0.8 million for the three months ended March 31, 2023. The increase in our net cash provided from operating activities during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due primarily to the following: our net loss of $14.0 million, partially offset by $6.4 million of depreciation and amortization expense, $4.2 million in interest expense, $0.4 million in share-based compensation expense, $1.1 million of accretion expense, $0.1 million in loss on debt extinguishment from the amendment of our Senior Secured Bridge Notes, a $0.1 million loss on our equity method investment; and $2.9 million from changes in operating assets and liabilities items during the three months ended March 31, 2024.

Changes in other operating assets for the three months ended March 31, 2024 include a decrease in inventory of $3.4 million due to higher sales in New Jersey and Maryland during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, an increase in accounts receivable of $2.5 million from higher wholesale revenues during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, and a decrease in prepaid expenses of $0.1 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Changes in other operating liabilities for the three months ended March 31, 2024 include an increase in uncertain tax position liabilities of $5.2 million due to accrued income taxes being recognized as an uncertain tax position during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 where accrued income taxes of $3.8 million were posted in accrued and other current liabilities, partially offset by a $1.6 million in accrued interest penalties on unpaid income taxes, and an increase in accounts payable of $1.2 million as compared to the three months ended March 31, 2023.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024, was $0.9 million as compared to $1.0 million during the three months ended March 31, 2023. The decrease in cash used in investing activities was primarily attributable to lower capital expenditures in funding cultivation and dispensary projects in Florida and New Jersey during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $0.1 million as compared to net cash used in financing activities of $0.2 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, we paid less than $0.1 million on our employees' behalf as part of RSUs issuances as compared to $0.2 million during the three months ended March 31, 2023. Further, we repaid less than $0.1 million of debt during the three months ended March 31, 2024 and 2023.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 4 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Effective as of the October Resignation Date, Robert Galvin, our then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. In connection with the resignation, we executed the October Separation Agreement, pursuant to which, Mr. Galvin will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin will receive: (i) total cash compensation in the amount of approximately $0.4 million, which was paid in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which vested fully vest on January 4, 2024. Under the terms of the October Separation Agreement, we will continue to pay the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of March 31, 2024, the total balance owed to Mr. Galvin is $Nil (December 31, 2023 - $0.4 million).

Effective as of the Faraut Resignation Date, Philippe Faraut, our Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. in connection with the resignation, Mr. Faraut and we executed the Faraut Separation Agreement, pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, we will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of March 31, 2024, the total balance owed to Mr. Faraut is $0.2 million (December 31, 2023 - $Nil).

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of March 31, 2024, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $8.3 million (December 31, 2023 – $8.0 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of March 31, 2024 the outstanding related party portion of the interest payable was $0.3 million (December 31, 2023 - $Nil) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Our significant accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 28, 2024 which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC.

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

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) Our internal controls relating to financial reporting for inventory, including inventory valuation and consolidation of inventory, estimated useful lives and depreciation of long-lived assets, and expense cutoff for certain subsidiaries; (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth in this Item 1 of Part II or in Item 1 of Part I, "Financial Statements Note 10 - Contingencies and Guarantees", or in Item 3 of Part I, "Legal Proceedings", of our 2023 Annual Report on Form 10-K, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Roberts Matter

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement (“SRA”) to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the SRA forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the SRA. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023; however, the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. As of the date hereof, the court still has not set a new trial date. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. The motion remains pending.

U.S. Shareholder Class Action

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others in the United States District Court for the Southern District of New York (“SDNY”) for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Matter (as set forth below) and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order (the “Stipulation”) regarding the Lead Plaintiff’s Motion for Leave to File a second Amended Complaint. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), which the SDNY so ordered on October 19, 2022, ordering that the Defendants answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Finch and Cedeno actions shall be coordinated with discovery in the Hi-Med action referenced below, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced below, to mediation, which took place on January 17, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY. On December 20, 2023, the SDNY preliminarily approved the settlement. On April 10, 2024, the SDNY held the final approval hearing. Following this hearing, the SDNY issued an order, requesting additional information regarding the allocation of settlement funds. The Lead Plaintiff submitted the additional information to the SDNY on April 26, 2024, and the parties are awaiting further direction from the SDNY.

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

In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above). On November 30, 2022, the Defendants filed a Petition to Vacate Arbitration Award and CGX filed its opposition on January 30, 2023. On February 3, 2023, the Defendants requested a hearing on the Petition to Vacate Arbitration Award.

The Circuit Court for Baltimore County scheduled a hearing on the Petition to Vacate Arbitration Award for February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. The hearing for the S8 Arbitration is currently scheduled to begin on July 15, 2024. On April 8, 2024, the Defendants submitted the required ownership transfer paperwork to the Maryland Cannabis Administration (the "MCA") to request approval of the transfer of ownership of LMS to CGX following the denial of the Defendants' Petition to Vacate Arbitration Award. Also on April 8, 2024, the Defendants requested that the MCA either deny the ownership transfer of LMS to CGX, or delay their consideration of the request until the S8 Arbitration is complete. On April 22, 2024, the MCA notified the parties that it will wait to consider the request to transfer ownership of LMS to CGX until the S8 Arbitration is complete.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Reports, which could materially affect our business, financial condition or future results. The risks described in our Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1+*	Separation Agreement and General Release, dated April 5, 2024, by and between the Company and Philippe Faraut

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: May 14, 2024	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Justin Vu
Justin Vu
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)