Form 10-Q
period 2024-06-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2024-08-14
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56228

IANTHUS CAPITAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-1360810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

214 King Street, Suite 400 Toronto, Ontario M5H 3S6	M5H 3S6
(Address of principal executive offices)	(Zip Code)

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

Number of common shares outstanding as of August 6, 2024 was 6,626,880,480.

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	June 30,	December 31,
	2024 (Unaudited)	2023 (Audited)
Assets
Cash	$16,548	$13,104
Restricted cash	393	71
Accounts receivable, net of allowance for credit losses of $906 (December 31, 2023 - $384)	6,553	4,609
Prepaid expenses	1,796	2,100
Inventories, net	25,387	25,382
Other current assets	1,755	243
Current Assets	52,432	45,509
Investments	924	735
Property, plant and equipment, net	90,799	94,003
Operating lease right-of-use assets, net	25,500	27,377
Other long-term assets	4,322	4,411
Intangible assets, net	98,457	105,372
Total Assets	$272,434	$277,407
Liabilities and Shareholders' (Deficit)
Accounts payable	$15,401	$14,399
Accrued and other current liabilities	96,855	103,261
Current portion of long-term debt, net of issuance costs	59	55
Current portion of operating lease liabilities	7,156	7,716
Current Liabilities	119,471	125,431
Long-term debt, net of issuance costs	172,879	165,221
Deferred income tax	17,468	20,412
Long-term portion of operating lease liabilities	23,919	28,009
Uncertain tax position liabilities	21,137	—
Total Liabilities	$354,874	$339,073
Commitments (Refer to Note 9)
Shareholders' (Deficit)
Common shares - no par value. Authorized - unlimited number. 6,615,326 - issued and outstanding (December 31, 2023 - 6,510,527 - issued and outstanding)	—	—
Additional paid-in capital	1,268,991	1,265,978
Accumulated deficit	(1,351,431)	(1,327,644)
Total Shareholders' (Deficit)	$(82,440)	$(61,666)
Total Liabilities and Shareholders' (Deficit)	$272,434	$277,407

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Adjusted)		(As Adjusted)
Revenues, net of discounts	$42,999	$38,715	$84,563	$75,468
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(22,309)	(20,325)	(46,672)	(41,566)
Gross profit	20,690	18,390	37,891	33,902

Operating expenses
Selling, general and administrative expenses	14,905	17,919	30,789	35,788
Depreciation and amortization	5,704	6,294	11,587	12,748
Write-downs and other charges, net	306	4	703	24
Total operating expenses	20,915	24,217	43,079	48,560

Loss from operations	(225)	(5,827)	(5,188)	(14,658)

Interest and other income	2,781	296	3,433	365
Interest expense	(4,241)	(3,899)	(8,393)	(7,634)
Accretion expense	(1,165)	(974)	(2,237)	(1,952)
Loss on debt extinguishment (Refer to Note 4)	—	—	(114)	(1,288)
Losses from changes in fair value of financial instruments	(16)	(11)	(9)	(44)
Loss before income taxes	(2,866)	(10,415)	(12,508)	(25,211)

Income tax expense	6,923	9,734	11,279	13,533
Net loss	$(9,789)	$(20,149)	$(23,787)	$(38,744)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	6,510,844	6,408,088	6,542,220	6,413,710

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(In thousands of U.S. dollars or shares)

	Three Months Ended June 30, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – March 31, 2024	6,615,002	$1,268,267	$(1,341,642)	$(73,375)
Share-based compensation	486	726	—	726
Share settlement for taxes paid related to restricted stock units	(162)	(2)	—	(2)
Net loss	—	—	(9,789)	(9,789)
Balance – June 30, 2024	6,615,326	$1,268,991	$(1,351,431)	$(82,440)

	Six Months Ended June 30, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders (Deficit)
Balance – January 1, 2024	6,510,527	$1,265,978	$(1,327,644)	$(61,666)
Share-based compensation	25,947	1,160	—	1,160
Share settlement for taxes paid related to restricted stock units	(2,462)	(48)	—	(48)
Shares issued for legal settlement - (Refer to Note 10)	20,000	320	—	320
Shares issued for 2024 NJ Amendment	61,314	1,581	—	1,581
Net loss	—	—	(23,787)	(23,787)
Balance – June 30, 2024	6,615,326	$1,268,991	$(1,351,431)	$(82,440)

	Three months ended June 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – March 31, 2023	6,439,071	$1,263,300	$(1,269,618)	$(6,318)
Share-based compensation	9,255	1,593	—	1,593
Share settlement for taxes paid related to restricted stock units	(3,103)	(30)	—	(30)
Net loss	—	—	(20,149)	(20,149)
Balance – June 30, 2023	6,445,223	$1,264,863	$(1,289,767)	$(24,904)

	Six months ended June 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity/ (Deficit)
Balance – January 1, 2023	6,403,289	$1,262,012	$(1,251,023)	$10,989
Share-based compensation	52,813	3,082	—	3,082
Share settlement for taxes paid related to restricted stock units	(10,879)	(231)	—	(231)
Net loss	—	—	(38,744)	(38,744)
Balance – June 30, 2023	6,445,223	$1,264,863	$(1,289,767)	$(24,904)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(23,787)	$(38,744)
Adjustments to reconcile net loss to net cash provided by operations:
Interest income	(2)	(4)
Interest expense	8,393	7,634
Accretion expense	2,237	1,952
Depreciation and amortization	12,575	13,800
Write-downs and other charges, net	703	24
(Gain)/loss from deconsolidation of subsidiaries	(2,120)	512
Inventory reserve	159	249
Share-based compensation	1,160	3,082
Losses from changes in fair value of financial instruments	9	44
Loss on debt extinguishment (Refer to Note 4)	114	1,288
Loss on equity method investments	122	—
Change in operating assets and liabilities (Refer to Note 12)	6,328	10,842
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$5,891	$679
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,670)	(1,946)
Acquisition of other intangible assets	(62)	(2,345)
Investments in associates	(320)	(335)
Proceeds from sale of property, plant and equipment	2	—
Cash impact of deconsolidation of subsidiaries	—	(68)
NET CASH USED IN INVESTING ACTIVITIES	$(2,050)	$(4,694)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(27)	(25)
Taxes paid related to net share settlement of restricted stock units	(48)	(231)
NET CASH USED IN FINANCING ACTIVITIES	$(75)	$(256)

CASH AND RESTRICTED CASH
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH DURING THE PERIOD	3,766	(4,271)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 12)	13,175	14,406
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 12)	$16,941	$10,135

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

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2024, or any other period.

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three and six months ended June 30, 2024, the Company reported net losses of $9.8 million and $23.8 million, respectively. For the six months ended June 30, 2024, the company generated operating cash inflow of $5.9 million, had a working capital deficiency of $67.0 million, and an accumulated deficit of $1,351.4 million.

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

Significant estimates made by management include, but are not limited to: economic lives of leased assets; inputs used in the valuation of inventory; allowances for potential credit losses, provisions for inventory obsolescence; impairment assessment of long-lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates for uncertain tax liabilities; estimates of fair value of identifiable assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.

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

(h) Change in Accounting Policy

Upon adoption of Accounting Standards Codification (ASC) Topic 740-10 “Income Taxes” (Topic 740-10), the Company elected to follow an accounting policy to classify interest and penalties related to accrued income taxes under "selling, general and administrative expenses". The Company has now elected to classify interest and penalties related to income tax liabilities, when applicable, as part of “income tax expense”.

The change in classification is considered preferable as it i) aligns with how the Company manages its ongoing tax obligations, ii) provides more transparent reporting of expenses by classifying taxes distinct from expenses incurred as a result of the Company’s core business activities, and iii) enhances the comparability of these financial statements with those within the industry.

In accordance with ASC Topic 250-10 "Accounting Changes and Error Corrections", the periods presented below have been retrospectively adjusted to reflect the changes to income tax expense and selling, general, and administrative expenses. The effect of the adjustment on the line items within the Company’s unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2023 is as follows:

Prior Year's Line item	As Previously Reported		Amount Reclassified		As Adjusted
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

Selling, general and administrative expenses	$22,211	$40,080	$(4,292)	$(4,292)	$17,919	$35,788
Income tax expense	$5,442	$9,241	$4,292	$4,292	$9,734	$13,533

(i) Reclassification

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications adjustment had no effect on the Company’s previously reported unaudited interim condensed consolidated statements of operations and unaudited interim condensed consolidated statements of cash flows.

The following table summarizes the effects of reclassification adjustment on the line items within the Company’s unaudited interim condensed consolidated statements of operations:

Prior Year's Line item	As Previously Reported		Amount Reclassified		As Reclassed
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023

(Recoveries), write-downs, and other charges, net	$20	$536	$(16)	$(512)	$4	$24
Interest and other income	$(312)	$(877)	$16	$512	$(296)	$(365)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the effects of reclassification adjustment on the line items within the Company’s unaudited interim condensed consolidated statements of cash flows:

Prior Year's Line item	As Previously Reported	Amount Reclassified	As Reclassed
	Six Months Ended June 30, 2023	Six Months Ended June 30, 2023	Six Months Ended June 30, 2023

Accounts payable	$4,733	$335	$5,068
Change in operating assets and liabilities:	10,507	335	10,842
Investment in associates	—	(335)	(335)
Net cash used in investing activities	(4,359)	(335)	(4,694)

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

Maturities of lease liabilities for operating leases as of June 30, 2024, were as follows:

Operating Leases
2025	$7,156
2026	7,384
2027	7,032
2028	6,755
2029	6,547
Thereafter	35,263
Total lease payments	$70,137
Less: interest expense	(39,062)
Present value of lease liabilities	$31,075
Weighted-average remaining lease term (years)	9.6
Weighted-average discount rate	20%

For the three and six months ended June 30, 2024, the Company recorded operating lease expenses of $2.0 million and $4.2 million, respectively (June 30, 2023 – $2.2 million and $4.5 million, respectively), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recorded sublease income of $0.2 million and $0.4 million, respectively (June 30, 2023 – $0.3 million and $0.5 million, respectively), which is included in interest and other income on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Operating cash flows from operating leases for the three and six months ended June 30, 2024 was $1.9 million and $3.8 million, respectively (June 30, 2023 - $1.9 million and $3.9 million, respectively).

Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	June 30, 2024	December 31, 2023
Operating lease right-of-use assets, net	Operating leases	$25,500	$27,377
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,156	$7,716
Long-term portion of operating lease liabilities	Operating leases	23,919	28,009
Total		$31,075	$35,725

Note 3 - Inventories, net

Inventories are comprised of the following items:

	June 30,	December 31,
	2024	2023
Supplies	$4,050	$5,331
Raw materials	5,695	7,110
Work in process	5,999	6,351
Finished goods	9,826	6,614
Inventory reserve	(183)	(24)
Total	$25,387	$25,382

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and six months ended June 30, 2024, the Company recorded $Nil and $Nil, respectively (June 30, 2023 – $Nil and $0.9 million, respectively), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

Note 4 - Long-Term Debt

The following table summarizes long term debt outstanding as of June 30, 2024:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2024	$15,565	$101,856	$28,247	$18,856	$752	$165,276
Fair value of financial liabilities issued	14,345	—	—	—	—	14,345
Paid-in-kind interest	239	4,603	1,154	924	—	6,920
Accretion of balance	271	1,477	—	489	—	2,237
Debt extinguishment	(15,813)	—	—	—	—	(15,813)
Repayment	—	—	—	—	(27)	(27)
As of June 30, 2024	$14,607	$107,936	$29,401	$20,269	$725	$172,938

As of June 30, 2024, the total and unamortized debt discount costs were $21.9 million and $13.8 million, respectively (December 31, 2023— $20.4 million and $14.6 million, respectively).

As of June 30, 2024, total interest paid on long-term debt was $0.5 million (December 31, 2023 - $0.1 million).

iAnthus New Jersey, LLC Senior Secured Bridge Notes

On February 2, 2021, iAnthus New Jersey, LLC ("INJ") issued an aggregate of $11.0 million of senior secured bridge notes ("Senior Secured Bridge Notes") which initially matured on the earlier of (i) February 2, 2023, (ii) the date on which the Company

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

closes a Qualified Financing (as defined below) and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The Senior Secured Bridge Notes initially accrued interest at a rate of 14.0% per annum, decreasing to 8.0% upon the closing of the Recapitalization Transaction (increasing to 25.0% per annum in the event of default). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to the ICH of not less than $10 million from the subscription of the ICH's securities, including, but not limited to, a private placement or rights offering.

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

In accordance with debt extinguishment accounting guidance outlined in ASC 470 "Debt", the terms of the Senior Secured Bridge Notes were materially modified pursuant to both the Amendment and 2024 NJ Amendment and as such, for the three and six months ended June 30, 2024 the Company recorded a loss on debt extinguishment of $Nil and $0.1 million, respectively (June 30, 2023 - $Nil and $1.3 million, respectively), on the unaudited interim condensed consolidated statements of operations.

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the fair value of $14.3 million.

For the three and six months ended June 30, 2024, interest expense of $0.4 million and $0.9 million, respectively (June 30, 2023 - $0.4 million and $0.8 million, respectively), and accretion expense of $0.2 million and $0.3 million, respectively (June 30, 2023 - less than $0.1 million and less than $0.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of June 30, 2024. The Senior Secured Bridge Notes are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2024, interest expense of $2.3 million and $4.6 million, respectively (June 30, 2023 - $2.1 million and $4.2 million, respectively), and accretion expense of $0.8 million and $1.5 million, respectively (June 30, 2023 - $0.7 million and $1.4 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of June 30, 2024. The June Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2024, interest expense of $0.4 million and $0.9 million, respectively (June 30, 2023 - $0.4 million and $0.8 million, respectively), and accretion expense of $0.3 million and $0.5 million, respectively (June 30, 2023 - $0.3 million and $0.5 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of June 30, 2024. The June Unsecured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2024, interest expense of $0.6 million and $1.2 million, respectively (June 30, 2023 — $0.6 million and $1.1 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of June 30, 2024. The Additional Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the six months ended June 30, 2024:

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
•
On April 24, 2024, the Company issued common shares totaling 486 for vested RSUs. The Company withheld 162 common shares to satisfy employees’ tax obligations of less than $0.1 million.

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
(b)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Common share options	7,877	7,877
Restricted stock units	265,361	325,643
Total	273,238	333,520
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

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense related to stock options for the three and six months ended June 30, 2024 was $Nil and $Nil, respectively (June 30, 2023 - less than $0.1 million and less than $0.1 million, respectively), and is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The following table summarizes certain information in respect of option activity during the period:

	Six Months Ended June 30, 2024			Year Ended December 31, 2023
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	6.03	7,877	$0.05	7.78
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	6.03	7,877	$0.05	6.78

(1)
As of June 30, 2024, 7,877 of the stock options outstanding were exercisable (December 31, 2023 - 7,877).

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

There was no stock option activity for the three and six months ended June 30, 2024 and the year ended December 31, 2023.

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

There was no RSUs awarded during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2024, the Company recognized $0.7 million and $1.2 million, respectively of share-based compensation expense associated with the RSUs (June 30, 2023—$1.6 million and $3.1 million, respectively). Share-based

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of June 30, 2024, there was approximately $3.0 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.94 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Six Months Ended June 30, 2024		Year Ended December 31, 2023
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	315,668	$0.02	129,671	$0.07
Granted	—	—	304,212	0.02
Vested	(33,951)	0.02	(108,021)	0.08
Forfeited	(34,334)	0.02	(10,194)	0.07
Unvested balance, ending	247,383	$0.02	315,668	$0.02

Note 6 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Adjusted)		(As Adjusted)
Loss before income taxes	$(2,866)	$(10,415)	$(12,508)	$(25,211)
Income tax expense	6,923	9,734	11,279	13,533
Effective tax rate	-241.6%	-93.5%	-90.2%	-53.7%

The Company's effective tax rate differs from the federal statutory rate of 21.0% primarily due to its reserve for uncertain tax positions based on the legal interpretations of IRC Section 280E, and to a lesser extent, certain state income taxes and certain non-deductible items.

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

As of June 30, 2024, the Company has $20.1 million of reserves for unrecognized tax positions included as part of long-term liabilities, that, if recognized, would impact the effective tax rate. The reserves were established primarily due to the legal interpretations that challenge the Company's tax liability under IRC Section 280E, as applied to certain amended filings for the tax years ending December 31, 2020, 2021 and 2022 and to future periods. The Company had no unrecognized tax benefits as of June 30, 2023. Additionally, the Company records interest and penalties related to unrecognized tax benefits within the provision for income taxes.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 - Segment Information

The below table presents results by segment for the three and six months ended June 30, 2024 and 2023:

Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net of discounts
Eastern Region	$32,363	$24,824	$62,589	$46,835
Western Region	10,636	13,841	21,974	28,406
Other(1)	—	50	—	227
Total	$42,999	$38,715	$84,563	$75,468
Gross profit (loss)
Eastern Region	$16,269	$13,308	$29,625	$23,930
Western Region	4,421	5,079	8,266	10,251
Other	—	3	—	(279)
Total	$20,690	$18,390	$37,891	$33,902
Depreciation and amortization
Eastern Region	$3,831	$4,342	$7,838	$8,813
Western Region	1,759	1,827	3,517	3,680
Other	114	125	232	255
Total	$5,704	$6,294	$11,587	$12,748
Write-downs and other charges, net
Eastern Region	102	(20)	$118	$(20)
Western Region	204	(8)	265	(8)
Other	—	32	320	52
Total	$306	$4	$703	$24
Net loss
Eastern Region	$(4,504)	$(6,933)	$(5,485)	$(12,847)
Western Region	(4,864)	(1,131)	(5,499)	(1,571)
Other	(421)	(12,085)	(12,803)	(24,326)
Total	$(9,789)	$(20,149)	$(23,787)	$(38,744)
Purchase of property, plant and equipment
Eastern Region	$680	$921	$1,512	$1,909
Western Region	83	23	122	34
Other	29	—	36	3
Total	$792	$944	$1,670	$1,946
Purchase of other intangible assets
Eastern Region	$—	$2,335	$—	$2,335
Other	46	5	62	10
Total	$46	$2,340	$62	$2,345

(1)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments. The Company has deconsolidated results from its Vermont, CBD and Nevada operations as of March 8, 2023, May 8, 2023 and June 24, 2024, respectively.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	As of June 30,	As of December 31,
	2024	2023
Assets
Eastern Region	$214,506	$215,743
Western Region	44,140	51,148
Other	13,788	10,516
Total	$272,434	$277,407

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10.0% of the Company’s annual revenues. For the three and six months ended June 30, 2024 and 2023, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.

Geographic Information

As of June 30, 2024 and 2023, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the three and six months ended June 30, 2024 and 2023, the Company disaggregated its revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net of discounts
iAnthus branded products	$21,414	$21,856	$42,616	$42,775
Third party branded products	17,412	14,524	33,280	28,202
Wholesale/bulk/other products	4,173	2,335	8,667	4,491
Total	$42,999	$38,715	$84,563	$75,468

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of June 30, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments - other (1)	$47	$—	$877	$924	$56	$—	$679	$735

(1)
Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and six months ended June 30, 2024 and 2023.

The Company’s investment in 4Front Venture Corp. as of June 30, 2024 and December 31, 2023, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data available.

Level 1 investments are comprised of equity investments which are re-measured at fair value using quoted market prices.

Level 3 investments are comprised of two investments made by the Company in which it holds an equity interest. The Company exercises significant influence for one of these investments and therefore records this investment under the equity method. The investment was initially recognized at cost and the Company recognizes its proportionate share of earnings and losses from the investment each reporting period.

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2023	$56	$—	$679
Additions	—	125	195
Revaluations	(9)	—	—
Loss on equity method investments	—	—	(122)
Balance as of June 30, 2024	$47	$125	$752

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The following table summarizes the Company’s long-term debt instruments (Note 4) at their carrying value and fair value:

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$20,269	$18,473	$18,856	$17,301
June Secured Debentures	137,337	124,457	130,103	118,118
Secured Notes	14,607	14,804	15,565	15,414
Other	725	732	752	772
Total	$172,938	$158,466	$165,276	$151,605

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the Company’s contractual obligations and commitments as of June 30, 2024:

	2025	2026	2027	2028	2029
Operating leases	$7,156	$7,384	$7,032	$6,755	$6,547
Service and other contracts	2,105	—	—	—	—
Long-term debt	1,957	18,461	216,377	91	104
Total	$11,218	$25,845	$223,409	$6,846	$6,651

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility for $3.0 million (the "Purchase Price"). The Purchase Price will be paid as follows: $1.0 million payable in cash at closing and the remaining $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum pursuant to a promissory note. The proceeds from the Purchase Price will be used by the Company to satisfy certain federal tax obligations. The closing of the MA Purchase Agreement is subject to, among other customary conditions, approval of the Massachusetts Cannabis Control Commission, which remains open.

On February 23, 2024, the Company's wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated, third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale are $6.5 million (the "Purchase Price"). Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement ("Closing") and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning three months after the Closing, over 36 months with interest accruing at 8% per annum. The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"), which remains open. On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, which was approved by the NV CCB and became effective as of June 24, 2024 (the “NV Management Agreement Effective Date”).

As of the NV Management Agreement Effective Date, all operational control of GMNV was transferred to the Manager and the Company determined that it no longer had a controlling financial interest as of the NV Management Agreement Effective Date. The Company recognized a gain of $2.1 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net liabilities disposed from deconsolidation on the NV Management Agreement Effective Date, which was presented in "interest and other income" on the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2024. As the consideration to be received is contingent on the receipt of the approval from the NV CCB, no consideration has been recognized to date. Once the license transfer has been approved and the consideration has been received from the Buyer, the Company will recognize the associated gains at such time.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County initially set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023, but the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a second Amended Complaint was included as part of the Stipulation identified above. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October12, 2022, the parties filed the Joint Stipulation and Proposed Scheduling Order, which the SDNY so ordered on October 19, 2022, ordering that that the Defendants’ answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Class Action Lawsuit shall be coordinated with discovery in the Hi-Med action referenced above, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced above, to mediation, which took place on January 17, 2023. On January 31, 2023, the parties advised the SDNY that the Defendants and Lead Plaintiff reached a settlement in principle and anticipated filing a motion for preliminary approval of the settlement by March 9, 2023. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Class Action Lawsuit pending submission of the motion for preliminary approval. On March 7, 2023, the parties advised the SDNY that the parties required a short extension of the motion for preliminary approval of the settlement and such motion would be filed by March 21, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY. On December 20, 2023, the SDNY preliminarily approved the settlement. On April 10, 2024, the SDNY held the final approval hearing. Following this hearing, the SDNY issued an order, requesting additional information regarding the allocation of settlement funds. The Lead Plaintiff submitted the additional information to the SDNY on April 26, 2024. On May 28, 2024, the SDNY approved the settlement and issued its final judgment and order of dismissal with prejudice, which concludes this matter.

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

On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed a Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, Defendants filed a Petition to Vacate Arbitration Award. CGX’s filed its response on January 30, 2023, and subsequently the Defendants filed a Request for Hearing on February 3, 2023. The Circuit Court for Baltimore County had a hearing on the Petition to Vacate Arbitration Award on February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. On April 8, 2024, the Defendants submitted the required ownership transfer paperwork to the Maryland Cannabis Administration (the "MCA") to request approval of the transfer of ownership of LMS to CGX following the denial of the Defendants' Petition to Vacate Arbitration Award. Also on April 8, 2024, the Defendants requested that the MCA either deny the ownership transfer of LMS to CGX, or delay their consideration of the request until the S8 Arbitration is complete. On April 22, 2024, the MCA notified the parties that it will wait to consider the request to transfer ownership of LMS to CGX until the S8 Arbitration is complete. Beginning on July 15, 2024, the parties attended a hearing regarding claims (iii) and (iv) in the CGX Arbitration and the claims in the S8 Arbitration. The parties must file post-hearing briefs by August 27, 2024 and oral argument regarding the post-hearing briefs is currently scheduled for September 16, 2024.

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

On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the requested change of ownership and control of McCrory’s Sunny Hill Nursery, LLC ("McCrory's"), a wholly owned subsidiary of the Company (the “Variance Request”), resulting from the closing of the Recapitalization Transaction. On November 19, 2021, Weisser filed a petition (as amended, the “Florida Petition”) with the OMMU, challenging the OMMU’s approval of the Variance Request. On February 3, 2022, the Florida Division of Administrative Hearings (“DOAH”) issued a Recommended Order of Dismissal, recommending that the OMMU enter a final order dismissing the Florida Petition for lack of standing. On May 4, 2022, the OMMU issued a final agency order (the “Final Order”), which accepted the recommendation of the DOAH and dismissed the Florida Petition for lack of standing. Weisser appealed the Final Order with the District Court of Appeal in the First District of Florida ("Court of Appeal") and filed his initial brief on November 9, 2022, which seeks a reversal of the Final Order. On February 3, 2023, the Company filed a Motion to Dismiss the appeal, which the Court of Appeal denied on June 16, 2023. On July 6, 2023, McCrory's filed its answer brief in response to Weisser's appeal brief. On June 12, 2024, the Court of Appeal affirmed the Final Order, finding that Weisser lacked standing to challenge the Final Order. Weisser did not seek rehearing of the Court of Appeal's decision and did not seek discretionary review by the Florida Supreme Court. As a result, this matter is now closed.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 11 - Related Party Transactions

	June 30,	December 31,
	2024	2023
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	—	15,566
Long-term debt, net of issuance costs (1)	168,735	144,321
Accrued and other current liabilities	8,919	8,302
Total	$177,654	$168,189

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 4 for further discussion.

Effective as of October 11, 2023 (the "October Resignation Date"), Robert Galvin, the Company's then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Galvin and the Company executed a separation agreement (the "October Separation Agreement"), pursuant to which, Mr. Galvin will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin will receive: (i) total cash compensation in the amount of approximately $0.4 million, which is payable in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which shall fully vest on January 4, 2024. Under the terms of the October Separation Agreement, the Company will continue to pay the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of June 30, 2024, the total balance owed to Mr. Galvin is $Nil (December 31, 2023 - $0.4 million).

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, the Company's then-Chief Financial Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Faraut and the Company executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, the Company will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of June 30, 2024, the total balance owed to Mr. Faraut is $0.1 million (December 31, 2023 - $Nil)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of June 30, 2024, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $8.6 million (December 31, 2023 – $8.0 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pursuant to the terms of 2024 NJ Amendment interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of June 30, 2024 the outstanding related party portion of the interest payable was $0.2 million (December 31, 2023 - $Nil) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Note 12 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Six Months Ended June 30,
	2024	2023
Income taxes (including interest and penalties)	$1,740	$2,108
Interest	527	59

(b) Changes in operating assets and liabilities are comprised of the following:

	Six Months Ended June 30,
	2024	2023
Decrease (increase) in:
Accounts receivables, net	$(2,465)	$(165)
Prepaid expenses	294	(733)
Inventories, net	(1,211)	(4,102)
Other current assets	(411)	9
Other long-term assets	(440)	(56)
Operating leases	(876)	(732)
(Decrease) increase in:
Accounts payable	990	5,068
Accrued and other current liabilities	(10,690)	11,553
Uncertain tax position liabilities	21,137	—
	$6,328	$10,842

(c) Depreciation and amortization are comprised of the following:

	Six Months Ended June 30,
	2024	2023
Property, plant and equipment	$4,610	$5,791
Operating lease ROU assets	987	1,052
Intangible assets	6,978	6,957
	$12,575	$13,800

(d) Write-downs, and other charges, net are comprised of the following:

	Six Months Ended June 30,
	2024	2023
Account receivable	$521	$4
Share issuance	320	—
Operating lease ROU assets	(136)	—
Property, plant and equipment	(2)	20
	$703	$24

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(e) Significant non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2024	2023
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$6,920	$6,924
Non-cash issuance of shares from Senior Secured Bridge Notes Amendment	1,581	—
Assets classified as assets held for sale	1,292	1,711
Non-cash issuance of shares from Hi-Med settlement agreement	320	—
Non-cash issuance of Senior Secured Bridge Notes	14,345	—
Non-cash extinguishment of Senior Secured Bridge Notes	(15,813)	—

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of June 30, 2024, the Company held $0.4 million as restricted cash (December 31, 2023—less than $0.1 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	June 30, 2024	December 31, 2023
Cash	$16,548	$13,104
Restricted cash	393	71
Total cash and restricted cash presented in the statements of cash flows	$16,941	$13,175

Note 13 - Subsequent Events

Legal Proceedings

Please refer to Note 10 for further discussion.

Issuance of Common Shares

On July 2, 2024, the Company issued 11,554 common shares for vested RSUs. The Company withheld 6,423 common shares to satisfy employees’ tax obligations of less than $0.1 million.

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

Overview

We are a vertically-integrated, multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities in the United States. Although, we are committed to creating a national retail brand and portfolio of branded cannabis products recognized in the United States, cannabis currently remains illegal under U.S. federal law.

Through our subsidiaries, we currently own and/or operate 39 dispensaries and eight cultivation and/or processing facilities in six U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional five dispensary licenses and/or dispensary facilities in two states, plus an uncapped number of dispensary licenses in Florida, and up to 18 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in seven U.S. states, all subject to the necessary regulatory approvals.

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

Financial Restructuring

The significant disruption of global financial markets, and specifically, the decline in the overall public equity cannabis markets due to the COVID-19 pandemic negatively impacted our ability to secure additional capital, which caused liquidity constraints. In early 2020, due to the liquidity constraints, we attempted to negotiate temporary relief of our interest obligations with the lenders (the “Secured Lenders”) of our 13.0% senior secured debentures (the “Secured Notes”) issued by our wholly-owned subsidiary, iAnthus Capital Management, LLC (“ICM”). However, we were unable to reach an agreement and did not make interest payments when due and payable to the Secured Lenders or payments that were due to the holders (the “Unsecured Lenders” and together with the Secured Lenders, the “Lenders”) of our 8.0% convertible unsecured debentures (the “Unsecured Debentures”). As a result, we defaulted on our obligations pursuant to the Secured Notes and Unsecured Debentures.

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

As of the Closing Date, the outstanding principal amount of the Secured Notes (including the interim financing secured notes in the aggregate principal amount of approximately $14.7 million originally due on July 13, 2025) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) the issuance of the 8.0% secured debentures (the "June Secured Debentures") to the lender parties (the "New Secured Lenders") in the aggregate principal amount of $99.7 million and (C) the issuance of the 8.0% unsecured debentures (the “June Unsecured Debentures”) to the Secured Lenders in the aggregate principal amount of $5.0 million. Also, as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) the June Unsecured Debentures in the aggregate principal amount of $15.0 million. Furthermore, all existing options and warrants to purchase our common shares, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the amended and restated plan of arrangement (the "Plan of Arrangement"), were cancelled and extinguished for no consideration.

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

Dispositions

Certain Massachusetts Assets

On February 9, 2024, our wholly-owned subsidiary, Mayflower Medicinals, Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility for $3.0 million (the "Purchase Price"). The Purchase Price will be paid as follows: $1.0 million payable in cash at closing and the remaining $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum pursuant to a promissory note. The proceeds from the Purchase Price will be used to satisfy certain federal tax obligations. The closing of the MA Purchase Agreement is subject to, among other customary conditions, approval of the Massachusetts Cannabis Control Commission, which remains open.

Nevada Assets

On February 23, 2024, our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale are $6.5 million. The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"), which remains open. On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, which was approved by the NV CCB and became effective June 24, 2024 (the "NV Management Agreement Effective Date"). Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement (the "Closing") and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning three months after the Closing, over 36 months with interest accruing at 8% per annum.

As of the NV Purchase Agreement Effective Date, all operational control of GMNV was transferred to the Manager and we determined that we no longer had a controlling financial interest as of the NV Purchase Agreement Effective Date. We recognized a gain on deconsolidation of $2.1 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net liabilities disposed from deconsolidation on the NV Management Agreement Effective Date, which was presented in "interest and other income" on the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2024. As the consideration to be received is contingent on the receipt of the approval from the NV CCB, no consideration has been recognized to date. Once the license transfer has been approved and the consideration has been received from the Buyer, we will recognize the associated gains at such time.

Recent Developments

Issuance of Common Shares

On July 2, 2024, common shares totaling 11,554 common shares for vested RSUs. of this, 6,423 common shares were withheld to satisfy employees’ tax obligations of less than $0.1 million.

Results of Operations for the Three and Six Months ended June 30, 2024 and 2023

Revenues and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2024	2023	2024	2023
Revenues
Eastern Region	$32,363	$24,824	$62,589	$46,835
Western Region	10,636	13,841	21,974	28,406
Other	—	50	—	227
Total revenues	$42,999	$38,715	$84,563	$75,468

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(16,094)	$(11,516)	$(32,964)	$(22,905)
Western Region	(6,215)	(8,762)	(13,709)	(18,155)
Other	—	(47)	—	(506)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(22,309)	$(20,325)	$(46,672)	$(41,566)
Gross profit
Eastern Region	$16,269	$13,308	$29,625	$23,930
Western Region	4,421	5,079	8,266	10,251
Other	—	3	—	(279)
Total gross profit	$20,690	$18,390	$37,891	$33,902

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, and New Jersey. Results from our Vermont and CBD businesses were included until March 8, 2023 and May 8, 2023, respectively, when they were deconsolidated. The western region includes our operations in Arizona and Nevada. Results from our Nevada business was included until June 23, 2024, when it was then deconsolidated, while our Colorado operations were included until November 14, 2023, the date at which our remaining assets and investments were sold.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2024	2023	2024	2023
Total operating expenses	$20,915	$24,217	$43,079	$48,560
Total other expenses	(2,641)	(4,588)	(7,319)	(10,554)
Income tax expense	6,923	9,734	11,279	13,533

Selling, General and Administrative Expenses Details

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2024	2023	2024	2023
Salaries and employee benefits	$6,364	$7,908	$13,717	$15,901
Severance	77	345	255	476
Share-based compensation	726	1,593	1,159	3,082
Legal and other professional fees	1,802	1,851	3,905	5,023
Facility, insurance and technology costs	3,341	3,173	6,702	6,459
Marketing expenses	888	1,200	1,782	2,390
Travel and pursuit costs	302	223	499	461
Amortization on right-of-use assets	500	516	987	1,051
Other general corporate expenditures	905	1,110	1,783	945
Total	$14,905	$17,919	$30,789	$35,788

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

Eastern region

For the three months ended June 30, 2024, our sales revenues in the eastern region were $32.4 million as compared to $24.8 million for the three months ended June 30, 2023, which represents an increase of 30.4%. The main drivers for the increase in revenues are from the launch of our adult-use programs in July 2023, in both Maryland and New Jersey. Further, retail revenues increased in Florida and New York from increased marketing and promotions offered in these markets during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This was partially offset by lower revenues in Massachusetts, resulting from reduced production volumes of in-house products to be sold during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

For the three months ended June 30, 2024, gross profit was $16.3 million, or 50.3% of sales revenues, as compared to a gross profit of $13.3 million, or 53.6% of sales revenues, for the three months ended June 30, 2023. The decrease in gross profit is primarily attributable to higher costs in Massachusetts, as we continue to optimize processes at the Fall River facility, following the closure of operational activity at our second Massachusetts facility in Holliston during Q3 2023. This resulted in higher inventory costs as production volume decreased during the three months ended June 30, 2024, as compared to three months ended June 30, 2023. In addition, gross profit decreased due to higher costs in New Jersey, as production activities are being ramped up to meet rising demand for adult use products, as well as, higher sales discounts offered to customers in New York, to remain competitive in those markets. This was partially offset by an increase in gross profit in Maryland as we continue to produce and sell more higher margin in-house products to meet adult-use demand during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

During the three months ended June 30, 2024, approximately 15,925 pounds of plant material was harvested in the eastern region as compared to approximately 10,180 pounds harvested during the three months ended June 30, 2023. The increase in harvested plant material is primarily attributable to increased cultivation and production activities in New Jersey, following the start of adult-use operations in July 2023, and to meet increased demand in Florida during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. In Massachusetts, harvested plant material decreased during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, as we continue to optimize operations at the Fall River facility, following the wind down of activities at the Holliston facility in Q3 2023.

Western region

For the three months ended June 30, 2024, our sales revenues in the western region were $10.6 million as compared to $13.8 million for the three months ended June 30, 2023, which represents a decrease of 23.2%. The decrease in revenues in the western region is attributable to lower wholesale revenues in Nevada, as well as a decrease in retail revenues in Arizona, attributed to higher discounts to improve customer retention during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

For the three months ended June 30, 2024, gross profit was $4.4 million, or 41.6% of sales revenues, as compared to a gross profit of $5.1 million, or 36.7% of sales revenues, for the three months ended June 30, 2023. The increase in gross profit margin is attributable to a favorable sales mix from increased sales from higher margin medical products in Arizona, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

During the three months ended June 30, 2024, approximately 911 pounds of plant material was harvested in the western region as compared to approximately 2,060 pounds harvested during the three months ended June 30, 2023. The decrease is attributed to reduced production activity in Nevada, as the facility continued to operate at reduced capacity during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Harvests in Arizona decreased marginally, as a result lower demand in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Other revenues and other gross profits

For the three months ended June 30, 2024, other revenues was $Nil as compared to less than $0.1 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, other gross profits was $Nil as compared to less than $0.1 million for the three months ended June 30, 2023. This decrease in other revenues and other gross profits is due to the deconsolidation of our CBD business as of May 8, 2023.

Total operating expenses

For the three months ended June 30, 2024, our total operating expenses were $20.9 million as compared to $24.2 million for the three months ended June 30, 2023, which represents a decrease of 13.6%.

The decrease in total operating expenses resulted from a decrease of $3.0 million in our selling, general, and administrative expenses which is attributable to: $0.9 million decrease in share-based compensation from the grant of restricted stock units to employees as the majority of outstanding employee restricted stock units ("RSUs") have fully vested in July 2023; $1.5 million decrease in our salaries, and employee expenses from reduced headcount during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023; a $0.4 million decrease of legal, marketing and other professional fees during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023; a $0.2 million decrease in other general corporate expenditures during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and a $0.3 million decrease in severance during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This was partially offset by a $0.2 million increase in travel, facility, insurance and technology costs during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

The decrease in total operating expenses is also attributable to a $0.6 million decrease in our depreciation and amortization expenses during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. We had a lower depreciable fixed and intangible asset base, as certain property, plant and equipment were fully depreciated in 2023.

The decrease in total operating expenses was partially offset by a $0.3 million increase in write-downs and other charges, mainly from additional credit loss provisions of $0.3million during the three months ended June 30, 2024 as compared to immaterial write-downs and other charges during the three months ended June 30, 2023.

Total other income and expenses

For the three months ended June 30, 2024, our total other expenses were $2.6 million as compared to total other expenses of $4.6 million for the three months ended June 30, 2023, which represents a decrease of 42.4%.

The decrease in total other expenses between the three months ended June 30, 2024 and 2023 is primarily attributable to a $0.3 million increase in interest expense, attributable to the Secured and Unsecured Debentures interest which are paid-in-kind and therefore, each subsequent quarter will accrue higher interest as the principal balance increased during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, and a $0.2 million increase in accretion expenses during the three months ended June 30, 2024, relating to the senior secured bridge notes (the "Senior Secured Bridge Notes") which were amended in February 2024, as compared to the three months ended June 30, 2023.

The total decrease in total other expenses was partially offset from a $2.5 million increase in interest and other income, mainly attributed to a $2.1 gain on deconsolidation of our Nevada operations, and a $0.4 million increase in rental income, license fees and ATM revenues collected from our various store locations during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Income tax expense

For the three months ended June 30, 2024, our income tax expense was $6.9 million as compared to $9.7 million for the three months ended June 30, 2023, which represents a decrease of -28.9%. The decrease in income tax expense is attributable to certain non-deductible items and mix of our pre-tax income across various jurisdictions, impacting our effective tax rate during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

Eastern region

For the six months ended June 30, 2024, our sales revenues in the eastern region were $62.6 million as compared to $46.8 million for the six months ended June 30, 2023, which represents an increase of 33.6%. The main drivers for the increase in revenues are from the launch of our adult-use programs as of July 2023 in both Maryland and New Jersey. Further, retail revenues increased in Florida and New York from increased marketing and promotions offered in these markets during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This was offset by lower revenues in Massachusetts, resulting from reduced production volumes of in-house products to be sold during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

For the six months ended June 30, 2024, gross profit was $29.6 million, or 47.3% of sales revenues, as compared to a gross profit of $23.9 million, or 51.0% of sales revenues, for the six months ended June 30, 2023. Gross profit margins decreased primarily from higher costs in Massachusetts, as we continue to optimize processes at the Fall River facility, following the closure of operational activity from our second Massachusetts facility in Holliston during Q3 2023. This resulted in higher inventory costs as production volume decreased during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. In addition, gross profit decreased due to higher costs in New Jersey, as production activities are being ramped up to meet rising demand for adult use products, as well as, higher sales discounts offered to customers in New York, to remain competitive in those markets. This was partially offset by an increase in gross profit in Maryland as we continue to produce and sell more higher margin in-house products to meet adult-use demand during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

During the six months ended June 30, 2024, approximately 28,690 pounds of plant material was harvested in the eastern region as compared to approximately 17,900 pounds harvested during the six months ended June 30, 2023. There was an increase in harvested plant material in New Jersey primarily attributable to increased cultivation and production activities, following the commencement of adult-use operations at the Pleasantville facility in July 2023 and Florida to meet increased demand during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. In Massachusetts, harvested plant material decreased during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, as we continue to optimize operations at the Fall River facility, following the wind down of activities at the Holliston facility in Q3 2023.

Western region

For the six months ended June 30, 2024, our sales revenues in the western region were $22.0 million as compared to $28.4 million for the six months ended June 30, 2023, which represents a decrease of 22.6%. The decrease in revenues in the western region is attributable to lower wholesale revenues in Nevada, as well as a decrease in retail revenues in both Nevada and Arizona, attributed to a reduced demand during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

For the six months ended June 30, 2024, gross profit was $8.3 million, or 37.6% of sales revenues, as compared to a gross profit of $10.3 million, or 36.1% of sales revenues, for the six months ended June 30, 2023. The lower gross profit during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is attributed to lower demand, given the highly competitive market in Arizona. The increase in gross profit margin is attributable to the sale of higher margin medical products in Arizona, and from a reduction in inventory costs through the purchase of lower priced production supplies as compared to the six months ended June 30, 2023.

During the six months ended June 30, 2024, approximately 2,899 pounds of plant material was harvested in the western region as compared to approximately 4,240 pounds harvested during the six months ended June 30, 2023. The decrease is attributed to lower production activity in Nevada, as the facility continued to operate at reduced capacity during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. In addition, harvests in Arizona also decreased as a result lower demand during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Other revenues and other gross profits

For the six months ended June 30, 2024, other revenues was $Nil as compared to $0.2 million for the six months ended June 30, 2023, other gross profits was $Nil as compared to a negative $0.3 million for the six months ended June 30, 2023. The changes in other revenues and other gross profits is due to the deconsolidation of our CBD business as of May 8, 2023.

Total operating expenses

For the six months ended June 30, 2024, our total operating expenses were $43.1 million as compared to $48.6 million for the six months ended June 30, 2023, which represents a decrease of 11.3%.

The decrease in total operating expenses resulted from a decrease of $5.0 million in our selling, general, and administrative expenses which is attributable to: $1.9 million decrease in share-based compensation as the majority of outstanding employee RSUs have fully vested in July 2023; $0.2 million decrease in severance expenses during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023; $2.2 million decrease in our salaries and employee expenses from reduced headcount during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023; and a $1.7 million decrease of legal, marketing and other professional fees during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This decrease was partially offset by an increase of $0.8 million relating to other general corporate expenditures and a $0.2 million increase in facility, insurance and technology costs during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

The decrease in total operating expenses is also attributable to a $1.2 million decrease in our depreciation and amortization expenses during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. We had a lower depreciable fixed asset base, as certain items of plant and equipment were depreciated in full in 2023.

Additionally, the decrease in total operating expenses was partially offset by a $0.7 million increase in write-downs and other charges, mainly from additional credit loss provisions of $0.5 million and settlement costs $0.3 million, partially offset by a $0.1 million gain recognized on an early termination of a lease, during the six months ended June 30, 2024 as compared to immaterial write downs during the six months ended June 30, 2023.

Total other income and expenses

For the six months ended June 30, 2024, our total other expenses were $7.3 million as compared to total other expenses of $10.6 million for the six months ended June 30, 2023, which represents a decrease of 30.6%.

The decrease in total other income and expenses between the six months ended June 30, 2024 and 2023 is attributable to: $1.2 million decrease in loss on debt extinguishment related to the February 16, 2024 amendment (the "2024 NJ Amendment") to the Senior Secured Bridge Notes, which resulted in a loss of $0.1 million during the six months ended June 30, 2024, as compared to an amendment fee for the Senior Secured Bridge Notes of $1.3 million during the six months ended June 30, 2023 from the first amendment of the NJ Senior Secured Notes in February 2023; a $3.1 million increase in interest and other income, mainly attributed to a $2.1 gain on deconsolidation of our Nevada operations; $0.6 million in income from ATM revenues and license fees, and $0.4 million in rental income from sublease arrangements during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

The total decrease in total other expenses was partially offset by a $0.8 million increase in interest expense, attributable to the Secured and Unsecured Debentures interest which are paid-in-kind and therefore, each subsequent quarter will accrue higher interest as the principal balance increased during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023; a $0.3 million increase in accretion expenses during the six months ended June 30, 2024, relating to the amended NJ Senior Secured Bridge Notes which was renewed in February 2024, as compared to the six months ended June 30, 2023; and a gain of less than $0.1 million from changes in fair value on certain financial instruments during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Income tax expense

For the six months ended June 30, 2024, our income tax expense was $11.3 million as compared to $13.5 million for the six months ended June 30, 2023, which represents a decrease of 16.7%. The decrease in income tax expense is attributable to certain non-deductible items and the mix of pre-tax income across various jurisdictions. impacting out effective tax rate during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we held unrestricted cash of $16.5 million (December 31, 2023—$13.1 million), an accumulated deficit of $1,351.4 million (December 31, 2023—$1,327.6 million) and a working capital deficit of $67.0 million (December 31, 2023—$79.9 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the six months ended June 30, 2024 was $5.9 million as compared to $0.7 million for the six months ended June 30, 2023. The increase in our net cash provided from operating activities during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was due primarily to the following: our net loss of $23.8 million, partially offset by $12.6 million of depreciation and amortization expense, $8.4 million in interest expense, $1.2 million in share-based compensation expense, $2.2 million of accretion expense, $2.1 million gain from deconsolidation from our Nevada operations, $0.1 million in loss on debt extinguishment from the amendment of our Senior Secured Bridge Notes, $0.1 million loss on our equity method investment; $0.2 million from additional inventory reserves, $0.7 million in write-downs and other charges, net from credit loss provisions of $0.5 million and settlement costs $0.3 million, partially offset by $0.1 million gain recognized on an early termination of a lease, and $6.3 million from changes in operating assets and liabilities items during the six months ended June 30, 2024.

Changes in other operating assets for the six months ended June 30, 2024 include a decrease in inventory of $2.9 million due to the Nevada deconsolidation and lower production volumes in both Massachusetts and New Jersey during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, an increase in accounts receivable of $2.3 million from higher wholesale revenues and timing of collections during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, and a decrease in prepaid expenses of $1.0 million during the six months ended June 30, 2024. mainly relating to the amortization of insurance and rent, as compared to the six months ended June 30, 2023.

Changes in other operating liabilities for the six months ended June 30, 2024 include an increase in uncertain tax position liabilities of $21.1 million due to accrued income taxes being recognized as an uncertain tax position during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, a decrease in accrued and other current liabilities of $22.2 from additional accrued income taxes and certain amended tax liabilities being reclassified to uncertain tax positions, and a decrease in accounts payable of $4.1 million as compared to the six months ended June 30, 2023.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024, was $2.1 million as compared to $4.4 million during the six months ended June 30, 2023. The decrease in cash used in investing activities was primarily attributable to lower capital expenditures related to acquisition of adult-use licenses in Maryland and New Jersey and renewal fees in Florida during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Further, we contributed $0.3 million to our investments in associates during the six months ended June 30, 2024 as compared to $0.3 million during the six months ended June 30, 2023

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $0.1 million as compared to net cash used in financing activities of $0.3 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, we paid less than $0.1 million on our employees' behalf as part of RSUs issuances as compared to $0.2 million during the six months ended June 30, 2023. Further, we repaid less than $0.1 million of debt during the six months ended June 30, 2024 and 2023.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 4 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Effective as of October 11, 2023 (the "October Resignation Date"), Robert Galvin, our then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. In connection with the resignation, we executed a separation agreement (the "October Separation Agreement"), pursuant to which, Mr. Galvin will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin will receive: (i) total cash compensation in the amount of approximately $0.4 million, which was paid in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which vested fully on January 4, 2024. Under the terms of the October Separation Agreement, we will continue to pay the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of June 30, 2024, the total balance owed to Mr. Galvin is $Nil (December 31, 2023 - $0.4 million).

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, our then-Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. in connection with the resignation, Mr. Faraut and we executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, we will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of June 30, 2024, the total balance owed to Mr. Faraut is $0.1 million (December 31, 2023 - $Nil).

Pursuant to the terms of the Third Amended and Restated Secured Debenture Purchase Agreement (the "Secured DPA"), dated as of June 24, 2022, with ICM, the other Credit Parties (as defined in the Secured DPA), the collateral agent, and the New Secured Lenders, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of June 30, 2024, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $8.6 million (December 31, 2023 – $8.0 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of June 30, 2024 the outstanding related party portion of the interest payable was $0.2 million (December 31, 2023 - $Nil) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

During this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, there has been a change in accounting policy as described in Note 1(h) "Organization and Description of Business" of the Notes to the Unaudited Interim Condensed Consolidated Financial Statements in Part I, Item 1 related to income taxes. There have been no other changes to our critical accounting policies and estimates from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) Our internal controls relating to financial reporting for inventory, including inventory valuation and consolidation of inventory, (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls.

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

On April 12, 2023, the Circuit Court of Palm Beach County initially set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023, but the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024.

U.S. Shareholder Class Action

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its current Chief Financial Officer and others in the United States District Court for the Southern District of New York (“SDNY”) for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Matter (as set forth below) and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. On October 28, 2021, the parties filed a Stipulation and Proposed Scheduling Order (the “Stipulation”) regarding the Lead Plaintiff’s Motion for Leave to File a second Amended Complaint. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s Second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October 12, 2022, the parties filed a joint stipulation and proposed scheduling order (the “Joint Stipulation and Proposed Scheduling Order”), which the SDNY so ordered on October 19, 2022, ordering that the Defendants answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Finch and Cedeno actions shall be coordinated with discovery in the Hi-Med action referenced below, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced below, to mediation, which took place on January 17, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY. On December 20, 2023, the SDNY preliminarily approved the settlement. On April 10, 2024, the SDNY held the final approval hearing. Following this hearing, the SDNY issued an order, requesting additional information regarding the allocation of settlement funds. The Lead Plaintiff submitted the additional information to the SDNY on April 26, 2024. On May 28, 2024, the SDNY approved the settlement and issued its final judgment and order of dismissal with prejudice, which concludes this matter.

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

In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above). On November 30, 2022, the Defendants filed a Petition to Vacate Arbitration Award and CGX filed its opposition on January 30, 2023. On February 3, 2023, the Defendants requested a hearing on the Petition to Vacate Arbitration Award. The Circuit Court for Baltimore County scheduled a hearing on the Petition to Vacate Arbitration Award for February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. On April 8, 2024, the Defendants submitted the required ownership transfer paperwork to the Maryland Cannabis Administration (the "MCA") to request approval of the transfer of ownership of LMS to CGX following the denial of the Defendants' Petition to Vacate Arbitration Award. Also on April 8, 2024, the Defendants requested that the MCA either deny the ownership transfer of LMS to CGX, or delay their consideration of the request until the S8 Arbitration is complete. On April 22, 2024, the MCA notified the parties that it will wait to consider the request to transfer ownership of LMS to CGX until the S8 Arbitration is complete. Beginning on July 15, 2024, the parties attended a hearing regarding claims (iii) and (iv) in the CGX Arbitration and the claims in the S8 Arbitration. The parties must file post-hearing briefs by August 27, 2024 and oral argument regarding the post-hearing briefs is currently scheduled for September 16, 2024.

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

Appeal of Florida Regulatory Approval of the Recapitalization Transaction

On October 29, 2021, the Florida Department of Health, Office of Medical Marijuana Use (the “OMMU”) approved the requested (the “Variance Request”) change of ownership and control of McCrory’s resulting from the closing of the Recapitalization Transaction. On November 19, 2021, Weisser filed a petition (as amended, the “Florida Petition”) with the OMMU, challenging the OMMU’s approval of the Variance Request. On February 3, 2022, the Florida Division of Administrative Hearings (“DOAH”) issued a Recommended Order of Dismissal, recommending that the OMMU enter a final order dismissing the Florida Petition for lack of standing. On May 4, 2022, the OMMU issued a final agency order (the “Final Order”), which accepted the recommendation of the DOAH and dismissed the Florida Petition for lack of standing. Weisser appealed the Final Order with the District Court of Appeal in the First District of Florida (the "Court of Appeal") and filed his initial brief on November 9, 2022, which seeks a reversal of the Final Order. On February 3, 2023, the Company filed a Motion to Dismiss the appeal, which the Court of Appeal denied on June 16, 2023. On July 6, 2023, McCrory's filed its answer brief in response to Weisser's appeal brief. On June 12, 2024, the Court of Appeal affirmed the Final Order, finding that Weisser lacked standing to challenge the Final Order. Weisser did not seek rehearing of the Court of Appeal's decision and did not seek discretionary review by the Florida Supreme Court. As a result, this matter is now closed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
18.1*	Preferability Letter from PKF regarding change in accounting policy

10.1+

Separation Agreement and General Release, dated April 5, 2024, by and between the Company and Philippe Faraut (Incorporated by reference to Exhibit 10.1 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: August 14, 2024	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Justin Vu
Justin Vu
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)