Form 10-Q
period 2024-09-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2024-11-12
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of October 31, 2024 was 6,673,394,942.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Interim Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023 (Audited)	4

	Unaudited Interim Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (Restated)	5

	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023 (Restated)	6

	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Restated)	7

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION		47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosure	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

	Signatures	51

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	September 30,	December 31,
	2024 (Unaudited)	2023 (Audited)
Assets
Cash	$19,935	$13,104
Restricted cash	923	71
Accounts receivable, net of allowance for credit losses of $744 (December 31, 2023 - $384)	5,328	4,609
Prepaid expenses	2,991	2,100
Inventories, net	23,601	25,382
Other current assets	1,862	243
Current Assets	54,640	45,509
Investments	865	735
Property, plant and equipment, net	89,787	94,003
Operating lease right-of-use assets, net	26,213	27,377
Other long-term assets	4,924	4,411
Intangible assets, net	94,750	105,372
Total Assets	$271,179	$277,407
Liabilities and Shareholders' (Deficit)
Accounts payable	$14,443	$14,399
Accrued and other current liabilities	64,207	103,261
Current portion of long-term debt, net of issuance costs	61	55
Current portion of operating lease liabilities	7,353	7,716
Current Liabilities	86,064	125,431
Long-term debt, net of issuance costs	177,530	165,221
Deferred income tax	15,800	20,412
Long-term portion of operating lease liabilities	23,482	28,009
Uncertain tax position liabilities	61,950	—
Total Liabilities	$364,826	$339,073
Commitments (Refer to Note 9)
Shareholders' (Deficit)
Common shares - no par value. Authorized - unlimited number. 6,626,880 - issued and outstanding (December 31, 2023 - 6,510,527 - issued and outstanding)	—	—
Additional paid-in capital	1,269,426	1,265,978
Accumulated deficit	(1,363,073)	(1,327,644)
Total Shareholders' (Deficit)	$(93,647)	$(61,666)
Total Liabilities and Shareholders' (Deficit)	$271,179	$277,407

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated and adjusted)		(Restated and adjusted)
Revenues, net of discounts	$40,286	$42,890	$124,849	$118,358
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(22,202)	(29,542)	(68,874)	(71,108)
Gross profit	18,084	13,348	55,975	47,250

Operating expenses
Selling, general and administrative expenses	15,648	15,815	46,437	51,603
Depreciation and amortization	5,617	6,133	17,204	18,882
(Recoveries), write-downs and other charges, net	(1,925)	(69)	(1,222)	(45)
Total operating expenses	19,340	21,879	62,419	70,440

Loss from operations	(1,256)	(8,531)	(6,444)	(23,190)

Interest and other income	817	712	4,250	1,077
Interest expense	(4,352)	(4,014)	(12,745)	(11,648)
Accretion expense	(1,187)	(994)	(3,424)	(2,946)
Loss on debt extinguishment (Refer to Note 4)	—	—	(114)	(1,288)
(Losses) /gains from changes in fair value of financial instruments	(19)	58	(28)	15
Loss before income taxes	(5,997)	(12,769)	(18,505)	(37,980)

Income tax expense	5,645	6,413	16,924	19,946
Net loss	$(11,642)	$(19,182)	$(35,429)	$(57,926)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	6,521,830	6,421,756	6,535,373	6,427,023

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(In thousands of U.S. dollars or shares)

	Three Months Ended September 30, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – June 30, 2024	6,615,326	$1,268,991	$(1,351,431)	$(82,440)
Share-based compensation	17,977	524	—	524
Share settlement for taxes paid related to restricted stock units	(6,423)	(89)	—	(89)
Net loss	—	—	(11,642)	(11,642)
Balance – September 30, 2024	6,626,880	$1,269,426	$(1,363,073)	$(93,647)

	Nine Months Ended September 30, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders (Deficit)
Balance – January 1, 2024	6,510,527	$1,265,978	$(1,327,644)	$(61,666)
Share-based compensation	43,924	1,684	—	1,684
Share settlement for taxes paid related to restricted stock units	(8,885)	(137)	—	(137)
Shares issued for legal settlement (Refer to Note 10)	20,000	320	—	320
Shares issued for 2024 NJ Amendment	61,314	1,581	—	1,581
Net loss	—	—	(35,429)	(35,429)
Balance – September 30, 2024	6,626,880	$1,269,426	$(1,363,073)	$(93,647)

	Three Months Ended September 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit (Restated)	Total Shareholders’ (Deficit) (Restated)
Balance – June 30, 2023	6,445,223	$1,264,863	$(1,289,767)	$(24,904)
Share-based compensation	19,439	473	—	473
Share settlement for taxes paid related to restricted stock units	(4,818)	(26)	—	(26)
Net loss	—	—	(19,182)	(19,182)
Balance – September 30, 2023	6,459,844	$1,265,310	$(1,308,949)	$(43,639)

	Nine Months Ended September 30, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit (Restated)	Total Shareholders’ Equity/ (Deficit) (Restated)
Balance – January 1, 2023	6,403,289	$1,262,012	$(1,251,023)	$10,989
Share-based compensation	72,252	3,555	—	3,555
Share settlement for taxes paid related to restricted stock units	(15,697)	(257)	—	(257)
Net loss	—	—	(57,926)	(57,926)
Balance – September 30, 2023	6,459,844	$1,265,310	$(1,308,949)	$(43,639)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
		(Restated and adjusted)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(35,429)	$(57,926)
Adjustments to reconcile net loss to net cash provided by operations:
Interest income	(3)	(4)
Interest expense	12,745	11,648
Accretion expense	3,424	2,946
Depreciation and amortization	18,691	20,397
(Recoveries), write-downs and other charges, net	(1,222)	(45)
Gain from deconsolidation of subsidiaries	(2,120)	—
Inventory reserve	159	814
Share-based compensation	1,684	3,555
Losses/(gains) from changes in fair value of financial instruments	28	(15)
Loss on debt extinguishment (Refer to Note 4)	114	1,288
Loss on equity method investments	162	—
Change in operating assets and liabilities (Refer to Note 12)	12,455	22,155
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$10,688	$4,813
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,766)	(2,488)
Acquisition of other intangible assets	(242)	(2,404)
Investments in associates	(320)	(580)
Proceeds from sale of property, plant and equipment	502	1,277
Cash impact of deconsolidation of subsidiaries	—	(68)
NET CASH USED IN INVESTING ACTIVITIES	$(2,826)	$(4,263)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(42)	(37)
Taxes paid related to net share settlement of restricted stock units	(137)	(257)
NET CASH USED IN FINANCING ACTIVITIES	$(179)	$(294)

CASH AND RESTRICTED CASH
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH DURING THE PERIOD	7,683	256
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 12)	13,175	14,406
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 12)	$20,858	$14,662

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

The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2024, or any other period.

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three and nine months ended September 30, 2024, the Company reported net losses of $11.6 million and $35.4 million, respectively. For the nine months ended September 30, 2024, the company generated operating cash inflow of $10.7 million, had a working capital deficiency of $31.4 million, and an accumulated deficit of $1,363.1 million.

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

(h) Revision of Prior Period Financial Statements

Subsequent to filing the Company's Form 10-Q for the quarter ended September 30, 2023, the Company identified an error related to its financial reporting process in connection with an intercompany consolidation of two wholly-owned subsidiaries and in the valuation of inventory, both resulting in an overstatement of inventory in its previously issued unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023. As a result, the Company restated its unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 to reflect the impact of this material error.

The effect of the restatement on the line items within the Company’s unaudited interim condensed consolidated statement of operations for the three months ended September 30, 2023 are as follows:

	Three Months Ended September 30, 2023
	As reported	Adjustment	Restated
Costs and expenses applicable to revenues	$(25,463)	$(4,079)	$(29,542)
Gross profit	17,427	(4,079)	13,348
Loss from operations	(7,555)	(4,079)	(11,634)
Loss before income tax	(11,792)	(4,079)	(15,871)
Income tax expense	3,780	(469)	3,311
Net loss	(15,572)	(3,610)	(19,182)

The effect of the restatement on the line items within the Company’s unaudited interim condensed consolidated statement of operations for the nine months ended September 30, 2023 are as follows:

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

The effect of the restatement on the line items within the Company’s unaudited interim condensed consolidated statement of changes in shareholders' deficit as of September 30, 2023 are as follows:

	September 30, 2023
	As reported	Adjustment	Restated
Accumulated deficit – Balance September 30, 2023	$(1,305,339)	$(3,610)	$(1,308,949)
Total shareholders’ deficit – Balance September 30, 2023	(40,029)	(3,610)	(43,639)

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

(i) Change in Accounting Policy

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

In accordance with ASC Topic 250-10 "Accounting Changes and Error Corrections", the periods presented below have been retrospectively adjusted to reflect the changes to income tax expense and selling, general, and administrative expenses. The effect of the adjustment on the line items within the Company’s unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2023 is as follows:

Prior Year's Line item	As Previously Restated		Amount Reclassified		As Adjusted
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Selling, general and administrative expenses	$18,917	$58,997	$(3,102)	$(7,394)	$15,815	$51,603
Income tax expense	$3,311	$12,552	$3,102	$7,394	$6,413	$19,946

(j) Reclassification

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassification adjustments had no effect on the Company’s previously reported unaudited interim condensed consolidated statements of operations and unaudited interim condensed consolidated statements of cash flows.

The following table summarizes the effects of reclassification adjustments on the line items within the Company’s unaudited interim condensed consolidated statements of operations:

Prior Year's Line item	As Previously Restated		Amount Reclassified		As Reclassified
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

(Recoveries), write-downs, and other charges, net	$(69)	$467	$—	$(512)	$(69)	$(45)
Interest and other income	$(712)	$(1,589)	$—	$512	$(712)	$(1,077)

The following table summarizes the effects of reclassification adjustment on the line items within the Company’s unaudited interim condensed consolidated statements of cash flows:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Prior Year's Line item	As Previously Restated	Amount Reclassified	As Reclassified
	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Accounts payable	$5,236	$580	$5,816
Change in operating assets and liabilities:	21,575	580	22,155
Investment in associates	—	(580)	(580)
Net cash used in investing activities	(3,683)	(580)	(4,263)

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

Maturities of lease liabilities for operating leases as of September 30, 2024, were as follows:

Operating Leases
2025	$7,353
2026	7,473
2027	6,677
2028	6,542
2029	6,325
Thereafter	33,333
Total lease payments	$67,703
Less: interest expense	(36,868)
Present value of lease liabilities	$30,835
Weighted-average remaining lease term (years)	9.4
Weighted-average discount rate	19%

For the three and nine months ended September 30, 2024, the Company recorded operating lease expenses of $2.1 million and $6.3 million, respectively (September 30, 2023 – $2.3 million and $6.8 million, respectively), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recorded sublease income of $0.2 million and $0.7 million, respectively (September 30, 2023 – $0.2 million and $0.7 million, respectively), which is included in interest and other income on the unaudited interim condensed consolidated statements of operations.

Operating cash flows from operating leases for the three and nine months ended September 30, 2024 was $1.8 million and $5.6 million, respectively (September 30, 2023 - $1.9 million and $5.8 million, respectively).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	September 30, 2024	December 31, 2023
			(Audited)
Operating lease right-of-use assets, net	Operating leases	$26,213	$27,377
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,353	$7,716
Long-term portion of operating lease liabilities	Operating leases	23,482	28,009
Total		$30,835	$35,725

Note 3 - Inventories, net

Inventories are comprised of the following items:

	September 30,	December 31,
	2024	2023
		(Audited)
Supplies	$4,101	$5,331
Raw materials	3,065	7,110
Work in process	6,635	6,351
Finished goods	9,800	6,614
Inventory reserve	—	(24)
Total	$23,601	$25,382

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $0.2 million, respectively (September 30, 2023 – $Nil and $0.9 million, respectively), related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

Note 4 - Long-Term Debt

The following table summarizes long term debt outstanding as of September 30, 2024:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2024	$15,565	$101,856	$28,247	$18,856	$752	$165,276
Fair value of financial liabilities issued	14,345	—	—	—	—	14,345
Paid-in-kind interest	239	7,002	1,755	1,405	—	10,401
Accretion of balance	450	2,232	—	742	—	3,424
Debt extinguishment	(15,813)	—	—	—	—	(15,813)
Repayment	—	—	—	—	(42)	(42)
As of September 30, 2024	$14,786	$111,090	$30,002	$21,003	$710	$177,591

As of September 30, 2024, the total and unamortized debt discount costs were $21.9 million and $12.6 million, respectively (December 31, 2023— $20.4 million and $14.6 million, respectively).

As of September 30, 2024, total interest paid on long-term debt was $1.0 million (December 31, 2023 - $0.1 million).

(a) iAnthus New Jersey, LLC Senior Secured Bridge Notes

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

In accordance with debt extinguishment accounting guidance outlined in ASC 470 "Debt", the terms of the Senior Secured Bridge Notes were materially modified pursuant to both the Amendment and 2024 NJ Amendment and as such, for the three and nine months ended September 30, 2024, the Company recorded a loss on debt extinguishment of $Nil and $0.1 million, respectively (September 30, 2023 - $Nil and $1.3 million, respectively), on the unaudited interim condensed consolidated statements of operations.

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the fair value of $14.3 million.

For the three and nine months ended September 30, 2024, interest expense of $0.5 million and $1.4 million, respectively (September 30, 2023 - $0.4 million and $1.2 million, respectively), and accretion expense of $0.2 million and $0.5 million, respectively (September 30, 2023 - less than $0.1 million and $0.1 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of September 30, 2024. The Senior Secured Bridge Notes are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

(b) June Secured Debentures

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

For the three and nine months ended September 30, 2024, interest expense of $2.4 million and $7.0 million, respectively (September 30, 2023 - $2.2 million and $6.4 million, respectively), and accretion expense of $0.8 million and $2.2 million, respectively (September 30, 2023 - $0.7 million and $2.2 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of September 30, 2024. The June Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

(c) June Unsecured Debentures

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

For the three and nine months ended September 30, 2024, interest expense of $0.5 million and $1.4 million, respectively (September 30, 2023 - $0.4 million and $1.3 million, respectively), and accretion expense of $0.3 million and $0.7 million, respectively (September 30, 2023 - $0.2 million and $0.7 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of September 30, 2024. The June Unsecured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

(d) Additional Secured Debentures

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

For the three and nine months ended September 30, 2024, interest expense of $0.6 million and $1.8 million, respectively (September 30, 2023 — $0.6 million and $1.6 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of September 30, 2024. The Additional Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the nine months ended September 30, 2024:

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

•
On July 2, 2024, the Company issued common shares totaling 17,977 for vested RSUs. The Company withheld 6,423 common shares to satisfy employees’ tax obligations of less than $0.1 million.

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
(b)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Common share options	7,877	7,877
Restricted stock units	247,384	325,643
Total	255,261	333,520
(c)
Equity Incentive Plans

On December 31, 2021, the Board approved the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) dated October 15, 2018, whereas, the Company may award stock options or RSUs (the "Awards") to board members, officers, employees or consultants of the Company. The Omnibus Incentive Plan authorizes the issuance of up to 20% of the number of outstanding shares of common stock of the Company.

Awards generally vest over a three year period and the estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense related to stock options for the three and nine months ended September 30, 2024 was $Nil and $Nil, respectively (September 30, 2023 - less than $0.1 million and less than $0.1 million, respectively), and is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The following table summarizes certain information in respect of option activity during the period:

	Nine Months Ended September 30, 2024			Year Ended December 31, 2023
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	6.78	7,877	$0.05	7.78
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	5.78	7,877	$0.05	6.78

(1)
As of September 30, 2024, all 7,877 of stock options outstanding were exercisable (December 31, 2023 - 7,877).

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

There was no stock option activity for the three and nine months ended September 30, 2024 and the year ended December 31, 2023.

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

There was no RSUs awarded during the three and nine months ended September 30, 2024.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

During the three and nine months ended September 30, 2024, the Company recognized $0.5 million and $1.7 million, respectively of share-based compensation expense associated with the RSUs (September 30, 2023—$0.5 million and $3.5 million, respectively). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of September 30, 2024, there was approximately $2.5 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.79 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Nine Months Ended September 30, 2024		Year Ended December 31, 2023
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	315,668	$0.02	129,671	$0.07
Granted	—	—	304,212	0.02
Vested	(100,295)	0.02	(108,021)	0.08
Forfeited	(34,334)	0.02	(10,194)	0.07
Unvested balance, ending	181,039	$0.02	315,668	$0.02

Note 6 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated and adjusted)		(Restated and adjusted)
Loss before income taxes	$(5,997)	$(12,769)	$(18,505)	$(37,980)
Income tax expense	5,645	6,413	16,924	19,946
Effective tax rate	-94.1%	-50.2%	-91.5%	-52.5%

The Company's effective tax rate differs from the federal statutory rate of 21.0% primarily due to its reserve for uncertain tax positions based on the legal interpretations of IRC Section 280E, and accumulated penalties and interest on outstanding tax obligations.

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

As of September 30, 2024, the Company has $61.9 million of reserves for unrecognized tax positions included as part of long-term liabilities, that, if recognized, would impact the effective tax rate. The reserves were established primarily due to the legal interpretations that challenge the Company's tax liability under IRC Section 280E. The Company has applied the legal interpretation of IRC Section 280E to certain amended returns filed during this fiscal year for the tax years ending December 31, 2020, 2021 and 2022, as well as to future tax filings. The Company had no unrecognized tax benefits as of September 30, 2023. Additionally, the Company records interest and penalties related to unrecognized tax benefits within the provision for income taxes.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 - Segment Information

The below table presents results by segment for the three and nine months ended September 30, 2024 and 2023:

Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(Restated and adjusted)		(Restated and adjusted)
Revenues, net of discounts
Eastern Region(1)	$31,690	$30,036	$94,279	$76,871
Western Region(2)	8,596	12,854	30,570	41,260
Other(3)	—	—	—	227
Total	$40,286	$42,890	$124,849	$118,358
Gross profit (loss)
Eastern Region	$14,684	$8,837	$44,309	$32,767
Western Region	3,400	4,511	11,666	14,762
Other	—	—	—	(279)
Total	$18,084	$13,348	$55,975	$47,250
Depreciation and amortization
Eastern Region	$3,744	$4,185	$11,582	$12,999
Western Region	1,758	1,827	5,275	5,507
Other	115	121	347	376
Total	$5,617	$6,133	$17,204	$18,882
(Recoveries), write-downs and other charges, net
Eastern Region	(1,974)	(1)	$(1,857)	$(518)
Western Region	49	(68)	315	(76)
Other	—	—	320	549
Total	$(1,925)	$(69)	$(1,222)	$(45)
Net loss
Eastern Region	$(1,419)	$(8,227)	$(6,904)	$(21,073)
Western Region	(1,639)	(925)	(7,138)	(2,497)
Other	(8,584)	(10,030)	(21,387)	(34,356)
Total	$(11,642)	$(19,182)	$(35,429)	$(57,926)
Purchase of property, plant and equipment
Eastern Region	$1,030	$543	$2,542	$2,451
Western Region	30	—	152	34
Other	37	—	72	3
Total	$1,097	$543	$2,766	$2,488
Purchase of other intangible assets
Eastern Region	$20	$54	$20	$2,389
Other	160	5	222	15
Total	$180	$59	$242	$2,404

(1)
Eastern region no longer includes Vermont operations as results were deconsolidated as of March 8, 2023.
(2)
Western region no longer includes Nevada operations as results were deconsolidated as of June 24, 2024.
(3)
Revenues from segments below the quantitative thresholds are attributable to an operating segment of the Company that includes revenue from the sale of CBD products throughout the United States. This segment has never met any of the quantitative thresholds for determining reportable segments nor does it meet the qualitative criteria for aggregation with the Company’s reportable segments. The Company has deconsolidated results from its CBD operations as of May 8, 2023.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

	As of September 30,	As of December 31,
	2024	2023
		(Audited)
Assets
Eastern Region	$213,774	$215,743
Western Region	43,047	51,148
Other	14,358	10,516
Total	$271,179	$277,407

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues. For the three and nine months ended September 30, 2024 and 2023, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.

Geographic Information

As of September 30, 2024 and 2023, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the three and nine months ended September 30, 2024 and 2023, the Company disaggregated its revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net of discounts
iAnthus branded products	$20,207	$22,791	$62,823	$65,565
Third party branded products	15,549	17,315	48,829	45,517
Wholesale/bulk/other products	4,530	2,784	13,197	7,276
Total	$40,286	$42,890	$124,849	$118,358

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of September 30, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments - other (1)	$28	$—	$837	$865	$56	$—	$679	$735

(1)
Long-term investments – other are included in the investments balance on the unaudited interim condensed consolidated balance sheets.

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and nine months ended September 30, 2024 and 2023.

The Company’s investment in 4Front Venture Corp. as of September 30, 2024 and December 31, 2023, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data available.

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

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2023	$56	$—	$679
Additions	—	125	195
Revaluations	(28)	—	—
Loss on equity method investments	—	—	(162)
Balance as of September 30, 2024	$28	$125	$712

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The following table summarizes the Company’s long-term debt instruments (Note 4) at their carrying value and fair value:

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$21,003	$19,465	$18,856	$17,301
June Secured Debentures	141,092	130,326	130,103	118,118
Secured Notes	14,786	15,057	15,565	15,414
Other	710	718	752	772
Total	$177,591	$165,566	$165,276	$151,605

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the Company’s contractual obligations and commitments as of September 30, 2024:

	2025	2026	2027	2028	2029
Operating leases	$7,353	$7,473	$6,677	$6,542	$6,325
Service and other contracts	1,687	—	—	—	—
Long-term debt	1,959	17,989	216,379	94	108
Total	$10,999	$25,462	$223,056	$6,636	$6,433

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. As security for payments under the notes, Mayflower executed a security agreement, granting it a first priority lien on the Purchased Assets. The proceeds from the Cash Closing Payment was used by the Company to satisfy certain federal tax obligations. The Company recognized a gain of $2.2 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed as of the MA Closing Date, which was presented in "recoveries, write-downs and other charges, net" on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County initially set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023, but the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court initially issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025.

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

On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed a Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, Defendants filed a Petition to Vacate Arbitration Award. CGX’s filed its response on January 30, 2023, and subsequently the Defendants filed a Request for Hearing on February 3, 2023. The Circuit Court for Baltimore County had a hearing on the Petition to Vacate Arbitration Award on February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. On April 8, 2024, the Defendants submitted the required ownership transfer paperwork to the Maryland Cannabis Administration (the "MCA") to request approval of the transfer of ownership of LMS to CGX following the denial of the Defendants' Petition to Vacate Arbitration Award. Also on April 8, 2024, the Defendants requested that the MCA either deny the ownership transfer of LMS to CGX, or delay their consideration of the request until the S8 Arbitration is complete. On April 22, 2024, the MCA notified the parties that it will wait to consider the request to transfer ownership of LMS to CGX until the S8 Arbitration is complete. Beginning on July 15, 2024, the parties attended a hearing regarding claims (iii) and (iv) in the CGX Arbitration and the claims in the S8 Arbitration. The parties filed post-hearing briefs on August 27, 2024 and oral argument regarding the post-hearing briefs was held on September 16, 2024. On September 24, 2024, the arbitrator issued his final award, in which he denied the claims of all parties in the CGX Arbitration and S8 Arbitration. Now that the CGX Arbitration and S8 Arbitration are complete, CGX continues to pursue regulatory approval of the transfer of ownership of LMS to CGX from the MCA.

On June 20, 2023, LMS filed a complaint in the United States District Court for the District of Maryland against the Company and three wholly-owned subsidiaries of the Company (the "iAnthus Defendants"), alleging conversion, RICO violations and unjust enrichment and seeking damages in excess of $4.5 million, plus treble damages (the "Federal Complaint"). The allegations in the Federal Complaint appear substantially similar to, and appear to arise from substantially the same operative facts as, those alleged by LMS in the CGX Arbitration, the S8 Arbitration, and in support of the Defendants' Petition to Vacate Arbitration Award. The iAnthus Defendants deny LMS’s allegations alleging unlawful conduct. The iAnthus Defendants filed a Motion to Dismiss (Or Stay the Proceedings) the Federal Complaint on September 11, 2023. On March 12, 2024, the court granted the iAnthus Defendants' motion and administratively stayed the Federal Complaint pending the outcome of the CGX Arbitration and the S8 Arbitration. On November 1, 2024, LMS filed a voluntary notice of dismissal, dismissing the Federal Complaint. On November 4, 2024, the court ordered that LMS’s notice of dismissal be adopted and further ordered that the Federal Complaint be dismissed.

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 11 - Related Party Transactions

	September 30,	December 31,
	2024	2023
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	—	15,566
Long-term debt, net of issuance costs (1)	173,290	144,321
Accrued and other current liabilities	9,165	8,302
Total	$182,455	$168,189

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 4 for further discussion.

Effective as of October 11, 2023 (the "October Resignation Date"), Robert Galvin, the Company's then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Galvin and the Company executed a separation agreement (the "October Separation Agreement"), pursuant to which, Mr. Galvin will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin will receive: (i) total cash compensation in the amount of approximately $0.4 million, which is payable in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which shall fully vest on January 4, 2024. Under the terms of the October Separation Agreement, the Company will continue to pay the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of September 30, 2024, the total balance owed to Mr. Galvin is $Nil (December 31, 2023 - $0.4 million).

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, the Company's then-Chief Financial Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Faraut and the Company executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, the Company will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of September 30, 2024, the total balance owed to Mr. Faraut is less than $0.1 million (December 31, 2023 - $Nil)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of September 30, 2024, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $8.9 million (December 31, 2023 – $8.0 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pursuant to the terms of 2024 NJ Amendment interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of September 30, 2024, the outstanding related party portion of the interest payable was $0.2 million (December 31, 2023 - $Nil) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Note 12 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Nine Months Ended September 30,
	2024	2023
Income taxes (including interest and penalties)	$2,671	$3,148
Interest	1,027	86

(b) Changes in operating assets and liabilities are comprised of the following:

	Nine Months Ended September 30,
	2024	2023
Decrease (increase) in:		(Restated and adjusted)
Accounts receivables, net	$(1,525)	$(770)
Prepaid expenses	(900)	(302)
Inventories, net	575	589
Other current assets	587	173
Other long-term assets	(1,561)	(59)
Operating leases	(1,324)	(1,098)
(Decrease) increase in:
Accounts payable	23	5,816
Accrued and other current liabilities	(45,370)	17,806
Uncertain tax position liabilities	61,950	—
	$12,455	$22,155

(c) Depreciation and amortization are comprised of the following:

	Nine Months Ended September 30,
	2024	2023
Property, plant and equipment	$6,737	$8,408
Operating lease ROU assets	1,487	1,514
Intangible assets	10,467	10,475
	$18,691	$20,397

(d) Recoveries, and other charges, net are comprised of the following:

	Nine Months Ended September 30,
	2024	2023
		(Restated and adjusted)
Account receivable	$806	$4
Share issuance	320	—
Operating lease ROU assets	(136)	1
Property, plant and equipment	(2,212)	(50)
	$(1,222)	$(45)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(e) Significant non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2024	2023
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$10,401	$10,576
Non-cash issuance of shares from Senior Secured Bridge Notes Amendment	1,581	—
Non-cash issuance of shares from Hi-Med settlement agreement	320	—
Non-cash issuance of Senior Secured Bridge Notes	14,345	—
Non-cash extinguishment of Senior Secured Bridge Notes	(15,813)	—

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of September 30, 2024, the Company held $0.9 million as restricted cash (December 31, 2023—less than $0.1 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	September 30, 2024	December 31, 2023
Cash	$19,935	$13,104
Restricted cash	923	71
Total cash and restricted cash presented in the statements of cash flows	$20,858	$13,175

Note 13 - Subsequent Events

Legal Proceedings

Please refer to Note 10 for further discussion.

Issuance of Common Shares

On October 8, 2024, the Company issued 46,514 common shares for vested RSUs. The Company withheld 19,830 common shares to satisfy employees’ tax obligations of $0.1 million.

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

Through our subsidiaries, we currently own and/or operate 40 dispensaries and eight cultivation and/or processing facilities in six U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional five dispensary licenses and/or dispensary facilities in two states, plus an uncapped number of dispensary licenses in Florida, and up to 18 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in seven U.S. states, all subject to the necessary regulatory approvals.

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

Dispositions

Certain Massachusetts Assets

On February 9, 2024, our wholly-owned subsidiary, Mayflower Medicinals, Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. As security for payments under the notes, Mayflower executed a security agreement, granting it a first priority lien on the purchased assets. The proceeds from the Cash Closing Payment were used to satisfy certain federal tax obligations. We recognized a gain of $2.2 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed as of the MA Closing Date, which is presented in "recoveries, write-downs and other charges, net" on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

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

As of the NV Purchase Agreement Effective Date, all operational control of GMNV was transferred to the Manager and we determined that we no longer had a controlling financial interest as of the NV Purchase Agreement Effective Date. We recognized a gain on deconsolidation of $2.1 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net liabilities disposed from deconsolidation on the NV Management Agreement Effective Date, which is presented in "interest and other income" on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2024. As the consideration to be received is contingent on the receipt of the approval from the NV CCB, no consideration has been recognized to date. Once the license transfer has been approved and the consideration has been received from the Buyer, we will recognize the associated gains at such time.

Recent Developments

Issuance of Common Shares

On October 8, 2024, we issued 46,514 common shares for vested RSUs of which 19,830 common shares were withheld to satisfy employees’ tax obligations of $0.1 million.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Revenues and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2024	2023	2024	2023
Revenues		(Restated)		(Restated)
Eastern Region	$31,690	$30,036	$94,279	$76,871
Western Region	8,596	12,854	30,570	41,260
Other	—	—	—	227
Total revenues	$40,286	$42,890	$124,849	$118,358

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(17,006)	$(21,199)	$(49,970)	$(44,104)
Western Region	(5,196)	(8,343)	(18,904)	(26,498)
Other	—	—	—	(506)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(22,202)	$(29,542)	$(68,874)	$(71,108)
Gross profit
Eastern Region	$14,684	$8,837	$44,309	$32,767
Western Region	3,400	4,511	11,666	14,762
Other	—	—	—	(279)
Total gross profit	$18,084	$13,348	$55,975	$47,250

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

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2024	2023	2024	2023
		(Restated and adjusted)		(Restated and adjusted)
Total operating expenses	$19,340	$21,879	$62,419	$70,440
Total other expenses	(4,741)	(4,237)	(12,060)	(14,790)
Income tax expense	5,645	6,413	16,924	19,946

Selling, General and Administrative Expenses Details

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2024	2023	2024	2023
		(Restated and adjusted)		(Restated and adjusted)
Salaries and employee benefits	$7,287	$7,334	$21,005	$23,235
Severance	—	128	255	603
Share-based compensation	525	473	1,684	3,555
Legal and other professional fees	2,414	1,591	6,319	6,615
Facility, insurance and technology costs	3,113	3,111	9,815	9,570
Marketing expenses	894	1,039	2,676	3,429
Travel and pursuit costs	326	189	825	650
Amortization on right-of-use assets	499	463	1,486	1,514
Other general corporate expenditures	590	1,487	2,372	2,432
Total	$15,648	$15,815	$46,437	$51,603

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023 (Restated and adjusted)

Eastern region

For the three months ended September 30, 2024, our sales revenues in the eastern region were $31.7 million as compared to $30.0 million for the three months ended September 30, 2023, which represents an increase of 5.5%. The main drivers for the increase in revenues are attributable to the higher wholesale revenues from increased demand in New Jersey, and higher retail revenues in New York from increased marketing and promotions offered during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This was partially offset by lower revenues in Florida, driven by increased competition in the state resulting in lower selling prices and lower supply following the closure of the outdoor shade house facility, increased competition leading to lower retail revenues in Maryland, and in Massachusetts, due to labor challenges resulting in temporary store closures at the certain dispensaries during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

For the three months ended September 30, 2024, gross profit was $14.7 million, or 46.3% of sales revenues, as compared to a gross profit of $8.8 million, or 29.4% of sales revenues, for the three months ended September 30, 2023. The increase in gross profit is primarily attributable to lower material costs and a more favorable sales mix from increased volume of higher margin products sold in both Maryland and New Jersey during the three months ended September 30, 2024, as compared to three months ended September 30, 2023. In addition, gross profit increased due to significantly lower costs in Massachusetts, attributed to improved operating efficiencies at the Fall River facility, with production volumes normalized and focused on producing more in-house products compared to third-party brands during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, where we had fewer production runs and incurred increased costs during the wind down of the Holliston facility and relocation to Fall River facility. Further, we incurred no inventory reserves during the three months ended September 30, 2024, as compared to $0.6 million during three months ended September 30, 2023, on expired inventory in Massachusetts as we continue to optimize the use of our two facilities within the state. This was partially offset by higher sales discounts offered to customers in New York, to remain competitive in the markets and higher cultivation and production costs in Florida resulting from lower inventory output, following the closure of the outdoor shade house facility during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

During the three months ended September 30, 2024, approximately 8,750 pounds of plant material was harvested in the eastern region as compared to approximately 8,565 pounds harvested during the three months ended September 30, 2023. The increase in harvested plant material is primarily attributable to the ramp-up in cultivation and production activities in New Jersey, following the launch of the adult-use program in July 2023, and improved production activities at the Fall River facility in Massachusetts during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This was offset by decreases in harvested plant material in Florida, as cultivation volumes dropped as a result of the closure of the outdoor shade house facility during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Western region

For the three months ended September 30, 2024, our sales revenues in the western region were $8.6 million as compared to $12.9 million for the three months ended September 30, 2023, which represents a decrease of 33.1%. The decrease in revenues in the western region is attributable to lower demand in Arizona, resulting from increased competitive pressures, including higher discounts to improve customer retention during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. In addition, operations from our Nevada operations were deconsolidated as of June 24, 2024 following the sale of assets to an unaffiliated third-party, and therefore no revenue was recognized during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

For the three months ended September 30, 2024, gross profit was $3.4 million, or 39.6% of sales revenues, as compared to a gross profit of $4.5 million, or 35.1% of sales revenues, for the three months ended September 30, 2023. Despite the lower gross profit dollars attributed to the decrease in revenue, the increase in gross margin is attributable to a favorable sales mix from increased sales from higher margin medical products in Arizona, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

During the three months ended September 30, 2024, approximately 710 pounds of plant material was harvested in the western region as compared to approximately 1,480 pounds harvested during the three months ended September 30, 2023. The decrease is attributed to Nevada, with no harvests from our Nevada facility following the deconsolidation of the business on June 24, 2024. Additionally, harvests in Arizona decreased marginally, as a result lower demand in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Other revenues and other gross profits

We recognized no other revenues or gross profits during the three months ended September 30, 2024 and 2023.

Total operating expenses

For the three months ended September 30, 2024, our total operating expenses were $19.3 million as compared to $21.9 million for the three months ended September 30, 2023, which represents a decrease of 11.6%.

The decrease in total operating expenses resulted from a decrease of $0.2 million in our selling, general, and administrative expenses which is attributable to: $0.1 million decrease in employee salaries and benefits from reduced headcount during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, and a $0.9 million decrease in other general corporate expenditures, relating to lower insurance, recruiting and banking expenses during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. This was partially offset by a $0.7 million increase in legal, marketing and other professional fees during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and a less than $0.1 million increase in share-based compensation from the grant of RSUs to certain employees during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

The decrease in total operating expenses is also attributable to a $0.5 million decrease in our depreciation and amortization expenses during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. We had a lower depreciable fixed and intangible asset base, as certain property, plant and equipment became fully depreciated.

Further, the decrease in total operating expenses decreased from a $1.9 million increase in recoveries, write-downs and other charges, net which was attributable to a $2.2 million gain recognized from the disposal of the Purchased Assets in Massachusetts, partially offset by additional credit loss provisions of $0.3 million during the three months ended September 30, 2024 as compared to immaterial write-downs and other charges during the three months ended September 30, 2023.

Total other income and expenses

For the three months ended September 30, 2024, our total other expenses were $4.7 million as compared to total other expenses of $4.2 million for the three months ended September 30, 2023, which represents an increase of 11.9%.

The increase in total other expenses between the three months ended September 30, 2024 and 2023 is primarily attributable to a $0.3 million increase in interest expense, attributable to the Secured and Unsecured Debentures interest which are paid-in-kind and therefore, each subsequent quarter will accrue higher interest as the principal balance increased during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, and a $0.2 million increase in accretion expenses during the three months ended September 30, 2024, relating to the original $11.0 million of senior secured bridge notes (the "Senior Secured Bridge Notes") which were amended in February 2024, and a $0.1 million fair value loss from trading securities held by us during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

The total increase in total other expenses was partially offset from a $0.1 million increase in interest and other income, mainly attributed to rental income, license fees for the use of our production facilities, and ATM revenues collected from our various store locations during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Income tax expense

For the three months ended September 30, 2024, our income tax expense was $5.6 million as compared to $6.4 million for the three months ended September 30, 2023, which represents a decrease of 12.0%. The decrease in income tax expense is attributable to certain non-deductible items and mix of our pre-tax income across various jurisdictions, impacting our effective tax rate during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023 (Restated and adjusted)

Eastern region

For the nine months ended September 30, 2024, our sales revenues in the eastern region were $94.3 million as compared to $76.9 million for the nine months ended September 30, 2023, which represents an increase of 22.6%. The main drivers for the increase in revenues are from the launch of our adult-use programs in both Maryland and New Jersey in July 2023. Further, retail revenues increased in Florida and New York from increased marketing and promotions offered in these markets during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This was offset by lower revenues in Massachusetts, as a result of increased competition leading to lower revenues and labor challenges which led to temporary store closures at the certain dispensaries during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, gross profit was $44.3 million, or 47.0% of sales revenues, as compared to a gross profit of $32.8 million, or 42.6% of sales revenues, for the nine months ended September 30, 2023. Gross profit margins increased in Maryland and New Jersey as we continue to produce and sell more higher margin in-house products to meet adult-use demand during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

In addition, gross profit increased due to lower costs in Massachusetts, attributed to improved operating efficiencies at the Fall River facility, with production volumes normalized and focused on producing more in-house products compared to third-party brands during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, where we had fewer production runs and incurred increased costs during the wind down of the Holliston facility and relocation to Fall River facility. Further, we incurred no inventory reserves during the nine months ended September 30, 2024, as compared to $0.6 million during the nine months ended September 30, 2023, on expired inventory in Massachusetts as we continue to optimize the use of our two facilities within the state. This was partially offset by higher sales discounts offered to customers in New York, to remain competitive in the markets and higher cultivation and production cost in Florida resulting from lower inventory output, following the closure of the outdoor shade house facility during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

During the nine months ended September 30, 2024, approximately 37,440 pounds of plant material was harvested in the eastern region as compared to approximately 26,760 pounds harvested during the nine months ended September 30, 2023. There was an increase in harvested plant material in New Jersey primarily attributable to increased cultivation and production activities, following the commencement of adult-use operations at the Pleasantville facility in July 2023 and in Florida to meet increased demand during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. In Massachusetts, harvested plant material decreased during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, as only our Fall River facility was operational during the nine months ended September 30, 2024, as compared to harvests from both Fall River and Holliston facilities during the nine months ended September 30, 2023.

Western region

For the nine months ended September 30, 2024, our sales revenues in the western region were $30.6 million as compared to $41.3 million for the nine months ended September 30, 2023, which represents a decrease of 25.9%. The decrease in revenues in the western region is attributable to lower retail revenues in Arizona, attributed to a reduced demand arising from increased competition throughout the state during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Additionally, we deconsolidated our Nevada operations as of June 24, 2024, further reducing revenue during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, gross profit was $11.7 million, or 38.2% of sales revenues, as compared to a gross profit of $14.8 million, or 35.8% of sales revenues, for the nine months ended September 30, 2023. The lower gross profit during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 is attributed to lower demand, given the highly competitive market in Arizona and from deconsolidation of our Nevada business as of June 24, 2024. Alternatively, the increase in gross profit margin is attributable to a reduction in inventory costs through the purchase of lower priced supplies and from the sale of higher margin medical products in Arizona during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. In addition, the Nevada business was operating at a loss, and therefore the increase in gross profit margin is attributable to fewer gross losses from the Nevada business following its deconsolidation.

During the nine months ended September 30, 2024, approximately 3,610 pounds of plant material was harvested in the western region as compared to approximately 5,720 pounds harvested during the nine months ended September 30, 2023. The decrease is attributed to lower production activity in Nevada, as the facility was deconsolidated as of June 24, 2024 compared to harvests for the full nine months ended September 30, 2023. In addition, harvests in Arizona also decreased as a result lower demand during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Other revenues and other gross profits

For the nine months ended September 30, 2024, other revenues was $Nil as compared to $0.2 million for the nine months ended September 30, 2023, and other gross profits was $Nil as compared to a negative $0.3 million for the nine months ended September 30, 2023. The changes in other revenues and other gross profits is due to the deconsolidation of our CBD business as of May 8, 2023.

Total operating expenses

For the nine months ended September 30, 2024, our total operating expenses were $62.4 million as compared to $70.4 million for the nine months ended September 30, 2023, which represents a decrease of 11.4%.

The decrease in total operating expenses resulted from a decrease of $5.2 million in our selling, general, and administrative expenses which is attributable to: $1.9 million decrease in share-based compensation as the majority of outstanding employee RSUs have fully vested in July 2023; $0.3 million decrease in severance expenses during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023; $2.2 million decrease in our salaries and employee expenses from reduced headcount during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023; $0.1 million decrease in other general corporate expenditure during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, and a $1.0 million decrease of legal, marketing and other professional fees during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This decrease was partially offset by an increase of $0.2 million relating in travel expenses and a $0.2 million increase in facility, insurance and technology costs during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

The decrease in total operating expenses is also attributable to a $1.7 million decrease in our depreciation and amortization expenses during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. We have a lower depreciable fixed asset base, as certain items of plant and equipment are now fully depreciated, net of any capital additions.

Further, the decrease in total operating expenses is attributable to a $1.2 million increase in recoveries, write-downs and other charges, net mainly from a $2.2 million gain recognized from the disposal of the Purchased Assets in Massachusetts and a $0.1 million gain recognized on an early termination of a lease, partially offset by additional credit loss provisions of $0.8 million and settlement costs of $0.3 million recognized during the nine months ended September 30, 2024 as compared to immaterial write downs during the nine months ended September 30, 2023.

Total other income and expenses

For the nine months ended September 30, 2024, our total other expenses were $12.1 million as compared to total other expenses of $14.8 million for the nine months ended September 30, 2023, which represents a decrease of 18.5%.

The decrease in total other income and expenses between the nine months ended September 30, 2024 and 2023 is attributable to: $1.2 million decrease in loss on debt extinguishment related to the February 16, 2024 amendment (the "2024 NJ Amendment") to the Senior Secured Bridge Notes, which resulted in a loss of $0.1 million during the nine months ended September 30, 2024, as compared to an amendment fee for the Senior Secured Bridge Notes of $1.3 million during the nine months ended September 30, 2023 from the first amendment of the NJ Senior Secured Notes in February 2023; a $3.2 million increase in interest and other income, mainly attributed to a $2.1 million gain on deconsolidation of our Nevada operations, $0.8 million in income from ATM revenues and license fees, $0.6 million gain from certain vendor accruals and foreign currency translations, partially offset by a $0.2 million loss on our investment in an associate and $0.2 million decrease in in rental income from sublease arrangements during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

The total decrease in total other expenses was partially offset by a $1.1 million increase in interest expense, attributable to the Secured and Unsecured Debentures interest which are paid-in-kind and therefore, each subsequent quarter will accrue higher interest as the principal balance increased during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023; a $0.5 million increase in accretion expense during the nine months ended September 30, 2024, relating to the amended NJ Senior Secured Bridge Notes which was renewed in February 2024, as compared to the nine months ended September 30, 2023; and a loss of less than $0.1 million from changes in fair value on certain financial instruments during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Income tax expense

For the nine months ended September 30, 2024, our income tax expense was $16.9 million as compared to $19.9 million for the nine months ended September 30, 2023, which represents a decrease of 15.2%. The decrease in income tax expense is attributable to certain non-deductible items and the mix of pre-tax income across various jurisdictions. impacting out effective tax rate during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we held unrestricted cash of $19.9 million (December 31, 2023—$13.1 million), an accumulated deficit of $1,363.1 million (December 31, 2023—$1,327.6 million) and a working capital deficit of $31.4 million (December 31, 2023—$79.9 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations, and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023 (Restated and adjusted)

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the nine months ended September 30, 2024 was $10.7 million as compared to $4.8 million for the nine months ended September 30, 2023. The increase in our net cash provided from operating activities during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was due primarily to the following: our net loss of $35.4 million, partially offset by $18.7 million of depreciation and amortization expense, $12.7 million in interest expense, $1.7 million in share-based compensation expense, $3.4 million of accretion expense, $2.1 million gain from deconsolidation from our Nevada operations, $0.1 million in loss on debt extinguishment from the amendment of our Senior Secured Bridge Notes, $0.2 million loss on our equity method investment; $0.2 million from additional inventory reserves, $1.2 million in recoveries, write-downs and other charges, net from $2.2 million gain recognized from the disposal of Holliston assets and $0.1 million gain recognized on the early termination of a lease, partially offset by additional credit loss provisions of $0.8 million and settlement costs of $0.3 million, and $12.5 million from changes in operating assets and liabilities items during the nine months ended September 30, 2024.

Changes in other operating assets for the nine months ended September 30, 2024 include a marginal increase in inventory of less than $0.1 million, due to increased production volumes in Maryland and New Jersey, partially offset by the Nevada deconsolidation and lower production volumes in both Massachusetts during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, an increase in accounts receivable of $0.8 million from higher wholesale revenues and timing of collections during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, and an increase in prepaid expenses of $0.6 million during the nine months ended September 30, 2024. mainly relating to the timing of renewals for insurance and rent, as compared to the nine months ended September 30, 2023.

Changes in other operating liabilities for the nine months ended September 30, 2024 include an increase in uncertain tax position liabilities of $62.0 million due to certain accrued income taxes being recognized as an uncertain tax position during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, a decrease in accrued and other current liabilities of $63.2 million from additional accrued income taxes and certain amended tax liabilities being reclassified to uncertain tax positions, and a decrease in accounts payable of $5.8 million as compared to the nine months ended September 30, 2023.

As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although, we expect to continue to have positive cash flows from operations for the remainder of 2024, no assurance can be given that we will have positive cash flows in the future.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024, was $2.8 million as compared to $4.3 million during the nine months ended September 30, 2023. The decrease in cash used in investing activities was primarily attributable to lower capital spend related to acquisition of adult-use licenses in Maryland and New Jersey and renewal fees in Florida during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Further, we contributed $0.3 million to our investments in associates during the nine months ended September 30, 2024 as compared to $0.5 million during the nine months ended September 30, 2023.

In addition, we received $0.5 million as a portion of proceeds for the sale of Purchased Assets in Massachusetts during the nine months ended September 30, 2024 as compared to $1.3 million of proceeds from the sale of our cultivation and dispensary assets in Colorado during the nine months ended September 30, 2023.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $0.2 million as compared to net cash used in financing activities of $0.3 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we paid $0.1 million on our employees' behalf as part of RSUs issuances as compared to $0.3 million during the nine months ended September 30, 2023. Further, we repaid less than $0.1 million of debt during the nine months ended September 30, 2024 and 2023.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 4 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

Effective as of October 11, 2023 (the "October Resignation Date"), Robert Galvin, our then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. In connection with the resignation, we executed a separation agreement (the "October Separation Agreement"), pursuant to which, Mr. Galvin will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin will receive: (i) total cash compensation in the amount of approximately $0.4 million, which was paid in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which vested fully on January 4, 2024. Under the terms of the October Separation Agreement, we will continue to pay the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year from the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of September 30, 2024, the total balance owed to Mr. Galvin is $Nil (December 31, 2023 - $0.4 million).

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, our then-Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. in connection with the resignation, we and Mr. Faraut executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, we will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of September 30, 2024, the total balance owed to Mr. Faraut is less than $0.1 million (December 31, 2023 - $Nil).

Pursuant to the terms of the Third Amended and Restated Secured Debenture Purchase Agreement (the "Secured DPA"), dated as of June 24, 2022, with ICM, the other Credit Parties (as defined in the Secured DPA), the collateral agent, and the New Secured Lenders, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of September 30, 2024, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $8.9 million (December 31, 2023 – $8.0 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of September 30, 2024 the outstanding related party portion of the interest payable was $0.2 million (December 31, 2023 - $Nil) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

During this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, there has been a change in accounting policy as described in Note 1(i) "Organization and Description of Business" of the Notes to the Unaudited Interim Condensed Consolidated Financial Statements in Part I, Item 1 related to income taxes. There have been no other changes to our critical accounting policies and estimates from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC.

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

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, with respect to (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities under an effective registration statement under the Securities Act which would be December 31, 2027; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) Our internal controls relating to financial reporting for inventory, including inventory valuation and consolidation of inventory, (2) Information technology general controls related to access security were not designed and implemented for all financially relevant applications during the audit period. Additionally, we did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (3) We did not perform an effective risk assessment or monitor internal controls over financial reporting. We lacked sufficient resources to adequately perform and monitor account reconciliation and review controls.

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

On April 12, 2023, the Circuit Court of Palm Beach County initially set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023, but the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025.

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

In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above). On November 30, 2022, the Defendants filed a Petition to Vacate Arbitration Award and CGX filed its opposition on January 30, 2023. On February 3, 2023, the Defendants requested a hearing on the Petition to Vacate Arbitration Award. The Circuit Court for Baltimore County scheduled a hearing on the Petition to Vacate Arbitration Award for February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. On April 8, 2024, the Defendants submitted the required ownership transfer paperwork to the Maryland Cannabis Administration (the "MCA") to request approval of the transfer of ownership of LMS to CGX following the denial of the Defendants' Petition to Vacate Arbitration Award. Also on April 8, 2024, the Defendants requested that the MCA either deny the ownership transfer of LMS to CGX, or delay their consideration of the request until the S8 Arbitration is complete. On April 22, 2024, the MCA notified the parties that it will wait to consider the request to transfer ownership of LMS to CGX until the S8 Arbitration is complete. Beginning on July 15, 2024, the parties attended a hearing regarding claims (iii) and (iv) in the CGX Arbitration and the claims in the S8 Arbitration. The parties filed post-hearing briefs on August 27, 2024 and oral argument regarding the post-hearing briefs was held on September 16, 2024. On September 24, 2024, the arbitrator issued his final award, in which he denied the claims of all parties in the CGX Arbitration and S8 Arbitration. Now that the CGX Arbitration and S8 Arbitration are complete, CGX continues to pursue regulatory approval of the transfer of ownership of LMS to CGX from the MCA.

On June 20, 2023, LMS filed a complaint in the United States District Court for the District of Maryland against the Company and three wholly-owned subsidiaries of the Company (the "iAnthus Defendants"), alleging conversion, RICO violations and unjust enrichment and seeking damages in excess of $4.5 million, plus treble damages (the "Federal Complaint"). The allegations in the Federal Complaint appear substantially similar to, and appear to arise from substantially the same operative facts as, those alleged by LMS in the CGX Arbitration, the S8 Arbitration, and in support of the Defendants' Petition to Vacate Arbitration Award. The iAnthus Defendants deny LMS’s allegations alleging unlawful conduct. The iAnthus Defendants filed a Motion to Dismiss (Or Stay the Proceedings) the Federal Complaint on September 11, 2023. On March 12, 2024, the Court granted the iAnthus Defendants' motion and administratively stayed the Federal Complaint pending the outcome of the CGX Arbitration and the S8 Arbitration. On November 1, 2024, LMS filed a voluntary notice of dismissal, dismissing the Federal Complaint. On November 4, 2024, the court ordered that LMS’s notice of dismissal be adopted and further ordered that the Federal Complaint be dismissed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
18.1	Preferability Letter from PKF regarding change in accounting policy (Incorporated by reference to Exhibit 18.1 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on August14, 2024)

10.1+

Separation Agreement and General Release, dated April 5, 2024, by and between the Company and Philippe Faraut (Incorporated by reference to Exhibit 10.1 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on May 14, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: November 12, 2024	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Justin Vu
Justin Vu
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)