Form 10-K
period 2024-12-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2025-03-24
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-56228

IANTHUS CAPITAL HOLDINGS, INC.

(Exact name of registrant as specified in charter)

British Columbia, Canada	98-1360810
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

214 King Street, Suite 400 Toronto, Ontario, Canada	M5H 3S6
(Address of principal executive offices)	(Zip code)

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024 was approximately $25.6 million based upon the closing price of the registrant’s common shares of $0.02 on the OTCQB of the OTC Markets Group Inc. as of that date.

Number of common shares outstanding as of March 20, 2025 was 6,745,694,117.

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
•
It may be difficult to enforce civil liabilities in the U.S. under Canadian securities laws.

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

THE COMPANY

iAnthus Capital Holdings, Inc. (the “Company”) is a holding company with the subsidiaries set forth in the chart below as of December 31, 2024.

iAnthus Capital Holdings, Inc.
100%
MPX Bioceutical ULC
100%
MPX Luxembourg SARL
100%
CGX Life Sciences, Inc.
100%
GreenMart of Maryland, LLC d/b/a H4L Baltimore
100%
Rosebud Organics, Inc.
100%
Budding Rose, Inc. d/b/a H4L Bethesda
LMS Wellness, Benefit, LLC d/b/a H4L White Marsh
100%
Fall River Development Company, LLC
100%
IMT, LLC
100%
GreenMart of Nevada NLV, LLC
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

Through our subsidiaries, we own and/or operate, as of December 31, 2024, 40 dispensaries and eight cultivation and/or processing facilities in six U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, we have the capacity to own and/or operate up to an additional five dispensary licenses and/or dispensary facilities in two states, plus an uncapped number of dispensaries in Florida and up to 18 cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in seven U.S. states, all subject to the necessary regulatory approvals.

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

Operations

Cultivation. We cultivate multiple strains of cannabis plants within our licensed cultivation facilities across the United States. We believe that our facilities are designed, managed and operated to cultivate high-quality products in a cost-effective manner. Our cultivation process uses all parts of the cannabis plant, including flower and trim (“biomass”), to produce cannabis products that we sell at our dispensaries and distribute to third parties on a wholesale basis. As of December 31, 2024, we currently have seven issued cultivation and processing licenses in six U.S. states, with approximately 416,000 square feet of cultivation and processing space which is fully built-out and the ability to expand to a total of approximately 890,000 square feet of space within our existing lots, subject to regulatory approval. We currently have the ability to harvest approximately 35,000 pounds of biomass annually in our existing cultivation space, and we believe that we will have the ability to harvest approximately 144,000 pounds of biomass annually if we are able to use all of our projected cultivation space, including the cultivation space that is currently under construction and the additional unused cultivation space within our existing lots.

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

Distribution

Wholesale

We distribute our cannabis products through our wholesale channel to over 215 dispensaries, including our own dispensaries and other third-party dispensaries in Maryland, Massachusetts, and New Jersey. These include our MPX and Black Label branded products.

Retail

As of December 31, 2024, we own and/or operate 40 dispensaries for the sale of medical and/or adult-use cannabis and ancillary products. These dispensaries sell products that have been cultivated, developed and processed by us as well as third parties, in states where such sales are permitted. We own and/or operate licensed dispensaries in prime markets, including Atlantic City, Baltimore, Bethesda, Boston, Brooklyn, Miami, Orlando, Mesa, Staten Island and West Palm Beach, and we plan to open additional locations in the future.

Our Marijuana Dispensaries, Cultivation and Manufacturing

The table below provides a summary of our licensed operations as of December 31, 2024:

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

(1)
ABACA, HFL, Soothing Options and THCWC are non-profit entities. As of December 31, 2024, our wholly-owned subsidiary, iAnthus Arizona, LLC (“iA AZ”), had entered into management agreements with ABACA, HFL, Soothing Options and THCWC, each of which held an Arizona Medical Marijuana Dispensary Registration Certificate and a Marijuana Establishment License. Following the completion of our fiscal year 2024, on February 14, 2025, ABACA, HFL and Soothing Options each sold substantially all of its assets relating to its operations to a third-party buyer. See "Item 1. Business - Dispositions - Certain Arizona Assets" for additional information.

(2)
A holder of an Arizona Medical Marijuana Dispensary Registration Certificate and Marijuana Establishment License, also referred to as a dual license holder, permits its holder to operate one co-located medical and adult-use retail cannabis dispensary, which can be co-located with one medical or adult-use cannabis cultivation and manufacturing facility, two separately located cultivation and manufacturing facilities, and one separately located manufacturing, packaging, and storage facility. As of December 31, 2024, the Dispensary Registration Certificates and Marijuana Establish Licenses each held by ABACA, HFL, Soothing Options and THCWC, collectively allow for the operation of: (i) up to four co-located medical and adult-use cannabis retail dispensaries, (ii) up to four on-site cultivation facilities to cultivate and manufacturing cannabis and cannabis products; (iii) up to eight off-site cultivation facilities to cultivate and manufacture cannabis and cannabis products, and (iv) up to four off-site locations to manufacture, package, and store cannabis and cannabis products, all subject to regulatory approval. As of December 31, 2024, through ABACA, HFL, Soothing Options and THCWC, we operated four co-located medical and adult-use cannabis dispensaries and three facilities for medical and adult-use cannabis cultivation and processing, two of which are co-located with their affiliated dispensaries. As of December 31, 2024, Soothing Options had also entered into two Cultivation Services Agreement with unaffiliated, third-parties, pursuant to which Soothing Options licensed two of its off-site cultivation and processing licenses to such third-parties for a monthly fee and an option to purchase a set amount of biomass per month. Following the completion of our fiscal year 2024, on February 14, 2025, ABACA, HFL and Soothing Options each transferred its Arizona Medical Dispensary Registration Certificate and Marijuana Establishment License and the facilities associated with such licenses to a third-party buyer. See "Item 1. Business - Dispositions - Certain Arizona Assets" for additional information.
(3)
We own 100% of GHHIA Management, Inc. (“GHHIA”), which holds an exclusive 40-year management agreement to operate the medical cannabis business associated with the Florida Medical Marijuana Treatment Center (“MMTC”) license issued to McCrory’s, and GHHIA owns 100% of McCrory’s.
(4)
Florida previously imposed a progressive limit on the number of medical cannabis dispensaries that could be operated by each vertically licensed MMTC based on the number of registered qualified medical cannabis patients in the state. This statutory cap, which permitted 25 dispensaries per MMTC, increasing by 5 dispensaries for each additional 100,000 patients registered in Florida’s Medical Marijuana Use Registry, expired on April 1, 2020. As of April 1, 2020, the MMTC license held by McCrory’s is no longer subject to the statutory cap. Through its vertically integrated MMTC license, McCrory’s currently operates 21 medical dispensaries in Florida.
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
(8)
We, through our wholly-owned subsidiary, CGX Life Sciences, Inc. (“CGX”), own 100% of two co-located medical and adult-use cannabis dispensaries, GMMD and Budding Rose, and one medical and adult-use cannabis processor, Rosebud. CGX holds an option to acquire one additional co-located medical and adult-use cannabis dispensary, LMS. On November 22, 2021, CGX exercised its option to acquire LMS, but CGX’s acquisition of LMS remains subject to resolution of a pending legal challenge. See “Item 3. Legal Proceedings - Claim by Maryland License Holder” for additional information. Our wholly-owned subsidiary, S8 Management, LLC (“S8 Management”), has entered into management agreements with LMS, Budding Rose, GMMD and Rosebud.
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

(13)
GMNV currently holds one medical cultivation license, one medical production license, one adult-use cultivation license and one adult-use production license, all of operations occur at GMNV’s facility located in North Las Vegas, Nevada. GMNV currently operates an adult-use dispensary located in Las Vegas and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno. See "Item 1. Business - Dispositions - Nevada Assets" for additional information.
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
(17)
We, through our wholly-owned subsidiary, ICM, own 100% of Citiva, which holds a vertically integrated medical cannabis license allowing Citiva to operate one medical manufacturing facility, including cultivation and processing capabilities and up to a maximum of eight medical dispensaries, subject to regulatory approval. Citiva currently operates four medical dispensaries in Brooklyn, Wappingers Falls, Staten Island, and Ithaca, New York. Our dispensary in Ithaca, New York is temporarily closed. We currently anticipate operating one cultivation and manufacturing facility in Warwick, New York, subject to applicable regulatory approvals. On January 12, 2024, the New York Cannabis Control Board approved Citiva's application for the Registered Organization Dispensing ("ROD") license. Pursuant to the ROD license, Citiva is authorized to engage in certain adult-use activities, subject to Citiva's payment of certain licensing fees. As of the date of this filing, Citiva has not paid the licensing fees necessary to begin adult-use operations.

Growth Strategies and Strategic Priorities

Expand retail footprint within existing dispensary license portfolio. As of December 31, 2024, we have 40 operating dispensaries; however, our licenses permit us to own and/or operate an additional five dispensary licenses and/or dispensary facilities in six states, plus an uncapped number of licenses in Florida, all subject to regulatory approval. We have dispensary licenses in key markets throughout the United States including New York City (Brooklyn and Staten Island), Boston, the Washington D.C. metro area (Bethesda), the Tampa and St. Petersburg area, the Miami and Fort Lauderdale area, Orlando, and Baltimore. We intend to expand our operations in Florida and New York.

Increase cultivation and processing capacity. We have seven operational cultivation and/or processing facilities in six states, with approximately 416,000 square feet of cultivation and processing space which is fully built-out, and the ability to expand to a total of approximately 890,000 square feet of space within our existing lots, subject to regulatory approval. We currently have the ability to harvest approximately 35,000 pounds of biomass annually in our existing cultivation space and we believe that we will have the ability to harvest approximately 144,000 pounds of biomass annually if we are able to use all of our projected cultivation space, including the cultivation space that is currently under construction and the additional unused cultivation space within our existing lots.

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

Acquisitions

GreenMart of Maryland, LLC, Rosebud Organics, Inc. and Budding Rose, Inc.

In January 2018, we, through our wholly-owned subsidiary, CGX, entered into separate option agreements, as amended, with (i) all of the shareholders (the “Budding Rose Sellers”) of Budding Rose; (ii) all of the shareholders (the “Rosebud Sellers”) of Rosebud; (iii) Elizabeth Stavola (the “GMMD Seller”), our former officer and director and the sole member of GMMD; and (iv) William Huber, the sole member of LMS (the “LMS Seller”) and LMS, pursuant to which, CGX was granted and exercised its options to acquire 100% ownership of Budding Rose, Rosebud, GMMD and LMS on September 16, 2021, April 1, 2021, November 5, 2021 and November 22, 2021, respectively, all subject to regulatory approval by the Maryland Medical Cannabis Commission (the “MMCC”). On July 28, 2022, the MMCC approved the request to acquire 100% ownership of Budding Rose, Rosebud and GMMD. On August 9, 2022, CGX closed on its acquisition of GMMD, and on August 18, 2022, CGX closed on its acquisitions of Rosebud and Budding Rose.

On May 23, 2022, we, through CGX, filed a demand for arbitration with the American Arbitration Association against LMS and the LMS Seller for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and the LMS Seller on the other (collectively, the “LMS Option Agreements”). On March 4, 2025, the Maryland Cannabis Administration (the "MCA"), the successor regulatory agency to the MMCC, approved the request to acquire 100% ownership of LMS. The closing of our acquisition of LMS is subject to cooperation by LMS and its managing member. To date, LMS and its managing member have refused to close. See “Item 3. Legal Proceedings - Claim by Maryland License Holder” for additional information.

Acquisition of Cheetah

On December 30, 2024, we entered into an Asset Purchase Agreement (the "Cheetah Purchase Agreement") with Cheetah Enterprises, Inc. (the "Cheetah Seller"), pursuant to which, we acquired substantially all of the assets of the Cheetah Seller that relate to and are used in connection with the Cheetah Seller's cannabis wholesale business, including the manufacture, marketing, and sale of cannabis distillate vaporize products in the states of Illinois and Pennsylvania under the "Cheetah" brand (the "Brand"), but excluding certain excluded assets (collectively, the "Cheetah Purchased Assets") together with certain assumed liabilities related to the Cheetah Purchased Assets. The purchase price (the "Purchase Price") for the Cheetah Purchased Assets is approximately $3.5 million, and includes (i) common shares at an aggregate deemed value of approximately $1.5 million, to be issued in three (3) tranches; (ii) cash consideration of approximately $2.0 million payable in four installments, upon the completion of certain performance benchmarks (if the Brand does not meet the performance benchmark by the payment date, such payment date will be delayed until the later of (x) thirty (30) days or (y) until such time the Brand achieves the applicable performance benchmark; provided, payment of the full cash consideration shall not be delayed more than twenty-four (24) months after closing); and (iii) additional consideration based on EBITDA generated by the Brand over the next three years which is payable annually in cash, with the final payment due on or before April 1, 2028.

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

iA CBD

On May 8, 2023, our wholly-owned subsidiary, iA CBD, LLC ("iA CBD") entered into an Asset Purchase Agreement (the "Purchase Agreement") with C4L, LLC (the "CBD Buyer"), pursuant to which, iA CBD agreed to sell substantially all of the assets of iA CBD for $0.2 million. iA CBD owns and operates the Company's assets associated with its CBD products branded as CBD for Life (the "CBD Business"). The closing of the Purchase Agreement was subject to, among other customary conditions, the assignment of the United States Small Business Loan held by iA CBD. On May 8, 2023, iA CBD also entered into an interim management agreement (the "CBD Management Agreement"), pursuant to which the Buyer assumed full operational and managerial control of the Business as of May 8, 2023 (the "CBD Effective Date"). The CBD Management Agreement remained in effect until the earlier of the (i) closing of the Purchase Agreement; and (ii) the termination of the Purchase Agreement in accordance with its terms. As of the CBD Effective Date, all operational control of the CBD Business was transferred to the CBD Buyer. As of August 15, 2023, the Company completed the sale of iA CBD as all closing conditions of the Purchase Agreement were satisfied, including receipt of approval of the assignment of the United States Small Business Loan.

Colorado Investments

We, through our wholly-owned subsidiaries, Scarlet Globemallow, LLC ("Scarlet") and Bergamot Properties, LLC ("Bergamot"), held certain investments in Colorado, including real estate. As of November 14, 2023, Scarlet and Bergamot each sold their respective Colorado-related interests collectively for $2.7 million.

Certain Massachusetts Assets

On February 9, 2024, our wholly-owned subsidiary, Mayflower Medicinals, Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. As security for payments under the notes, Mayflower executed a security agreement, granting it a first priority lien on the purchased assets. The proceeds from the Cash Closing Payment were used to satisfy certain federal tax obligations. We recognized a gain of $2.6 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed as of the MA Closing Date, which is presented in "recoveries, write-downs and other charges, net" on the consolidated statements of operations for the year ended December 31, 2024.

Nevada Assets

On February 23, 2024, our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale are $6.5 million. The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, which was approved by the NV CCB and became effective June 24, 2024 (the "NV Management Agreement Effective Date"). Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement (the "Closing") and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning three months after the Closing, over 36 months with interest accruing at 8% per annum. On March 20, 2025, the NV CCB approved the transaction contemplated by the NV Purchase Agreement.

As of the NV Management Agreement Effective Date, all operational control of GMNV was transferred to the Manager and we determined that we no longer had a controlling financial interest as of the NV Management Agreement Effective Date. We recognized a gain on deconsolidation of $2.1 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net liabilities disposed from deconsolidation on the NV Management Agreement Effective Date, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2024. As the consideration to be received is contingent on the receipt of the approval from the NV CCB, no consideration has been recognized to date. Once the license transfer has been approved and the consideration has been received from the Buyer, we will recognize the associated gains at such time.

Certain Arizona Assets

On February 6, 2025, we entered into definitive agreements (the "AZ Purchase Agreements") with an unaffiliated third-party buyer (the "AZ Buyer"), pursuant to which we agreed to sell three dispensaries and two processing/cultivation facilities in Arizona for aggregate consideration of approximately $36.5 million (the "AZ Transaction"). The AZ Transaction includes two dispensaries, a processing facility and a cultivation/processing facility located in Mesa, Arizona as well as one dispensary located in Phoenix, Arizona (collectively, the "Facilities"). Following the closing of the AZ Transaction, we will continue to operate one dispensary in Mesa, Arizona.

Pursuant to the AZ Purchase Agreements, we agreed to sell and the AZ Buyer agreed to acquire, substantially all of the assets related to or used in connection with the Facilities, including, but not limited to, all cannabis licenses associated with such businesses and related real property (collectively, the "AZ Purchased Assets"), together with certain assumed liabilities related to the AZ Purchased Assets. The closing of the Transaction is subject to customary conditions precedent, including the receipt of applicable consents and regulatory approvals.

The purchase price for the AZ Purchased Assets is approximately $36.5 million and will consist of approximately $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months.

The AZ Transaction closed on February 14, 2025 with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. As of February 14, 2025, all closing conditions of the AZ Purchase Agreement had been met and that is the date that the AZ Transaction closed and the AZ Buyer assumed full managerial and operational control of the AZ Purchased Assets.

As of December 31, 2024, we had reclassified a total of $23.6 million to assets classified as held for sale, and $2.3 million to liabilities classified as held for sale on the consolidated balance sheets with respect to the AZ Purchased Assets.

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

In connection with the closing of the Recapitalization Transaction, we issued an aggregate of 6,072,579,705 common shares to the Secured Lenders and Unsecured Lenders. Specifically, we issued 3,036,289,852 common shares (the “Secured Lender Shares”), or 48.625% of our outstanding common shares, at that time, to the Secured Lenders and 3,036,289,853 common shares (the “Unsecured Lender Shares” and together with Secured Lender Shares, the “Shares”), or 48.625% of our outstanding common shares, at that time, to the Unsecured Lenders. As of the Closing Date, we had 6,244,297,897 common shares issued and outstanding and existing holders of our common shares collectively held 171,718,192 common shares, or 2.75% of our outstanding common shares.

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

Recent Developments

Issuance of common shares

On January 9, 2025, the Company issued 41,666,666 common shares to the Cheetah Seller with respect to the Cheetah Acquisition.

On January 14, 2025, the Company issued 25,632,509 common shares for vested restricted stock units to certain employees and directors. The Company withheld 1,028,774 common shares to satisfy employees’ tax obligations of less than $0.1 million.

Sale of Certain Arizona Assets

See Item 1. Business - Dispositions - Certain Arizona Assets" for additional information.

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

Governmental Regulations

Cannabis Overview

In the United States, the cultivation, manufacturing, importation, distribution, use and possession of cannabis is illegal under U.S. federal law. However, medical and adult-use cannabis has been legalized and regulated by individual states. Pursuant to the National Conference of State Legislatures, as of February 1st, 2025 , (i) Thirty-nine states, three territories and the District of Columbia allow the medical use of cannabis products, (ii) nine states allow the use of "low THC, high cannabidiol" products for medical reasons in limited situations or as a legal defense, and (iii) 24 states, the District of Columbia, Guam, the Northern Mariana Islands and the US Virgin Islands have enacted laws allowing the recreational use of marijuana. Notwithstanding the regulatory environment with respect to cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA. Accordingly, the use, possession, or distribution of cannabis violates U.S. federal law. As a result, cannabis businesses in the United States are subject to inconsistent state and federal legislation, regulation and enforcement.

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

In January 2018, then U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum. While this did not create a change in U.S. federal law, as the Cole Memorandum was policy guidance and not law, the rescission added to the uncertainty of U.S. federal enforcement of the CSA in states where cannabis use is legal and regulated. Former Attorney General Sessions, concurrent with the rescission of the Cole Memorandum, issued a memorandum (“Sessions Memorandum”) which explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance adopted in the 1980s, as set forth in the U.S. Attorney’s Manual (“USAM”). The USAM enforcement priorities, like those of the Cole Memorandum, are also based on the U.S. federal government’s limited resources and include law enforcement priorities set by the Attorney General, the seriousness of the alleged crimes, the deterrent effect of criminal prosecution and the cumulative impact of particular crimes on the community.

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

Hearings on the merits of the Drug Enforcement Agency’s (DEA) proposed cannabis rescheduling were originally scheduled to begin in January of 2025. Those hearings, however, were cancelled by the Administrative Law Judge (ALJ) hearing the case on January 13, 2025, pending a request to appeal his decision refusing to remove the DEA as the proponent of the proposed rule to the DEA Administrator. The preliminary hearing period had a difficult start with accusations from pro-legalization parties that the DEA improperly excluded certain parties from participating in the hearing, that the DEA itself does not adequately support rescheduling despite being designated as the purported primary proponent for rescheduling, and that the DEA engaged in improper ex parte communications with anti-rescheduling parties.

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

The appointment of President Trump has raised questions on the new administration’s support for federal rescheduling and other favorable cannabis related initiatives. While Trump as a Presidential candidate endorsed both adult-use legalization in Florida and federal rescheduling during the 2024 campaign, some recent appointments raise questions regarding that support.

Recently confirmed Attorney General Pam Bondi has not expressed an opinion with respect to cannabis regulation generally or cannabis rescheduling in particular, and cannabis was not a topic of discussion at her confirmation hearings. On February 11, 2025, Trump announced his nomination of Terrance C. Cole for DEA administrator, and Mr. Cole has previously expressed opposition to cannabis reform. The current acting administrator of the DEA, Derek Maltz, has similarly voiced opposition to cannabis reform.

Newly appointed Chairman of the Department of Health and Human Services (HHS) Robert F. Kennedy has previously called for cannabis decriminalization but told Senate members during his confirmation that he would refer to the DEA on the matter. He later also expressed concern about high-potency strains of cannabis and said he wants to conduct further studies on its effects. He has also moved to rescind public participation from HHS decision-making more generally.

Chairman of the Office of Management and Budget Russel Vought also has a track record of opposition to cannabis reform, calling it a gateway drug in 2022.

Additional Federal Legislation

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

In February of 2025, U.S. Senators Pete Ricketts (R-NE) and James Lankford (R-OK) introduced the “No Deductions for Marijuana Businesses Act.” The legislation would prevent marijuana businesses from deducting business expenses from their federal taxes

Financial and Banking Laws and Regulations

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

Most recently, the US Senate Committee on Banking, Housing and Urban Affairs held a hearing on February 5 on debanking practices by regulators and banks during which the SAFE act was raised but did not receive much attention. More broadly, according to Rep. Dave Joyce (R-OH), leaders of the Congressional Cannabis Caucus have yet to even hold an initial meeting two months into the new Congress, suggesting cannabis is not a legislative priority in early 2025.

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

Hemp and Hemp Derived Cannabinoids

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

The application of the hemp provisions of the 2014 Farm Bill was initially set to expire on October 31, 2020, at which time state programs would be required to comply with the 2018 Farm Bill regulations. However, U.S. Senators and state agricultural departments requested an extension of the application of the 2014 Farm Bill and a delay of the implementation of the 2018 Farm Bill due to delays caused by COVID-19. On December 21, 2024, the American Relief Act extended the 2018 Farm Bill through September 30, 2025.

Under the 2018 Farm Bill, states and tribal governments have authority to adopt regulatory regimes that are more restrictive than federal mandates or prohibit hemp production altogether. Accordingly, variance in hemp regulation across jurisdictions is likely to persist. Compliance with state hemp law, if any, is required under the 2018 Farm Bill.

As a result of the 2018 Farm Bill, federal law now provides that CBD and other cannabinoids derived from hemp may not be controlled substances under the CSA; however, CBD and other cannabinoids derived from hemp could still be considered a controlled substance under applicable state law. States take varying approaches to regulating the production and sale of hemp and hemp-derived cannabinoids. While some states explicitly authorize and regulate the production and sale of cannabinoids or otherwise provide legal protection for authorized individuals and businesses to engage in commercial hemp activities, other states maintain outdated drug laws that do not distinguish hemp or hemp-derived CBD or other cannabinoids from marijuana (or “cannabis” as used herein), resulting in hemp being classified as a controlled substance under certain state laws. In these states, the sale of CBD or other cannabinoids, notwithstanding its origin, is either restricted to state medical or adult-use cannabis program licensees or remains unlawful. Additionally, a number of states prohibit the sale of consumable CBD or other cannabinoid products based on the position of the FDA set forth in the Federal Food, Drug and Cosmetic Act (the “FFDCA”) that it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as or in dietary supplements regardless of whether the substances are hemp-derived. Finally, some states, while allowing the sale of CBD or other non-intoxicating cannabinoids, prohibit the sale of intoxicating cannabinoids such as delta-8 and delta-10 THC or HHC.

During 2024, with the uncertainty at the federal level regarding the interpretation of the 2018 Farm Bill, individual states have stepped up their regulation of intoxicating hemp-derived products. According to the Association Of State And Territorial Health Officials, last year at least nine states enacted legislation regarding these products, including Connecticut (HB 5150) Wyoming (SF 32), Minnesota (HB 4757), South Dakota (HB 1125), West Virginia (SB 679), Louisiana (HB 952), and New Jersey (S 3235). South Dakota explicitly prohibited the conversion or modification of industrial hemp into any THC variant, including Delta-8 and Delta-10, and the sale of any resulting products, and New Jersey moved the regulation and sale of these products under the state’s cannabis regulatory agency.

Most of the new state initiatives have been legally challenged by the hemp industry with mixed success. In several cases, state actions survived the first phase of legal challenges and remained in effect while litigation continues. For example, judges allowed the laws in California, Iowa, Wyoming South Dakota to take effect while the cases continue, but New Jersey’s and Arkansas’ proposed legal restrictions were paused pending legal review.

As states continue to refine their regulatory frameworks for intoxicating hemp products, legal cases are likely to continue emerging do deal with complex questions about federal preemption, removal jurisdiction, and the interaction between state consumer protection laws and federal cannabis policy. The evolving regulatory landscape presents both challenges and opportunities for businesses and their counsel.

The FDA and Hemp Derived Cannabinoids

The 2018 Farm Bill preserves the authority and jurisdiction of the FDA under the FFDCA to regulate the manufacture, marketing and sale of food, drugs, dietary supplements and cosmetics, including products that contain hemp extracts and derivatives such as CBD and other cannabinoids. As a producer and marketer of hemp-derived products, we are required to comply with FDA regulations applicable to the manufacturing and marketing of such products, including with respect to dietary supplements, food and cosmetics. To date, the FDA has not deemed CBD or other cannabinoids permissible for use in dietary supplements, as dietary ingredients, or as safe for use in food. The FDA has consistently taken the position that CBD is prohibited from being marketed as a dietary supplement or added to food because substantial clinical trials studying CBD as a new drug must be made public prior to the marketing of any food or dietary supplements containing CBD.

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

More recently, on January 16, 2025, the FDA’s Center for Veterinary Medicine (CVM) released a request for information (RFI) soliciting comments from the public, with a focus on practicing veterinarians, related to the use of cannabis-derived products in veterinary medicine. The RFI is focused primarily on CBD products and other hemp-derived products. While the RFI is focused on soliciting comments related to animals, the FDA also stated in the RFI that regulation of the CBD market is a priority and thus the information gathered will guide the FDA in its future regulatory action. Stakeholders have until April 16, 2025, to submit comments to CVM.

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

Employees

As of March 11, 2025, we had 716 full-time and 118 part-time employees. Certain of our employees have elected to be represented by the United Food and Commercial Workers (“UFCW”) International Union in New York, New Jersey, Massachusetts and Maryland. Of our employees, 173 are represented by nine collective bargaining agreements and 14 employees have elected to be represented by the UFCW International Union, but we have not entered into a collective bargaining agreement with the UFCW International Union relating to these employees yet. We believe that we maintain good relations with our employees.

Corporate Information

We are a company incorporated under the laws of British Columbia, Canada. We were incorporated on November 15, 2013 under the name Genarca Holdings Ltd., and on August 4, 2016, we changed our name to iAnthus Capital Holdings, Inc. Our corporate headquarters is located at 214 King Street West, Suite 400, Toronto, Ontario M5H 3S6 and our telephone number is (646) 518-9418. Our common shares, no par value, are listed on the Canadian Securities Exchange (“CSE”) under the symbol “IAN” and quoted on the OTCQB of the OTC Markets Group, Inc. under the symbol “ITHUF”.

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

Section 280E of the U.S. Tax Code prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The Internal Revenue Service of the United States (“IRS”) has invoked Section 280E of the U.S. Tax Code in tax audits against various cannabis businesses in the United States that are permitted under applicable state laws. Although, the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permissible deductions. As a result, we will have an effective tax rate in the U.S. that is significantly higher than the tax rate typically applicable to U.S. corporations. We have taken a position that Section 280E does not preclude us from deducting ordinary and necessary business expenditures on our tax returns.

We may be at a higher risk of IRS Audit.

We believe there is a greater likelihood that the IRS will audit the tax returns of cannabis-related businesses. Any such audit of our tax returns could result in us being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material.

Some of our subsidiaries are delinquent in the payment of federal and state income taxes and the IRS has assessed interest and penalties with respect to such delinquent payments which have a material adverse effect on our business.

Some of our subsidiaries have been unable to pay their United States federal and state income taxes for the 2020, 2021, and 2022 tax years. Those subsidiaries currently owe $19.1 million for 2020, $32.8 million for 2021, and $21.2 million for 2022 in United States federal and state income taxes, inclusive of interest and penalties. Interest and penalties will continue to accrue for as long as such taxes, interest and penalties remain unpaid. Our subsidiaries are in the process of negotiating payment agreements or “currently not collectable” status with the United States federal and state tax authorities for these amounts owed to remedy the outstanding balances; however, no assurance can be given that our subsidiaries will be successful in negotiating such payment agreements or “currently not collectable” status.

If our goodwill, other intangibles or fixed assets become impaired, we may be required to record a significant charge to earnings.

When we acquire a business, a substantial portion of the purchase price of the acquisition can be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other identifiable intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2024 and 2023, we held intangible assets, including cannabis operations licenses, trade names and brand intangibles, net of amortization of $72.9 million and $105.4 million, respectively.

As of December 31, 2024, we preliminarily recorded goodwill of $6.1 million as a result of the Cheetah Acquisition. We are still finalizing the purchase price allocation and expect a significant portion of this goodwill to be allocated to identifiable intangible assets related to the Cheetah Acquisition. We had no goodwill as of December 31, 2023.

Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment as of December 31st of each fiscal year. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangibles or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. As a result of our annual test, we did not recognize any impairment loss on intangible assets for the years ended December 31, 2024 and 2023, respectively.

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

Historically, we have experienced negative cash flow from operating activities. During the year ended December 31, 2024, we achieved positive cash flow from operating activities and believe we will achieve positive cash flow from operating activities in future periods. However, we cannot provide assurance that we will in fact achieve sufficient revenues from sales of cannabis and/or other related products to maintain profitability or positive cash flow from operating activities. Our inability to maintain profitability or positive cash flow from operating activities could have a material adverse effect on our business, financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern.

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our audited financial statements for each of the two years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant cash flows, we expect to satisfy our future cash needs through debt or equity financing; however, there can be no assurance that such capital will be available, or if available, that it will be on terms acceptable to us.

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

We have limited capital resources and operations. Our net losses for the years ended December 31, 2024 and 2023 were $7.6 million and $76.6 million, respectively, and our accumulated deficit as of December 31, 2024 and 2023 was $1,335.3 million and $1,327.6 million, respectively. To date, our operations have been funded primarily from the proceeds of debt and equity financings, and we may require additional equity and/or debt financing to support on-going operations, to undertake capital expenditures or to undertake acquisitions or other business combination transactions. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. If additional capital is raised through further issuances of equity or debt securities with equity-linked features, existing holders of our common shares could suffer further dilution, and any new equity securities issued could have rights, preferences and privileges superior to our existing common shareholders. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. In addition, any debt financing secured in the future could also involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under U.S. federal law. In order to receive bankruptcy protections in Canada under the Companies' Creditors Arrangement Act, a company must (i) be incorporated under a Canadian statute or hold property or do business in Canada, (ii) owe at least C$5.0 million to its creditors and (iii) be insolvent. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material adverse effect on us.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2024 as a result of a material weakness in our internal controls, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) We did not perform reviews of relevant Service Organization Control Reports for key third party service providers, and (2) We did not perform an effective risk assessment or monitor internal controls over financial reporting. While management is working to remediate these material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Our ability to use our net operating losses and interest expense subject to Section 163(j) and tax credit carryforwards in the future will be limited pursuant to the application of Section 382, which could increase our tax liabilities and could reduce our cash flow and net income.

Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations thereunder (“Section 382”) limit a corporation’s ability to utilize existing net operating loss and Section 163(j) interest limitation carryforwards once such corporation experiences an ownership change as defined in Section 382. During the year, we have maintained a valuation allowance on certain net operating loss carryforwards and Section 163(j) interest limitation deduction carryforwards that were recognized as deferred tax assets. As a result of the Recapitalization Transaction, utilization of our net operating losses and Section 163(j) interest limitation deduction carryforwards is limited by Section 382, which may result in increased future tax liability to us. The Section 382 limitation may be increased by recognized built-in gain (“RBIG”) in the five-year period following the change date to the extent that the value of our assets exceeds the tax basis of those assets. Under the Section 338 approach described in Notice 2003-65, assets are treated as generating RBIG even if these assets are not disposed of at again during the five-year recognition period. We are in the process of reviewing the tax basis of our fixed assets so we can compare it to the deemed selling price under Section 382. This calculation may result in an RBIG that would increase the Section 382 limitation available during the recognition period.

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

The majority of our subsidiaries, and all of our operating subsidiaries, are located in the United States. Therefore, we are subject to a variety of laws and regulations in the United States and Canada that involve money laundering, financial recordkeeping and proceeds of crime. Such laws and regulations may include the Bank Secrecy Act, as amended by Title III of the US PATRIOT Act in the United States, and the Proceeds of Crime (Money Laundering) and Terrorist Financing Act, as amended, in Canada. If any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States are found to be in violation of anti-money laundering laws or otherwise, such transactions may be viewed as proceeds of crime, including under one or more of the statutes discussed above. Any property, real or personal and its proceeds, involved in or traceable to such a crime is subject to seizure by and forfeiture to governmental authorities. Any such seizure, forfeiture or other action by law enforcement with respect our assets could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada and could have a material adverse effect on our business, financial condition and results of operations.

On February 14, 2014, FinCEN issued the FinCEN Memorandum, which outlines the pathways for financial institutions to bank cannabis businesses in compliance with federal enforcement priorities. The FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws.

Although, the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow its guidelines, or what may happen under future administrations. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

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

On February 8, 2018, the Canadian Securities Administrators published CSA Staff Notice 51-352 (Revised) – Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”) describing the Canadian Securities Administrators’ disclosure expectations for specific risks facing issuers with cannabis-related activities in the U.S. Staff Notice 51-352 confirms that a disclosure-based approach remains appropriate for issuers with U.S. cannabis-related activities. Staff Notice 51-352 includes additional disclosure expectations that apply to all issuers with U.S. cannabis-related activities, including those with direct and indirect involvement in the cultivation and distribution of cannabis, as well as issuers that provide goods and services to third parties involved in the U.S. cannabis industry.

In 2017, there were concerns that the Canadian Depository for Securities Limited, through its subsidiary CDS Clearing and Depository Services Inc. (“CDS”), Canada’s central securities depository (clearing and settling trades in the Canadian equity, fixed income and money markets), would refuse to settle trades for cannabis issuers that have investments in the United States. However, CDS has not implemented this policy. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, which is the owner and operator of CDS, announced the signing of a Memorandum of Understanding (the “TMX MOU”), with Aequitas NEO Exchange Inc. (now Cboe Canada), the CSE, the Toronto Stock Exchange and the TSX Venture Exchange. The TMX MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The TMX MOU confirms, with respect to the clearing of listed securities, that CDS relies on the Canadian securities exchanges to review the conduct of listed issuers. The TMX MOU notes that securities regulation requires that the rules of each of the exchanges must not be contrary to public interest and that the rules of each of the exchanges have been approved by the securities regulators. Pursuant to the TMX MOU, CDS will not ban accepting deposits of or transactions for clearing and settlement of securities of issuers with cannabis-related activities in the United States. Even though the TMX MOU indicated that there are no plans to ban the settlement of securities through CDS, there can be no guarantee that this approach to regulation will continue in the future. If such ban were implemented at a time when our common shares are listed on a Canadian stock exchange, it would have a material adverse effect on the ability of holders of our common shares to make and settle trades. In particular, our common shares would become highly illiquid until an alternative (if available) was implemented, and investors would have no ability to affect a trade of our common shares through the facilities of the applicable Canadian stock exchange.

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

As cannabis remains illegal under U.S. federal law, those non-U.S. citizens who are employed at or investing in Canadian companies with operations in the U.S. cannabis business could face detention, denial of entry, or lifetime bans from the United States for their business associations with such companies. Entry happens at the sole discretion of the U.S. Customs and Border Protection (the “USCBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. As a result, the Canadian government warned travelers that previous use of cannabis or any substance prohibited by U.S. federal laws could mean denial of entry to the United States. In addition, business or financial involvement in the legal cannabis industry in Canada or in the United States could also be a reason for USCBP officers to deny entry in the United States. In reaction to the then-impending legalization of cannabis in Canada, the USCBP released a statement outlining its position with respect to enforcement of U.S. federal laws. The statement specified that Canada’s legalization of cannabis would not change the USCBP’s enforcement of U.S. federal laws regarding controlled substances, and because cannabis continues to be a controlled substance under the CSA, working in or facilitating the proliferation of the cannabis industry in states or Canada where cannabis is legal may affect admissibility to the United States. Although, the USCBP has affirmed that Canadian citizens “working in or facilitating the proliferation of the legal cannabis industry in Canada, coming to the U.S. for reasons unrelated to the cannabis industry will generally be admissible to the U.S.,” if Canadian citizens, or any other travelers, are “found to be coming to the U.S. for reason related to the cannabis industry, they may be deemed inadmissible” and risk being barred from entry into the United States.

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

It may be difficult to enforce civil liabilities in the U.S. under Canadian securities laws.

A majority of our directors and executive officers and certain of the experts named in this report reside principally in the U.S. and the majority of our assets and all or a substantial portion of the assets of these persons are located outside of Canada. It may be difficult for investors who reside in Canada to effect service of process upon these persons in Canada, or to enforce a Canadian court judgment predicated upon the civil liability provisions of the Canadian securities laws against us or any of these persons. U.S. courts may refuse to hear a claim based on an alleged violation of Canadian securities laws against us or these persons on the grounds that the U.S. is not the most appropriate forum in which to bring a claim. Even if a U.S. court agrees to hear a claim, it may determine that U.S. law and not Canadian law is applicable to the claim. If Canadian law is found to be applicable, the content of applicable Canadian law must be proved as a fact, which can be a time-consuming and costly process.

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

We are engaged in both the medical and adult-use marijuana industry in the United States where local state law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. Pursuant to the Congressional Research Service, as of December 31, 2024, (i) nearly all states plus the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have comprehensive laws and policies allowing for the medicinal use of marijuana, (ii) 10 additional states allow for “limited access medical cannabis,” which refers to low-THC cannabis or CBD oil and (iii) 24 states, the District of Columbia, Guam, the Northern Mariana Islands and the US Virgin Islands have enacted laws allowing the recreational use of marijuana. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.

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

As a result of the consummation of the Recapitalization Transaction and as of March 21, 2025, our executive officers, directors and principal shareholders and their affiliates beneficially hold, in the aggregate, approximately 85.6% of our outstanding common shares. These shareholders, acting together, would be able to significantly influence all matters requiring shareholder approval. For example, these shareholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located at 214 King Street West, Suite 400, Toronto, Ontario M5H 3S6. As of December 31, 2024, we leased: five facilities in the State of Arizona; one facility in Canada; 24 facilities in the State of Florida; four facilities in the State of Maryland; four facilities in the State of Massachusetts; five facilities in the State of New Jersey; and four facilities in the State of New York. In addition, we own: two facilities in the State of Arizona; one facility in the State of Florida; and one facility in the State of New York. The following table sets forth information about our properties. We believe that these facilities are generally suitable to meet our needs.

Location	Facility Type	Approximate Square Footage of Operational Facilities	Lease Expiration Dates
Arizona(1)	Dispensary/Processing/Cultivation	87,465	April 2027 – March 2033
	Administrative	3,976
Canada	Administrative	4,092	June 2026
Florida	Dispensary/Processing/Cultivation	343,257	March 2025 – June 2030
Maryland	Dispensary/Processing	15,139	February 2026 – April 2029
Massachusetts	Dispensary/Processing/Cultivation	78,333	May 2026 – July 2029
New Jersey	Dispensary/Processing/Cultivation	54,000	February 2027– September 2034
New York	Dispensary/Processing/Cultivation	15,471	March 2026 – January 2030
	Administrative	10,876

(1) Following the completion of our fiscal year 2024, on February 14, 2025, our Arizona subsidiaries sold substantially all of their assets relating to their operations to a third-party buyer. See "Item 1. Business - Dispositions - Certain Arizona Assets" for additional information.

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

Roberts Matter

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018, seeking a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement (“SRA”) to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the SRA forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the SRA. The Roberts Plaintiffs thereafter amended their complaints to allege breach of contract and conversion and seek monetary damages in the aggregate amount of $22.0 million plus treble damages on the basis that the share certificates should have been delivered sooner. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages on the basis that the share certificates should have been delivered sooner, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023; however, the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025; however, the court has vacated this trial date. On December 13, 2024, the court denied each of the parties' respective Motions for Summary Judgment. Further, the parties have been ordered by the court to attend mediation, which occurred on March 7, 2025 and was ultimately unsuccessful. On March 21, 2025, the court issued an order specially setting the trial to begin on April 8, 2025 and on the same day, the Company filed an objection to the order on the basis that it was not timely issued. Also on March 21, 2025, the court scheduled a case management conference for March 28, 2025 and referred this matter to non-binding arbitration beginning on April 8, 2025.

Canadian Shareholder Class Action Lawsuit

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company and its former Chief Executive Officer and former Chief Financial Officer in the Ontario Superior Court of Justice (the "OSCJ") in Toronto, Ontario. On September 27, 2021, the court granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation based on alleged misrepresentations made by the Company between May 14, 2018 and March 9, 2020, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. The parties have reached a settlement in principle, and on November 16, 2023, the OSCJ certified the class for settlement purposes only. On February 20, 2024, the OSCJ held the settlement approval hearing and on March 8, 2024, issued its decision rejecting the proposed settlement.

Walmer Matter

On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX Bioceutical ULC (“MPX ULC”). The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX ULC, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation following iAnthus's acquisition of the U.S. operations of MPX Corporation, which amalgamated into MPX ULC (the "MPX Acquisition"). MPX ULC withheld the redemption of approximately $1,250,000 of the original subscription amount of the MPX Debentures as MPX ULC was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into the Company’s common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111,000,000 and breach of a security subordination agreement in the amount of $3,500,000. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against the Company and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in the British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX ULC, the Company and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX ULC and the Company to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111,000,000; (iii) damages for breach of a security subordination agreement in the amount of $3,500,000; (iv) damages for breach of a consultancy agreement in the amount of $440,000 plus $150,000 plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1,000,000. On October 31, 2019, the Company and MPX ULC served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike the Company’s and MPX ULC’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, the Company’s directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia. On August 22, 2023, Walmer, Island, Broughton, Crawford and Puddles filed a Notice of Intention to Proceed with their claim. The plaintiffs are seeking to amend the consolidated action, which would, among other things, reduce the plaintiffs' claimed damages from approximately $125,000,000 to approximately $5,000,000. The Company and MPX ULC have consented to the filing of the proposed amended action, but it has not been formally filed yet.

Ninth Square Matter

Ninth Square Capital Corporation ("Ninth Square") served a statement of claim on August 8, 2019 against iAnthus, MPX ULC, and MPX International Corporation ("MPXI") with the OSCJ, seeking damages of $3,000,000 for alleged contractual obligations entered into by MPX Corporation, the predecessor of MPX ULC. MPXI was a spin-off entity from the MPX Acquisition and is not owned or controlled by the Company. iAnthus and MPX ULC filed a cross-claim against MPXI for indemnification. In July 2022, MPXI filed for protection under the Companies Creditors' Arrangement Act, pursuant to which a stay was granted with respect to MPXI. Ninth Square also filed claims against former officers and directors of the MPX Corporation, which action has been consolidated with the claim against iAnthus, MPX ULC and MPXI. On December 3, 2024, iAnthus and MPX ULC entered into a settlement agreement with Ninth Square and the other parties to the litigation, pursuant to which, the parties thereto agreed to settle this matter on terms that provide for, among other things, the issuance of 5,000,000 common shares of iAnthus to Ninth Square, at a deemed price of CAD$0.01 per share, which shares were issued on December 13, 2024.

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

In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, the Defendants filed a Petition to Vacate Arbitration Award and CGX filed its opposition on January 30, 2023. On February 3, 2023, the Defendants requested a hearing on the Petition to Vacate Arbitration Award. The Circuit Court for Baltimore County scheduled a hearing on the Petition to Vacate Arbitration Award for February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. On April 8, 2024, the Defendants submitted the required ownership transfer paperwork to the Maryland Cannabis Administration (the "MCA") to request approval of the transfer of ownership of LMS to CGX following the denial of the Defendants' Petition to Vacate Arbitration Award. Also on April 8, 2024, the Defendants requested that the MCA either deny the ownership transfer of LMS to CGX, or delay their consideration of the request until the S8 Arbitration is complete. On April 22, 2024, the MCA notified the parties that it will wait to consider the request to transfer ownership of LMS to CGX until the S8 Arbitration is complete. Beginning on July 15, 2024, the parties attended a hearing regarding claims (iii) and (iv) in the CGX Arbitration and the claims in the S8 Arbitration. The parties filed post-hearing briefs on August 27, 2024 and oral argument regarding the post-hearing briefs was held on September 16,

2024. On September 24, 2024, the arbitrator issued his final award, in which he denied the claims of all parties in the CGX Arbitration and S8 Arbitration. Upon completion of the CGX Arbitration and S8 Arbitration, CGX continued to pursue regulatory approval of the transfer of ownership of LMS to CGX from the MCA. On March 4, 2025, the MCA approved the transfer of 100% of the ownership of LMS to CGX.

Pursuant to the terms of the Option Agreements, LMS and Huber are required to close the transaction and transfer 100% of the membership interests of LMS to CGX within two (2) business days of receipt of the MCA's approval, as that was the final closing condition to be satisfied. Accordingly, CGX demanded that LMS and Huber close no later than March 7, 2025. LMS and Huber failed to close and on March 10, 2025, CGX filed a Motion to Enforce Judgment to mandate that LMS and Huber transfer ownership of LMS to CGX, among other things. LMS and Huber have not responded to CGX's motion yet.

On March 7, 2025, LMS filed an action in the Circuit Court for Anne Arundel County, seeking a writ of mandamus, temporary restraining order and preliminary injunction against the MCA on the basis that the MCA violated the law by issuing its March 4, 2025 approval regarding the transfer of 100% of the ownership of LMS to CGX. Specifically, LMS is seeking an order that the MCA be compelled to rescind its approval because ownership of LMS's license cannot be transferred for five (5) years, or until July 1, 2028, because LMS converted its medical-only license to a dual license on July 1, 2023. On March 12, 2025, the MCA filed its opposition to LMS, arguing, among other things, that the court order exception to the 5-year restriction on transfers applies. Also on March 12, 2025, CGX intervened and filed an opposition to LMS, incorporating the MCA's opposition. On March 14, 2025, the parties attended a court conference and the court denied LMS's motion for a temporary restraining order.

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

Stockholders

We had 423 shareholders of record as of March 21, 2025. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

Through our subsidiaries, we own and/or operate, as of December 31, 2024, 40 dispensaries and eight cultivation and/or processing facilities in six U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, as of December 31, 2024, we had the capacity to own and/or operate up to an additional five dispensary licenses and/or dispensary facilities in two states, plus an uncapped number of dispensary licenses in Florida, and up to 18 total cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in seven U.S. states, all subject to the necessary regulatory approvals.

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

In connection with the closing of the Recapitalization Transaction, we issued an aggregate of 6,072,579,705 common shares to the Secured Lenders and the Unsecured Lenders. Specifically, we issued the Secured Lender Shares, or 48.625% of our then outstanding common shares, to the Secured Lenders and the Unsecured Lender Shares, or 48.625% of our then outstanding common shares, to the Unsecured Lenders. As of the Closing Date, we had 6,244,297,897 common shares issued and outstanding. As of the Closing Date, the holders of our common shares collectively held 171,718,192 common shares, or 2.75% of our outstanding common shares.

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

•
one investor (the "First Investor") shall be entitled to designate director nominees as follows:
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
•
a second investor ("the Second Investor") shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5.0%.
•
a third Investor ("the Third Investor") shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5.0%.
•
a fourth Investor ("the Fourth Investor") shall be entitled to designate up to one individual as a director nominee for so long as such Investor’s Debt Exchange Common Share Percentage is at least 5.0%.

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

Acquisitions

Acquisition of Cheetah

On December 30, 2024, we entered into an Asset Purchase Agreement (the "Cheetah Purchase Agreement") with Cheetah Enterprises, Inc. (the "Cheetah Seller"), pursuant to which, we acquired substantially all of the assets of the Cheetah Seller that relate to and are used in connection with the Cheetah Seller's cannabis wholesale business, including the manufacture, marketing, and sale of cannabis distillate vaporize products in the states of Illinois and Pennsylvania under the "Cheetah" brand (the "Brand"), but excluding certain excluded assets (collectively, the "Cheetah Purchased Assets") together with certain assumed liabilities related to the Cheetah Purchased Assets. The purchase price (the "Purchase Price") for the Cheetah Purchased Assets is approximately $3.5 million, and includes (i) common shares at an aggregate deemed value of approximately $1.5 million, which we recorded at a fair value of $1.2 million), to be issued in three (3) tranches; (ii) cash consideration of approximately $2.0 million payable in four installments, upon the completion of certain performance benchmarks (if the Brand does not meet the performance benchmark by the payment date, such payment date will be delayed until the later of (x) thirty (30) days or (y) until such time the Brand achieves the applicable performance benchmark; provided, payment of the full cash consideration shall not be delayed more than twenty-four (24) months after closing); and (iii) additional consideration based on EBITDA generated by the Brand over the next three years which is payable annually in cash, with the final payment due on or before April 1, 2028.

Dispositions

Certain Massachusetts Assets

On February 9, 2024, our wholly-owned subsidiary, Mayflower Medicinals, Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. As security for payments under the notes, Mayflower executed a security agreement, granting it a first priority lien on the purchased assets. The proceeds from the Cash Closing Payment were used to satisfy certain federal tax obligations. We recognized a gain of $2.6 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed as of the MA Closing Date, which is presented in "recoveries, write-downs and other charges, net" on the consolidated statements of operations for the year ended December 31, 2024.

Nevada Assets

On February 23, 2024, our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). The aggregate proceeds to be received from the sale are $6.5 million. The closing of the NV Purchase Agreement is subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, which was approved by the NV CCB and became effective June 24, 2024 (the "NV Management Agreement Effective Date"). Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement (the "Closing") and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning three months after the Closing, over 36 months with interest accruing at 8% per annum. On March 20, 2025, the NV CCB approved the transaction contemplated by the NV Purchase Agreement.

As of the NV Management Agreement Effective Date, all operational control of GMNV was transferred to the Manager and we determined that we no longer had a controlling financial interest as of the NV Management Agreement Effective Date. We recognized a gain on deconsolidation of $2.1 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net liabilities disposed from deconsolidation on the NV Management Agreement Effective Date, which is presented in

"interest and other income" on the consolidated statements of operations for the year ended December 31, 2024. As the consideration to be received is contingent on the receipt of the approval from the NV CCB, no consideration has been recognized to date. Once the license transfer has been approved and the consideration has been received from the Buyer, we will recognize the associated gains at such time.

Recent Developments

Issuance of Common Shares

On January 9, 2025, we issued 41,666,666 common shares to the Cheetah Seller with respect to the acquisition of Cheetah.

On January 14, 2025, we issued 25,632,509 common shares for vested RSUs to certain employees and directors. We withheld 1,028,774 common shares to satisfy employees’ tax obligations of less than $0.1 million.

Sale of Certain Arizona Assets

On February 6, 2025, we entered into definitive agreements (the "AZ Purchase Agreements") with an unaffiliated third-party buyer (the "AZ Buyer"), pursuant to which we agreed to sell three dispensaries and two processing/cultivation facilities in Arizona for aggregate consideration of approximately $36.5 million (the "AZ Transaction"). The AZ Transaction includes two dispensaries, a processing facility and a cultivation/processing facility located in Mesa, Arizona as well as one dispensary located in Phoenix, Arizona (collectively, the "Facilities"). Following the closing of the AZ Transaction, we will continue to operate one dispensary in Mesa, Arizona.

Pursuant to the AZ Purchase Agreements, we agreed to sell and the AZ Buyer agreed to acquire, substantially all of the assets related to or used in connection with the Facilities, including, but not limited to, all cannabis licenses associated with such businesses and related real property (collectively, the "AZ Purchased Assets"), together with certain assumed liabilities related to the AZ Purchased Assets. The closing of the Transaction is subject to customary conditions precedent, including the receipt of applicable consents and regulatory approvals.

The purchase price for the AZ Purchased Assets is approximately $36.5 million and will consist of approximately $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months.

The AZ Transaction closed on February 14, 2025 with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. As of February 14, 2025, all closing conditions of the AZ Purchase Agreement had been met and that is the date that the AZ Transaction closed and the AZ Buyer assumed full managerial and operational control of the AZ Purchased Assets.

As of December 31, 2024, we had reclassified a total of $23.6 million to assets classified as held for sale, and $2.3 million to liabilities classified as held for sale on the consolidated balance sheets with respect to the AZ Purchased Assets.

Accounting Pronouncements

See Note 3, “New Accounting Standards and Accounting Changes” in the notes to our consolidated financial statements for the fiscal year ended 2024 included elsewhere in this Annual Report on Form 10-K for more information regarding the new accounting standards applicable to us.

Results of Operations for the Years Ended December 31, 2024 and 2023 (Adjusted)

Revenues and Gross Profit

	Year Ended December 31,
(in ’000s of U.S. dollars)	2024	2023
Revenues		(Adjusted)
Eastern Region	$128,553	$105,922
Western Region	39,014	53,088
Other	—	227
Total revenues	$167,567	$159,237

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(68,334)	$(62,083)
Western Region	(24,119)	(33,479)
Other	—	(506)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(92,453)	$(96,068)
Gross profit
Eastern Region	$60,219	$43,839
Western Region	14,895	19,609
Other	—	(279)
Total gross profit	$75,114	$63,169

The Eastern region includes our operations in Florida, Maryland, Massachusetts, New York, and New Jersey. Results from our Vermont and CBD businesses were included until March 8, 2023 and May 8, 2023, respectively, when they were deconsolidated. The Western region includes our operations in Arizona and Nevada. Results from our Nevada business was included until June 23, 2024, when it was then deconsolidated, while our Colorado operations were included until November 14, 2023, the date at which our remaining Colorado assets and investments were sold.

Eastern region

For the year ended December 31, 2024, our sales revenues in the eastern region were $128.6 million as compared to $105.9 million for the year ended December 31, 2023, which represents an increase of 21.4%. The main drivers for the increase in revenues are from the launch of our adult-use programs in both Maryland and New Jersey in July 2023 accounting for $12.9 million of the year-over-year increase and further expansion of our wholesale programs in both states accounting for $8.3 million of the year-over-year increase. Further, retail revenues increased in Florida by $2.8 million and New York by $1.2 million, from higher volume associated with discounts and promotions offered in these markets during the year ended December 31, 2024, as compared to the year ended December 31, 2023. This was partially offset by $2.6 million in lower retail revenues in Massachusetts, as a result of increased competition leading to lower revenues and labor challenges which led to temporary store closures at certain dispensaries during the year ended December 31, 2024, as compared to the year ended December 31, 2023, and from lower revenues of $0.1 million in Vermont as it was deconsolidated as of March 8, 2023.

For the year ended December 31, 2024, gross profit was $60.2 million, or 46.8% of sales revenues, as compared to a gross profit of $43.8 million, or 41.4% of sales revenues, for the year ended December 31, 2023. Gross profit increased in Maryland and New Jersey by $12.8 million as we continue to produce and sell more higher margin in-house products to meet adult-use demand during the year ended December 31, 2024, as compared to the year ended December 31, 2023. Gross profit increased in New York by $0.6 million from higher retail demand during the year ended December 31, 2024, as compared to the year ended December 31, 2023, with the sustained revenue growth attributable to marketing activities and other promotional programs in the state. Additionally, gross profits increased by $3.0 million due to lower facility costs in Massachusetts subsequent to the merging of two facilities in the second half of 2023 and focus on producing more in-house products during the year ended December 31, 2024, as compared to the year ended December 31, 2023. Further, we increased sales promotions in Florida to remain competitive against pricing pressures within the state.

During the year ended December 31, 2024, approximately 56,460 pounds of plant material was harvested in the eastern region as compared to approximately 33,730 pounds harvested during the year ended December 31, 2023. There was an increase in harvested plant material in New Jersey, primarily attributable to increased cultivation and production activities, following the commencement of adult-use operations at the Pleasantville facility in July 2023. There were lower volumes in Florida following the impact of Hurricane Milton, and in Massachusetts, harvested plant material decreased during the year ended December 31, 2024, as compared to the year ended December 31, 2023, as only our Fall River facility was operational during the year ended December 31, 2024, as compared to harvests from both Fall River and Holliston facilities during the year ended December 31, 2023.

Western region

For the year ended December 31, 2024, our sales revenues in the western region were $39.0 million as compared to $53.1 million for the year ended December 31, 2023, which represents a decrease of 26.5%. The decrease in revenue in the western region is attributable to $12.1 million in lower retail revenues in Arizona, attributed to reduced demand arising from increased competition throughout the state during the year ended December 31, 2024, as compared to the year ended December 31, 2023. Additionally, we deconsolidated our Nevada operations as of June 24, 2024, and therefore, less than six months' revenue of $1.3 million is consolidated during the year ended December 31, 2024, as compared to a revenue of $3.3 million for the full year ended December 31, 2023.

For the year ended December 31, 2024, gross profit was $14.9 million, or 38.2% of sales revenues, as compared to a gross profit of $19.6 million, or 36.9% of sales revenues, for the year ended December 31, 2023. The lower gross profit during the year ended December 31, 2024, as compared to the year ended December 31, 2023, is attributed to lower demand, given the highly competitive market in Arizona and from deconsolidation of our Nevada business as of June 24, 2024. Alternatively, the increase in gross margin is attributable to lower inventory purchase costs and from the sale of higher margin medical products in Arizona during the year ended December 31, 2024, as compared to the year ended December 31, 2023. In addition, the Nevada business was operating at a loss, and therefore the increase in gross profit margin is attributable to lower gross losses from the Nevada business following its deconsolidation.

During the year ended December 31, 2024, approximately 4,500 pounds of plant material was harvested in the western region as compared to approximately 7,430 pounds harvested during the year ended December 31, 2023. The decrease is attributed to lower production activity in Nevada, as the business was deconsolidated as of June 24, 2024 compared to a full year of harvests for the year ended December 31, 2023. In addition, there was a decrease in harvest output in Arizona given the lower demand as previously mentioned during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Other revenues

For the year ended December 31, 2024, other revenues were $Nil as compared to $0.2 million for the year ended December 31, 2023. Similarly, other gross profits was $Nil for the year ended December 31, 2024, as compared to a negative $0.3 million for the year ended December 31, 2023. The changes in other revenues and other gross profits is due to the deconsolidation of our CBD business as of May 8, 2023.

Expenses

	Year Ended December 31,
(in ’000s of U.S. dollars)	2024	2023
		(Adjusted)
Total operating expenses	$83,627	$92,904
Total other expenses	16,800	19,723
Income tax (benefit) expense	(17,678)	27,163

Selling, General and Administrative Expenses Details

	Year Ended December 31,
(in ’000s of U.S. dollars)	2024	2023
		(Adjusted)
Salaries and employee benefits	$28,781	$30,111
Severance	257	1,110
Share-based compensation	2,107	4,535
Legal and other professional fees	7,943	8,913
Facility, insurance and technology costs	13,004	12,634
Marketing expenses	3,590	4,347
Travel and pursuit costs	1,257	902
Amortization on right-of-use assets	2,055	2,027
Other general corporate expenditures	3,188	3,284
Total	$62,182	$67,863

Total operating expenses

Total operating expenses other than those included in costs and expenses applicable to revenues consist of: (i) selling, general, and administrative expenses which are necessary to conduct our ordinary business operations as well as support marketing, technology, and other growth initiatives such as opening new dispensaries and building-out our facilities; (ii) depreciation and amortization charges taken on our fixed and intangible assets; and (iii) any write-downs or impairment on our assets. We have taken measures to control our discretionary spending and to employ capital efficiently. However, we expect total operating expenses to increase as we continue to invest in our operations and capital projects, attract and retain top talent, and implement robust technology systems in our corporate, retail and cultivation and manufacturing facilities.

For the year ended December 31, 2024, our total operating expenses were $83.6 million as compared to $92.9 million for the year ended December 31, 2023, which represents a decrease of 10.0%.

The decrease in total operating expenses resulted from a decrease of $5.7 million of our selling, general, and administrative expenses which is attributable to: $2.4 million decrease in share-based compensation as the majority of outstanding employee RSU's fully vested in July 2023: $0.9 million decrease in severance expenses during the year ended December 31, 2024, as compared to the year ended December 31, 2023; $1.3 million decrease in our salaries and employee expenses from lower emoluments during the year ended December 31, 2024, as compared to the year ended December 31, 2023; $1.7 million decrease in marketing, legal and other professional fees during the year ended December 31, 2024, as compared to the year ended December 31, 2023; and a $0.1 million decrease in general corporate expenditures and facility expenses during the year ended December 31, 2024, as compared to the year ended December 31, 2023. This was partially offset by a $0.4 million increase in facility, insurance and technology costs and a $0.3 million increase in travel costs during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

The decrease in total operating expenses is also attributable to a $2.5 million decrease in our depreciation and amortization expenses during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Our total depreciable asset base has decreased as certain fixed asset items are now fully depreciated, net of any additions during the year.

Further, the decrease in total operating expenses is attributable to a $1.1 million increase in recoveries, write-downs and other charges, net, primarily from $2.6 million in gain recognized from the disposal of the Purchased Assets in Massachusetts during the year ended December 31, 2024, compared to $0.4 gain from the deconsolidation of Vermont and CBD entities during the year ended December 31, 2023 and a $0.1 million gain recognized on an early termination of a lease in Florida, partially offset by additional credit loss provisions of $0.9 million and settlement costs of $0.3 million recognized during the year ended December 31, 2024, as compared to immaterial write downs during the year ended December 31, 2023.

During the year ended December 31, 2024, excise taxes were $0.8 million (December 31, 2023—$0.8 million). Excise taxes are included as part of the selling, general, and administrative expenses on the consolidated statements of operations.

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

For the year ended December 31, 2024, our total other expenses were $16.8 million as compared to $19.7 million for the year ended December 31, 2023, which represents a decrease of 14.8%.

The decrease in total other income and expenses between the years ended December 31, 2024 and 2023 is attributable to: $1.2 million decrease in loss on debt extinguishment related to the February 16, 2024 amendment (the "2024 NJ Amendment") to the Senior Secured Bridge Notes, which resulted in a loss of $0.1 million during the year ended December 31, 2024, as compared to an amendment fee for the Senior Secured Bridge Notes of $1.3 million during the year ended December 31, 2023 from the first amendment of the NJ Senior Secured Notes in February 2023; a $3.8 million increase in interest and other income, mainly attributed to a $2.1 million gain on deconsolidation of our Nevada operations, $1.1 million in income from ATM revenues and license fees, $0.7 million gain from certain vendor accruals and foreign currency translations, partially offset by a $0.1 million decrease in rental income from sublease arrangements during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

The decrease in total other expenses was partially offset by a $1.4 million increase in interest expense, attributable to the Secured and Unsecured Debentures interest which are paid-in-kind and therefore, each subsequent quarter will accrue higher interest as the principal balance increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023; a $0.7 million increase in accretion expense during the year ended December 31, 2024, relating to the amended NJ Senior Secured Bridge Notes which was renewed in February 2024; and a loss of less than $0.1 million from changes in carrying value on certain financial instruments during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Income tax expense

As a result of operating in the cannabis industry, we consider the limitations of Internal Revenue Code Section 280E (“Section 280E”) which generally allows a deduction for expenses directly related to sales of product. Our effective tax rate differs from the statutory tax rate primarily as a result of changes in our valuation allowance, consideration of certain permanent items, and penalties & interest on outstanding tax liabilities.

For the year ended December 31, 2024, we had a tax benefit of $17.7 million as compared to an expense of $27.2 million for the year ended December 31, 2023, which represents an income tax expense decrease of 165.1%. The $17.7 million benefit in income tax is primarily attributable to changes in our valuation allowance due to our ability to realize certain deferred tax assets from our consolidated income tax filings.

Liquidity and Capital Resources

As of December 31, 2024, we held unrestricted cash of $18.5 million (December 31, 2023 - $13.1 million), had an accumulated deficit of $1,335.3 million (December 31, 2023 - $1,327.6 million), and a working capital deficit of $0.7 million (December 31, 2023 - $79.9 million deficit). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023 (Adjusted)

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development of existing or newly acquired businesses and the level of cash collections received from our customers.

Net cash provided by operating activities during the year ended December 31, 2024 was $12.5 million as compared to $3.8 million for the year ended December 31, 2023. The increase in our net cash provided from operating activities during the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to the following: our net loss of $7.6 million, offset by: $24.7 million of depreciation and amortization expense; $17.2 million in interest expense; $2.1 million in share-based compensation expense; $4.6 million of accretion expense; $0.1 million in loss on debt extinguishment from the amendment of our Senior Secured Bridge Notes; $0.2 million loss on our equity method investment; $0.4 million from additional inventory reserves; $1.2 million in recoveries, write-downs and other charges, net, from $2.6 million gain recognized from the disposal of Holliston assets; and $0.1 million gain recognized on the early termination of a lease, partially offset by additional credit loss provisions of $1.2 million and settlement costs of $0.3 million; and $5.6 million from changes in operating assets and liabilities items during the year ended December 31, 2024.

Changes in other operating assets for the year ended December 31, 2024, include: a decrease in inventory of $1.2 million, primarily due to enhanced sales planning and higher efficiencies gained within better company-wide inventory management during the year ended December 31, 2024 as compared to the year ended December 31, 2023; an increase in accounts receivable of $0.9 million from higher wholesale revenues and timing of collections during the year ended December 31, 2024 as compared to December 31, 2023; and an increase in prepaid expenses of $0.2 million during the year ended December 31, 2024, mainly relating to timing of renewals for insurance and rent, as compared to the year ended December 31, 2023.

Changes in other operating liabilities for the year ended December 31, 2024, include an increase in uncertain tax position liabilities of $54.3 million due to certain income taxes being recognized as an uncertain tax position during the year ended December 31, 2024, as compared to the year ended December 31, 2023; decrease in accrued and other current liabilities of $81.1 million from additional accrued income taxes and certain amended tax liabilities being reclassified to uncertain tax positions, and a $5.8 million decrease in accounts payable, as compared to the year ended December 31, 2023.

As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although we expect to continue to have positive cash flows from operations in 2025, no assurance can be given that we will have positive cash flows in the future.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was $6.3 million as compared to $4.4 million for the year ended December 31, 2023. The increase in cash used in investing activities was primarily attributable to: higher spend on cultivation and dispensary construction expenditures of $5.5 million, mainly related to facility build-out in the North-East and additional dispensaries in Florida, during the year ended December 31, 2024 as compared to $3.6 million during the year ended December 31, 2023; lower proceeds from the sale of certain assets of $0.5 million, compared to $2.5 million, as we sold our cultivation and dispensary assets in Colorado during the year ended December 31, 2023; we contributed $0.4 million to our investments in associates during the year ended December 31, 2024, as compared to $0.8 million during the year ended December 31, 2023; and incurred consideration payments of $0.7 million with respect to the acquisition of the Cheetah Purchased Assets (the "Cheetah Acquisition") during the year ended December 31, 2024, compared to $Nil during the year ended December 31, 2023.

The increase was partially offset by a decrease in other intangible assets expenditures of $2.3 million primarily related to adult-use license application fees in Maryland and New Jersey during the year ended December 31, 2023 as compared to immaterial capitalized intangible asset expenditures during the year ended December 31, 2024.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 was $0.3 million as compared to net cash used in financing activities of $0.6 million for the year ended December 31, 2023. During the year ended December 31, 2024, we paid $0.3 million on our employees' behalf as part of RSU issuances as compared to $0.6 million during the year ended December 31, 2023. Further, we repaid $0.1 million of debt during the year ended December 31, 2024, compared to less than $0.1 million debt repaid during the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. See "Note 15 - Related Party Transactions" in the notes to our consolidated financial statements for the fiscal year ended 2024 included elsewhere in this Annual Report on Form 10-K for more information.

Effective as of October 11, 2023 (the "October Resignation Date"), Robert Galvin, our then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. In connection with the resignation, we executed a separation agreement (the "October Separation Agreement"), pursuant to which, Mr. Galvin received certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin received: (i) total cash compensation in the amount of approximately $0.4 million, which was paid in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which vested fully on January 4, 2024. Under the terms of the October Separation Agreement, we paid the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year following the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of December 31, 2024, the total balance owed to Mr. Galvin is $Nil (December 31, 2023 - $0.4 million).

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, our then-Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. in connection with the resignation, we and Mr. Faraut executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut received certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut received total cash compensation in the amount of approximately $0.2 million, which was payable in equal installments of approximately $25,000 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, we will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut served in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25,000 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 accelerated and fully vested upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of December 31, 2024, the total balance owed to Mr. Faraut is $Nil (December 31, 2023 - $Nil).

Pursuant to the terms of the Third Amended and Restated Secured Debenture Purchase Agreement (the "Secured DPA"), dated as of June 24, 2022, with ICM, the other Credit Parties (as defined in the Secured DPA), the collateral agent, and the New Secured Lenders, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2024, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $9.2 million (December 31, 2023 – $8.0 million). The related party balance is presented in accrued and other current liabilities on the consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of December 31, 2024, the outstanding related party portion of the interest payable was $0.2 million (December 31, 2023 - $Nil) presented in accrued and other current liabilities on the consolidated balance sheets.

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

Allowance for Credit Losses

We use the loss-rate method to estimate potential losses by applying an estimated loss rate to individual customer balances to determine the allowance for credit losses. If applicable, the Company also considers an evaluation of current economic conditions. Accounts receivable balances are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded within other income on the consolidated statement of operations when received. All receivables are expected to be collected within one year of the balance sheet date.

Contingent Consideration Payable

In connection with our Cheetah Acquisition, we recognized contingent consideration payables with payment dates ranging from 14-40 months from the acquisition date. These contingent consideration payables are classified as Level 3 liabilities in the fair value hierarchy and are valued using unobservable inputs and estimates of various factors, including financial forecasts, discount rates, and growth expectations. Changes in these estimates or the final figures on the payment dates could have an impact on the contingent consideration payable liabilities we record on our consolidated balance sheets.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iAnthus Capital Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for reporting interest and penalties related to unpaid income taxes within “selling, general and administrative expenses” to reporting interest and penalties related to unpaid income taxes within “income tax (benefit) expense” in the consolidated statements of operations, which has been retrospectively applied in the financial statements for each of the two years in the period ended December 31, 2024.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has a net loss, working capital deficit and material debt obligations coming due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2023.

New York, New York

March 24, 2025

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2024	2023
Assets
Cash	$18,543	$13,104
Restricted cash	556	71
Accounts receivable, net of allowance for credit losses of $828 (December 31, 2023 - $384)	5,537	4,609
Prepaid expenses	2,321	2,100
Inventories, net	22,466	25,382
Other current assets	1,643	243
Assets classified as held for sale	23,572	—
Current Assets	74,638	45,509
Investments	863	735
Property, plant and equipment, net	87,488	94,003
Operating lease right-of-use assets, net	24,012	27,377
Other long-term assets	5,032	4,411
Intangible assets, net	72,862	105,372
Goodwill	6,148	—
Total Assets	$271,043	$277,407
Liabilities and Shareholders' (Deficit)
Accounts payable	$12,831	$14,399
Accrued and other current liabilities	53,516	103,261
Current portion of long-term debt, net of issuance costs	65	55
Current portion of operating lease liabilities	6,534	7,716
Liabilities classified as held for sale	2,347	—
Current Liabilities	75,293	125,431
Contingent consideration payable	3,127	—
Long-term debt, net of issuance costs	182,262	165,221
Deferred income tax	—	20,412
Long-term portion of operating lease liabilities	21,599	28,009
Uncertain tax position liabilities	54,304	—
Total Liabilities	$336,585	$339,073
Commitments (Refer to Note 13)
Shareholders' (Deficit)

Common shares - no par value. Authorized - unlimited number. 6,678,395 - issued and outstanding (December 31, 2023 - 6,510,527 - issued and outstanding)	—	—
Additional paid-in capital	1,269,738	1,265,978
Accumulated deficit	(1,335,280)	(1,327,644)
Total Shareholders' (Deficit)	$(65,542)	$(61,666)
Total Liabilities and Shareholders' (Deficit)	$271,043	$277,407

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2024	2023
		(Adjusted)
Revenues, net of discounts	$167,567	$159,237
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(92,453)	(96,068)
Gross profit	75,114	63,169

Operating expenses
Selling, general and administrative expenses	62,182	67,863
Depreciation and amortization	22,681	25,143
(Recoveries), write-downs and other charges, net	(1,236)	(102)
Total operating expenses	83,627	92,904

Loss from operations	(8,513)	(29,735)

Interest and other income	5,156	1,334
Interest expense	(17,173)	(15,745)
Accretion expense	(4,624)	(3,950)
Loss on debt extinguishment (Refer to Note 9)	(114)	(1,288)
Losses from changes in fair value of financial instruments	(46)	(74)
Loss before income taxes	(25,314)	(49,458)

Income tax (benefit) expense	(17,678)	27,163
Net loss	$(7,636)	$(76,621)

Net loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	6,539,803	6,437,450

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands of U.S. dollars or shares)

	Year Ended December 31, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders (Deficit)
Balance – January 1, 2024	6,510,527	$1,265,978	$(1,327,644)	$(61,666)
Share-based compensation	110,269	2,107	—	2,107
Share settlement for taxes paid related to restricted stock units	(28,715)	(283)	—	(283)
Shares issued for legal settlements (Refer to Note 10(a))	25,000	355	—	355
Shares issued for 2024 NJ Amendment (Refer to Note 10(a))	61,314	1,581	—	1,581
Net loss	—	—	(7,636)	(7,636)
Balance – December 31, 2024	6,678,395	$1,269,738	$(1,335,280)	$(65,542)

	Year Ended December 31, 2023
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance – January 1, 2023	6,403,289	$1,262,012	$(1,251,023)	$10,989
Share-based compensation	141,604	4,535	—	4,535
Share settlement for taxes paid related to restricted stock units	(34,366)	(569)	—	(569)
Net loss	—	—	(76,621)	(76,621)
Balance – December 31, 2023	6,510,527	$1,265,978	$(1,327,644)	$(61,666)

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
		(Adjusted)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(7,636)	$(76,621)
Adjustments to reconcile net loss to net cash provided by operations:
Interest income	(3)	(4)
Interest expense	17,173	15,745
Accretion expense	4,624	3,950
Depreciation and amortization	24,736	27,170
(Recoveries), write-downs and other charges, net (Refer to Note 17)	(1,236)	(102)
(Gain)/loss from deconsolidation of subsidiaries	(2,120)	512
Inventory reserve	406	814
Share-based compensation	2,107	4,535
Losses from changes in fair value of financial instruments	46	74
Loss on debt extinguishment (Refer to Note 9)	114	1,288
Loss on equity method investments	211	183
Deferred income taxes	(20,274)	(3,431)
Change in operating assets and liabilities (Refer to Note 17)	(5,604)	29,664
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$12,544	$3,777
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,519)	(3,572)
Acquisition of other intangible assets	(205)	(2,504)
Investments in associates	(385)	(760)
Proceeds from sale of property, plant and equipment	503	2,514
Cash impact from acquisitions	(675)	—
Cash impact of deconsolidation of subsidiaries	—	(68)
NET CASH USED IN INVESTING ACTIVITIES	$(6,281)	$(4,390)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of debt	(56)	(49)
Taxes paid related to net share settlement of restricted stock units	(283)	(569)
NET CASH USED IN FINANCING ACTIVITIES	$(339)	$(618)

CASH AND RESTRICTED CASH
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH DURING THE PERIOD	5,924	(1,231)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 2(f))	13,175	14,406
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 2(f))	$19,099	$13,175

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

(c) Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the year ended December 31, 2024, the Company reported a net loss of $7.6 million, operating cash inflow of $12.5 million and an accumulated deficit of $1,335.3 million as of December 31, 2024.

As part of management's plans to drive sustainable growth, the Company has completed the divestment of certain assets (See Item 1. Business - Dispositions" covered by this Annual Report on Form 10-K for additional information) to optimize its portfolio, strengthen its balance sheet and focus on key markets with the greatest growth potential. Management plans on redirecting resources obtained from these divestments to its growth initiatives in Florida, Maryland, New Jersey, Massachusetts and New York, while still maintaining a retail presence in Arizona with one dispensary in Mesa, Arizona, as well as reduce its outstanding debt obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The accounts of subsidiaries are prepared for the same reporting period as the parent company using consistent accounting policies. Intercompany accounts and transactions, including all unrealized intercompany gains or losses on transactions have been eliminated. The Company’s subsidiaries and its interests in each are presented below as of December 31, 2024:

Name of Entity	Place of Incorporation	Interest
MPX Bioceutical ULC ("MPX ULC") (1)	Canada	100%
MPX Luxembourg SARL (1)	Luxembourg	100%
ABACA, Inc. (1)	Arizona, USA	100%
Health For Life, Inc. (1)	Arizona, USA	100%
iAnthus Arizona, LLC (“iA AZ”)	Arizona, USA	100%
S8 Management, LLC (1)	Arizona, USA	100%
S8 Rental Services, LLC (1)	Arizona, USA	100%
Soothing Options, Inc. (1)	Arizona, USA	100%
The Healing Center Wellness Center, Inc. (“THCWC”) (1)	Arizona, USA	100%
Bergamot Properties, LLC	Colorado, USA	100%
Scarlet Globemallow, LLC	Colorado, USA	100%
iAnthus Capital Management, LLC (“ICM”)	Delaware, USA	100%
GHHIA Management, Inc. (“GHHIA”)	Florida, USA	100%
GrowHealthy Properties, LLC (“GHP”)	Florida, USA	100%
iAnthus Holdings Florida, LLC (“IHF”)	Florida, USA	100%
McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”)	Florida, USA	100%
iA IT, LLC	Illinois, USA	100%
Budding Rose, Inc. (1)	Maryland, USA	100%
GreenMart of Maryland, LLC (1)	Maryland, USA	100%
LMS Wellness, Benefit, LLC (1)	Maryland, USA	100%
Rosebud Organics, Inc. (1)	Maryland, USA	100%
Fall River Development Company, LLC (1)	Massachusetts, USA	100%
IMT, LLC (1)	Massachusetts, USA	100%
Mayflower Medicinals, Inc. (2)	Massachusetts, USA	100%
Pilgrim Rock Management, LLC	Massachusetts, USA	100%
CGX Life Sciences, Inc. ("CGX") (1)	Nevada, USA	100%
GreenMart of Nevada NLV, LLC (GMNV) (1)	Nevada, USA	100%
GTL Holdings, LLC	New Jersey, USA	100%
iA CBD, LLC (“iA CBD”)	New Jersey, USA	100%
iAnthus New Jersey, LLC	New Jersey, USA	100%
MPX New Jersey, LLC (1)	New Jersey, USA	100%
Citiva Medical, LLC (“Citiva”)	New York, USA	100%
iAnthus Empire Holdings, LLC	New York, USA	100%
iAnthus Kentucky, LLC	Kentucky, USA	100%
iAnthus Delaware, LLC	Delaware, USA	100%
Cheetah Brand, LLC	Delaware, USA	100%

(1)
Entities acquired as a part of the MPX Bioceutical Corporation (“MPX”) acquisition on February 5, 2019 (the “MPX Acquisition”).
(2)
Effective as of June 30, 2023, our two wholly-owned subsidiaries, Mayflower and Cannatech Medicinals, Inc. merged.
(3)
Formed as part of the Cheetah Acquisition (as defined in Note 4) on December 30, 2024.

As a result of the Company's sale of the Vermont business, FWR, Inc. and Grassroots Vermont Management Services, LLC were deconsolidated on March 8, 2023.

During the year ended December 31, 2024, the Company dissolved iAnthus Northern Nevada, LLC, Ambary, LLC and Pakalolo, LLC.

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

Significant estimates made by management include, but are not limited to: economic lives of leased assets; inputs used in the valuation of inventory; allowances for expected credit losses on accounts receivable, provisions for inventory obsolescence; impairment assessment of long- lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; uncertain tax positions; estimates of fair value of identifiable assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.

(f) Cash and Restricted Cash

For purposes of the consolidated balance sheets and the statements of cash flows, cash includes cash and restricted cash amounts held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash but are not available for use by the Company. As of December 31, 2024, the Company held $0.6 million as restricted cash (December 31, 2023—less than $0.1 million).

The following table summarizes a reconciliation of cash and restricted cash reported within the consolidated balance sheets to such amounts presented in the statements of cash flows:

	December 31, 2024	December 31, 2023
Cash	$18,543	$13,104
Restricted cash	556	71
Total cash and restricted cash presented in the statements of cash flows	$19,099	$13,175

(g) Accounts Receivable

The Company assesses its accounts receivables for expected credit losses resulting from the potential uncollectability of specific customer balances, based upon a review of the customer’s creditworthiness and past collection history. The loss-rate method is used to estimate potential losses by applying an estimated loss rate to customer balances to determine the allowance for credit losses. For trade accounts receivable deemed as uncollectible, and arose from the sale of goods or services, the Company will write off the specific balance against the allowance for expected credit losses when it is known that a provided amount will not be collected.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

(i) Investments

The Company currently accounts for its equity-accounted investments using the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 323 Investments. Investments are initially recognized at cost. Subsequent to initial recognition, the carrying value of the Company’s investments are adjusted for the Company’s share of income or loss and distributions each reporting period. The carrying value of the Company’s investments are assessed for indicators or impairment at each balance sheet date.

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

(j) Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost net of accumulated depreciation, write-downs and impairment losses. Depreciation is calculated on a straight-line basis over the estimated useful life as follows:

Buildings	20 - 25 years
Leasehold improvements	over the shorter of the initial term of the underlying lease plus any reasonably assured renewal terms, and the useful life of the asset
Production equipment	5 years
Processing equipment	5 years
Sales equipment	3 - 5 years
Office equipment	3 - 5 years
Land	not depreciated
Construction in progress	not depreciated

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

A liability for the fair value of an asset retirement obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs are recognized in the period in which the liability and costs are incurred if a reasonable estimate of fair value can be made using a discounted cash flow model. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the asset’s useful life. The liability is accreted over the period of expected cash outflows. The Company does not have any asset retirement obligations as of December 31, 2024 and 2023.

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

Amortization on the ROU asset is calculated as the difference between the expected straight-line rent expense over the lease term less the accretion on the lease liability.

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

Intangible assets mainly comprise of licenses acquired in business combinations. Licenses are amortized over 15 years, which reflects the useful lives of the assets. Trademarks are amortized over 7 to 15 years, and all other intangible assets with a finite life are amortized over 1 to 5 years.

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

(m) Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of an entity over the fair value of the net tangible and intangible assets acquired. Goodwill is allocated to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. Impairment is determined for goodwill by assessing if the carrying value of a reporting unit, including the allocated goodwill, exceeds its recoverable amount determined as the greater of the estimated fair value less costs to sell and the value in use. Impairment losses recognized in respect of a reporting unit are first allocated to the carrying value of goodwill and any excess is allocated to the carrying amount of assets in the reporting unit. Any goodwill impairment is recorded in impairment loss within the consolidated statement of operations in the period in which the impairment is identified. Impairment losses on goodwill are not subsequently reversed.

As of December 31, 2024, the Company recognized $6.1 million of goodwill from its Cheetah Acquisition (as defined below). As the Company is still in the process of determining its final purchase price allocation, the final goodwill amount is not yet determined as of the reporting date.

(n) Assets Held For Sale

The Company classifies assets held for sale in accordance with ASC Topic 360 Property, Plant and Equipment. When the Company makes the decision to sell an asset, the Company assesses if such asset should be classified as an asset held for sale. To classify as an asset held for sale, the asset or disposal group must meet all of the following conditions: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, subject to certain customary terms, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, iv) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale, within one year, subject to certain exceptions, v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current value, and vi) actions required to complete the plan indicate that it is unlikely that the plan will be significantly changed or withdrawn. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell (“FVLCTS”). FVLCTS is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. Once classified as held for sale, any depreciation and amortization on an asset cease to be recorded. As of December 31, 2024, the Company had $23.6 million in assets classified as held for sale on the consolidated balance sheets, which relates to property, plant and equipment, right-of-use assets, and intangible assets; and $2.3 million in liabilities classified as held for sale which relates to operating lease liabilities. There were no assets or liabilities classified as held for sale as of the year ended December 31, 2023.

(o) Derivative Liabilities and Long-term Debt

The Company’s debt instruments contain a host liability, freestanding warrants and in some instances, an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation and/or freestanding warrants qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to its own stock; and (ii) classified in shareholders’ equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features and/or freestanding warrants that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value and remeasured at fair value each reporting period with changes in fair value recognized in the consolidated statements of operations. Any embedded conversion feature and/or freestanding warrants that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods. There were no derivatives liabilities on the consolidated balance sheets as of December 31, 2024 and December 31, 2023.

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

(p) Income Taxes

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

The Company has elected to classify interest and penalties related to income tax liabilities, when applicable, as part of the income tax expense within its consolidated statements of operations.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes ("ASC Topic 740"). ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in a Company’s consolidated financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognized the benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

(q) Revenue Recognition

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

Revenue is recognized net of sales incentives and returns, after discounts. The Company offers loyalty reward programs to its retail customers across several of its dispensaries. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expired at the end of each fiscal

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

year. As of December 31, 2024 and 2023, the loyalty liability totaled $Nil and $1.1 million, respectively, and is included in accrued and other current liabilities on the consolidated balance sheets.

(r) Costs and Expenses Applicable to Revenues

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

(s) Foreign Currency Translation

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

(t) Share-based Compensation

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

Share-based compensation expense includes compensation cost for employee awards granted and all modified or cancelled awards. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated under FASB ASC Topic 718 Share-based payments (“ASC Topic 718”). Share-based compensation expense is not adjusted for estimated forfeitures, but instead adjusted upon an actual forfeiture of a stock option. The Company utilizes the risk free rate determined by the market yield on United States Treasury marketable bonds over the contractual term of the instrument being issued.

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

(u) Contingent Liabilities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

(v) Business Combinations

In accordance with the FASB ASC Topic 805 Business Combinations (“ASC 805”), the Company allocates the fair value of purchase consideration to the tangible and intangible asset purchased and the liabilities assumed on the basis of their fair values at the date of acquisition. The determination of fair values of assets acquired and liabilities assumed requires estimates and the use of valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. If the Company obtains new information about the facts and circumstances that existed as of the acquisition date during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed.

(w) Change in Accounting Policy

Upon adoption of ASC Topic 740, the Company elected to follow an accounting policy to classify interest and penalties related to accrued income taxes under "selling, general and administrative expenses". The Company has now elected to classify interest and penalties related to income tax liabilities, when applicable, as part of “income tax expense".

The change in classification is considered preferable as it i) aligns with how the Company manages its ongoing tax obligations, ii) provides more transparent reporting of expenses by classifying taxes distinct from expenses incurred as a result of the Company’s core business activities, and iii) enhances the comparability of these financial statements with those within the industry.

In accordance with ASC Topic 250-10 "Accounting Changes and Error Corrections", the periods presented below have been retrospectively adjusted to reflect the changes to income tax expense and selling, general, and administrative expenses. The effect of the adjustment on the line items within the Company’s consolidated statements of operations for the year ended December 31, 2023 is as follows:

Prior Year's Line item	Year Ended December 31, 2023
	As Previously Restated	Amount Reclassified	As Adjusted

Selling, general and administrative expenses	$78,326	$(10,463)	$67,863
Income tax expense	$16,700	$10,463	$27,163

(x) Reclassification

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassification adjustments had no effect on the Company’s previously reported consolidated statements of operations and consolidated statements of cash flows.

The following table summarizes the effects of reclassification adjustments on the line items within the Company’s consolidated statements of operations:

Prior Year's Line item	Year Ended December 31, 2023
	As Previously Restated	Amount Reclassified	As Reclassified

(Recoveries), write-downs, and other charges, net	$410	$(512)	$(102)
Interest and other income	$(1,846)	$512	$(1,334)

The following table summarizes the effects of reclassification adjustments on the line items within the Company’s consolidated statements of cash flows:

Prior Year's Line item	Year Ended December 31, 2023
	As Previously Restated	Amount Reclassified	As Reclassified

Accounts payable	$3,037	$760	$3,797
Change in operating assets and liabilities:	28,904	760	29,664
Investment in associates	—	(760)	(760)
Net cash used in investing activities	(3,630)	(760)	(4,390)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 3 – New Accounting Standards and Accounting Changes

Adoption of New Accounting Policies

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280). All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted the new standard in the fourth quarter of 2024. The adoption did not have any material impact on the Company's consolidated financial statements.

Recently Issued FASB Accounting Standard Updates

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements. Public entities must adopt the amendments for annual periods beginning after December 15, 2024. The standard removes outdated glossary references, streamlining Codification content. The Company is evaluating the impact of these improvements on its financial reporting disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220). Public entities must comply with the amendments for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The update enhances disclosure requirements by requiring detailed breakdowns of material expense categories. The Company is determining the effects of adoption on its financial reporting practices.

Note 4 – Acquisitions

Cheetah Acquisition

On December 30, 2024, the Company entered into an Asset Purchase Agreement (the "Cheetah Purchase Agreement") with Cheetah Enterprises, Inc. (the "Cheetah Seller"), pursuant to which, the Company acquired substantially all the assets related to the Cheetah Seller's wholesale business, including the manufacture, marketing, and sale of cannabis distillate vaporize products in the states of Illinois and Pennsylvania under the "Cheetah" brand (the "Brand"), but excluding certain excluded assets (the "Cheetah Purchased Assets") together with certain assumed liabilities related to the Cheetah Purchased Assets. The purchase price (the "Purchase Price") for the Cheetah Purchased Assets is approximately $3.5 million, and includes (i) common shares at an aggregate deemed value of approximately $1.5 million, which the Company recorded at a fair value on acquisition of $1.2 million, to be issued in three (3) tranches; (ii) upon the completion of certain performance benchmarks (if the Brand does not meet the performance benchmark by the payment date, such payment date will be delayed until the later of (x) thirty (30) days or (y) until such time the Brand achieves the applicable performance benchmark; provided, the full cash consideration shall not be delayed more than twenty-four (24) months after closing); and (iii) additional consideration based on EBITDA generated by the Brand (the "Earn-Out") over the next three years which is payable annually in cash, with the final payment due on or before April 1, 2028.

The Company has determined that the acquisition of the Cheetah Purchased Assets (the "Cheetah Acquisition") is a business combination under ASC 805 whereby the total consideration is recorded by allocating the purchase consideration to the net assets and liabilities acquired based on their estimated fair values at the acquisition date. The Company is still in the process of finalizing the valuation of the intangible assets acquired from the Cheetah Acquisition. Once finalized, the excess of the purchase consideration for the Cheetah Acquisition over the fair value of the net assets acquired will be recorded to goodwill.

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for the Cheetah Acquisition as of December 31, 2024:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Consideration:
Cash consideration - paid	$675
Cash consideration - accrued	1,325
Common stock - issuable	1,167
Additional earn-out consideration	3,127
Fair value of consideration	$6,294

Estimated fair values of net assets acquired and liabilities assumed:
Cash	$45
Receivables and prepaid assets	340
Inventory	106
Operating lease right-of-use assets, net	42
Accounts payable	(301)
Accrued and other current liabilities	(87)
Deferred tax liabilities	—
Net assets acquired	$145

Goodwill and intangible assets	$6,149

Total purchase consideration transferred at closing also included additional Earn-Out that had a fair value of $3.1 million as of the acquisition date. The acquisition date fair value of the Earn-Out was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The Earn-Out is comprised of certain EBITDA targets to be achieved by the Brand and is paid annually in cash, commencing April 1, 2026 for the preceding fiscal year. Any remeasurement of the Earn-Out during the finalization of the Purchase Price allocation will be included in the determination of goodwill recognized from the Cheetah Acquisition. Subsequent to finalizing the Purchase Price allocation, the fair value of the Earn-Out will be remeasured at the end of each reporting period with any gains or losses recognized in selling, general, and administrative expenses within the consolidated statement of operations. Refer to Note 12 for further discussion on contingent consideration.

Total acquisition-related costs incurred during the year ended December 31, 2024, were less than $0.1 million (December 31, 2023 - $Nil), which were recorded within selling, general and administrative expenses on the consolidated statement of operations.

Pro forma financial information is not disclosed as the results are not material to the Company’s consolidated financial statements.

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

The components of lease expense are as follows:

		Year Ended December 31,
		2024	2023
Operating lease costs(1)	Selling, general and administrative expenses	$6,863	$7,084
	Costs and expenses applicable to revenues	1,405	1,780
Total lease cost		$8,268	$8,864

(1)
Includes short-term leases and variable lease costs for the years ended December 31, 2024 and 2023.

Operating cash flows from operating leases for the year ended December 31, 2024 was $7.5 million (December 31, 2023 - $7.8 million).

Supplemental balance sheet information related to leases is as follows:

		As of December 31,
Balance Sheet Information	Classification	2024	2023
Operating lease right-of-use assets, net	Operating leases	$24,012	$27,377
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$6,534	$7,716
Long-term portion of operating lease liabilities	Operating leases	21,599	28,009
Total		$28,133	$35,725

Maturities of lease liabilities for operating leases as of December 31, 2024, were as follows:

Operating Leases
2025	$6,534
2026	6,508
2027	6,180
2028	6,188
2029	5,943
Thereafter	31,188
Total lease payments	$62,541
Less: interest expense	(34,408)
Present value of lease liabilities	$28,133
Weighted-average remaining lease term (years)	9.6
Weighted-average discount rate	19%

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. For the year ended December 31, 2024, the Company recorded sublease income of $1.0 million (December 31, 2023—$0.9 million), which is included in the interest and other income line on the consolidated statements of operations.

During the year ended December 31, 2024, the Company had reclassified $2.1 million of right-of-use assets, net to assets classified as held for sale, and $2.3 million of operating lease liabilities to liabilities classified as held for sale on the consolidated balance sheets, as it plans to sell certain cultivation and processing facilities in Arizona.

Note 6 – Inventories, net

Inventories is comprised of the following items:

	As of December 31,
	2024	2023
Supplies	$4,134	$5,331
Raw materials	3,815	7,110
Work in process	5,194	6,351
Finished goods	9,570	6,614
Inventory reserve	(247)	(24)
Total	$22,466	$25,382

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the year ended December 31, 2024, the Company recorded $0.4 million (December 31, 2023 – $0.9 million), related to spoiled inventory in costs and expenses applicable to revenues on the consolidated statements of operations.

Note 7 – Property, Plant and Equipment

	As of December 31, 2024
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$71,870	$11,970	$59,900
Leasehold improvements	41,439	26,057	15,382
Production equipment	2,403	1,324	1,079
Processing equipment	2,801	1,559	1,242
Sales equipment	896	784	112
Office equipment	6,551	5,352	1,199
Land	2,716	—	2,716
Construction in progress	5,858	—	5,858
Total	$134,534	$47,046	$87,488

	As of December 31, 2023
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$74,922	$10,305	$64,617
Leasehold improvements	47,693	28,959	18,734
Production equipment	3,504	2,244	1,260
Processing equipment	4,470	3,219	1,251
Sales equipment	1,275	1,054	221
Office equipment	7,079	5,775	1,304
Land	2,894	—	2,894
Construction in progress	3,722	—	3,722
Total	$145,559	$51,556	$94,003

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the year ended December 31, 2024, the Company recorded depreciation expense on property, plant, and equipment of $8.8 million (December 31, 2023— $11.2 million).

During the year ended December 31, 2024, the Company disposed $0.2 million of property, plant and equipment, net (December 31, 2023—$1.7 million), primarily related to the sale of cultivation and manufacturing equipment.

During the year ended December 31, 2024, the Company had reclassified $3.0 million of property, plant and equipment, net to assets classified as held for sale on the consolidated balance sheets, as it plans to sell certain cultivation and processing facilities in Arizona.

Note 8 – Intangible Assets and Goodwill

	As of December 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Licenses	$114,418	$44,550	$69,868
Trademarks	11,111	9,451	1,660
Other	3,726	2,392	1,334
	$129,255	$56,393	$72,862

	As of December 31, 2023
	Cost	Accumulated Amortization	Net Book Value
Licenses	$139,920	$44,777	$95,143
Trademarks	29,100	20,497	8,603
Other	3,430	1,804	1,626
	$172,450	$67,078	$105,372

During the year ended December 31, 2024, the Company recorded $0.2 million in intangible asset additions (December 31, 2023—$2.5 million), which is primarily attributable to internal-use software. The weighted average remaining amortization period for these additions is 13 years as of December 31, 2024.

During the year ended December 31, 2024, the Company had reclassified $18.4 million of intangible assets, net to assets classified as held for sale on the consolidated balance sheets, as it plans to sell licenses and trademarks in Arizona.

Amortization expense for the years ended December 31, 2024 and 2023 was $13.9 million and $13.9 million, respectively.

The estimated amortization expense for each of the years ended December 31, as follows:

2025	$10,038
2026	9,750
2027	9,750
2028	9,500
2029	9,354
Thereafter	24,471

The following table summarizes the balances of goodwill as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Balance, beginning of year	$—	$—
Acquisition of Cheetah	6,148	—
Impairment loss	—	—
Total	$6,148	$—

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 9 - Long-Term Debt

The following table summarizes long term debt outstanding as of December 31, 2024 and 2023:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2024	$15,565	$101,856	$28,247	$18,856	$752	$165,276
Carrying value of financial liabilities issued	14,345	—	—	—	—	14,345
Paid-in-kind interest	239	9,449	2,368	1,895	—	13,951
Accretion of balance	632	2,993	—	999	—	4,624
Debt extinguishment	(15,813)	—	—	—	—	(15,813)
Repayment	—	—	—	—	(56)	(56)
As of December 31, 2024	$14,968	$114,298	$30,615	$21,750	$696	$182,327

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2023	$13,852	$90,273	$26,067	$16,175	$945	$147,312
Carrying value of financial liabilities issued	13,786	—	—	—	—	13,786
Paid-in-kind interest	1,689	8,695	2,180	1,743	—	14,307
Accretion of balance	124	2,888	—	938	—	3,950
Debt extinguishment	(13,886)	—	—	—	—	(13,886)
Deconsolidation	—	—	—	—	(144)	(144)
Repayment	—	—	—	—	(49)	(49)
As of December 31, 2023	$15,565	$101,856	$28,247	$18,856	$752	$165,276

As of December 31, 2024, the total and unamortized debt discount costs were $21.9 million and $11.4 million, respectively (December 31, 2023— $20.4 million and $14.6 million, respectively).

As of December 31, 2024, total interest paid on long-term debt was $1.5 million (December 31, 2023 - $0.1 million).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

On February 2, 2024, in order to facilitate the 2024 NJ Amendment (as defined below), the parties agreed to a short-term extension of the maturity date from February 2, 2024 to February 16, 2024. On February 16, 2024, ICH and INJ entered into another amendment (the"2024 NJ Amendment") to the Senior Secured Bridge Notes. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remained at 12% per annum, but the interest accruing after February 16, 2024 will be payable in quarterly cash payments (the first interest payment being on May 16, 2024). In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of ICH's common shares at a price per share equal to the volume-weighted average trading price of ICH's common shares on the CSE for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, ICH and INJ agreed to utilize twenty-five percent (25%) of Non-Operational Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, "Non-Operational Cash Receipts" means cash ICH received which is not derived from the sale of cannabis products in the ordinary course of business of ICH, whether through retail, wholesale or otherwise. No additional amounts have been paid from Non-Operational Receipts during the year ended December 31, 2024.

In accordance with debt extinguishment accounting guidance outlined in ASC 470 "Debt", the terms of the Senior Secured Bridge Notes were materially modified pursuant to both the Amendment and 2024 NJ Amendment and as such, for the year ended December 31, 2024, the Company recorded a loss on debt extinguishment of $0.1 million, (December 31, 2023 - $1.3 million), on the consolidated statements of operations.

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the carrying value of $14.3 million.

For the year ended December 31, 2024, interest expense of $1.9 million (December 31, 2023—$1.7 million), and accretion expense of $0.6 million (December 31, 2023—$0.1 million), were recorded on the consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of December 31, 2024. The Senior Secured Bridge Notes are classified as long-term debt, net of issuance costs on the consolidated balance sheets.

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

The host debt, classified as a liability using the guidance of ASC 470, was recognized at the carrying value of $84.5 million.

Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being June 30, 2022) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.

For the year ended December 31, 2024, interest expense and accretion expense of $9.4 million and $3.0 million, respectively, were recorded on the consolidated statements of operations (December 31, 2023—$8.7 million and $2.9 million, respectively).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of December 31, 2024. The June Secured Debentures are classified as long-term debt, net of issuance costs on the consolidated balance sheets.

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

The host debt, classified as a liability using the guidance of ASC 470, was recognized at the carrying value of $14.9 million.

Interest is to be paid in kind by adding the interest accrued on the principal amount on the last day of each fiscal quarter (the first such interest payment date being June 30, 2022) and such amount thereafter becoming part of the principal amount, which will accrue additional interest. Interest paid in kind will be payable on the date when all of the principal amount is due and payable.

For the year ended December 31, 2024, interest expense and accretion expense of $1.9 million and $1.0 million, respectively, were recorded on the consolidated statements of operations (December 31, 2023—$1.7 million and $0.9 million, respectively).

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of December 31, 2024. The June Unsecured Debentures are classified as long-term debt, net of issuance costs on the consolidated balance sheets.

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

The host debt, classified as a liability using the guidance of ASC 470, was recognized at the carrying value of $25.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

For the year ended December 31, 2024, interest expense of $2.4 million, was recorded on the consolidated statements of operations (December 31, 2023 - $2.2 million).

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of December 31, 2024. The Additional Secured Debentures are classified as long-term debt, net of issuance costs on the consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the year ended December 31, 2024:

•
On January 2, 2024, the Company issued common shares totaling 20,000 for the Hi-Med Settlement Agreement (Refer to Note 14).
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
•
On October 8, 2024, the Company issued common shares totaling 66,345 for vested RSUs. The Company withheld 19,830 common shares to satisfy employees’ tax obligations of $0.1 million.
•
On December 13, 2024, the Company issued common shares totaling 5,000 for the Ninth Square Settlement Agreement (Refer to Note 14).

The following is a summary of the common share issuances for the year ended December 31, 2023.

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

(b) Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Common share options	7,877	7,877
Restricted stock units	325,539	325,643
Total	333,416	333,520

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

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense related to stock options for the year ended December 31, 2024 was $Nil (December 31, 2023 - less than $0.1 million), and is presented in selling, general and administrative expenses on the consolidated statements of operations.

The following table summarizes certain information in respect of option activity during the period:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	6.78	7,877	$0.05	7.78
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	5.53	7,877	$0.05	6.78

(1)
As of December 31, 2024, 7,877 of the stock options outstanding were exercisable (December 31, 2023—7,877).

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

There was no stock option activity for the years ended December 31, 2024 and 2023.

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

On November 26, 2024, the Board awarded 144,500 RSUs to four Board members. The RSUs shall vest over a period of one year. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

During the year ended December 31, 2024, the Company recognized $2.1 million of share-based compensation expense associated with the RSUs (December 31, 2023 - $4.5 million). Share-based compensation expense is presented in selling, general and administrative expenses on the consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

As of December 31, 2024, there was approximately $2.8 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.4 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	315,668	$0.02	129,671	$0.07
Granted	144,500	0.01	304,212	0.02
Vested	(126,957)	0.02	(108,021)	0.08
Forfeited	(34,334)	0.02	(10,194)	0.07
Unvested balance, ending	298,877	$0.01	315,668	$0.02

Note 11 - Segment Information

Management, including the Company’s Chief Executive Officer, who is considered the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the FASB ASC Topic 280 Segment Reporting), assesses segment performance based on segment revenues, gross margins, and net income/(loss). For instance, the CODM uses both segment gross profit and segment profit/loss from operations to allocate resources (including labor or capital resources) to each of the geographical locations (entities) in the forecasts. An analysis of the gross profit from the regions enables decisions regarding marketing activities, additional investments or scale back of expansion plans, as well as, implementation of cost management strategies.

The Company divides its reportable operating segments primarily by geographic region. The Company has two reportable operating segments: Eastern Region and Western Region. The Eastern Region includes the Company’s operations in Florida, Maryland, Massachusetts, New York and New Jersey. The Eastern Region included results from its Vermont business until March 8, 2023 when it was sold and subsequently deconsolidated. The Western Region includes the Company’s operations in Arizona as well as its assets and investments in Colorado. The Western Region included results from its Nevada business until June 24, 2024 when it was sold and subsequently deconsolidated. The two geographic regions are looked at separately by the CODM and Company’s management as the operations within those regions are in different stages of development. The operations comprising the Western Region are more established than those in the Eastern Region. Most of the Company’s financial and operational growth is being driven by the Eastern Region. Both the Eastern Region and the Western Region segments generate revenues from the sale of cannabis products through retail dispensaries as well as wholesale supply agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Year Ended December 31,
	2024	2023
		(Adjusted)
Revenues, net of discounts
Eastern Region(1)	$128,553	$105,922
Western Region(2)	39,014	53,088
Other(3)	—	227
Total	$167,567	$159,237
Gross profit (loss)
Eastern Region	$60,219	$43,839
Western Region	14,895	19,609
Other	—	(279)
Total	$75,114	$63,169
Operating expenses:
Selling, general and administrative expenses
Eastern Region	34,555	33,957
Western Region	8,360	11,172
Other	19,267	22,734
Total	62,182	67,863
Depreciation and amortization
Eastern Region	$15,186	$17,306
Western Region	7,033	7,339
Other	462	498
Total	$22,681	$25,143
(Recoveries), write-downs and other charges, net
Eastern Region	$(1,985)	$(454)
Western Region	429	(4)
Other	320	356
Total	$(1,236)	$(102)
Profit (loss) from operations
Eastern Region	$12,463	$(6,971)
Western Region	(927)	1,103
Other	(20,049)	(23,867)
Total	$(8,513)	$(29,735)
Other income and expenses, net:
Eastern Region	$(868)	$(2,308)
Western Region	(3,307)	(256)
Other	(12,626)	(17,159)
Total	$(16,801)	$(19,723)
Income tax (benefit) expense
Eastern Region	$10,440	$11,674
Western Region	8,513	3,373
Other	(36,631)	12,116
Total	$(17,678)	$27,163
Net loss
Eastern Region	$1,157	$(29,332)
Western Region	(12,749)	(3,200)
Other	3,956	(44,089)
Total	$(7,636)	$(76,621)

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

Supplemental Segment Disclosures:

	Year Ended December 31,
	2024	2023
Purchase of property, plant and equipment
Eastern Region	$5,232	$3,373
Western Region	189	192
Other	98	7
Total	$5,519	$3,572
Purchase of other intangible assets
Eastern Region	$20	$2,489
Other	185	15
Total	$205	$2,504

	As of December 31,	As of December 31,
	2024	2023
Assets
Eastern Region	$212,007	$215,743
Western Region	40,124	51,148
Other	18,912	10,516
Total	$271,043	$277,407

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues. For the years ended December 31, 2024 and 2023, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.

Geographic Information

As of December 31, 2024 and 2023, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the years ended December 31, 2024 and 2023, the Company disaggregated its revenues as follows:

	Year Ended December 31,
	2024	2023
Revenues, net of discounts
iAnthus branded products	$84,904	$87,545
Third party branded products	64,506	61,108
Wholesale/bulk/other products	18,157	10,584
Total	$167,567	$159,237

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of December 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments	$10	$—	$853	$863	$56	$—	$679	$735

Financial liabilities
Contingent consideration payable	$—	$—	$3,127	$3,127	$—	$—	$—	$—

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the years ended December 31, 2024 and 2023.

Financial Assets

The Company’s investment in 4 Front Venture Corp. as of December 31, 2024 and 2023, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data, or inputs are now available.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2022	$130	—	$102
Additions	—	—	760
Revaluations	(74)	—	—
Loss on equity method investments	—	—	(183)
Balance as of December 31, 2023	$56	$—	$679
Additions	—	125	260
Revaluations	(46)	—	—
Loss on equity method investments	—	—	(211)
Balance as of December 31, 2024	$10	$125	$728

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial Liabilities

The following table summarizes the changes in the Company's Level 3 financial liabilities:

Financial Liabilities
Contingent Consideration Payable

Balance as of December 31, 2023	$—
Acquisition of Cheetah - Earn-Out	3,127
Consideration paid	—
Revaluations	—
Balance as of December 31, 2024	$3,127

The Company’s contingent consideration payable relates to the additional Earn-Out to be paid as part of the Cheetah Acquisition and is categorized as a Level 3 financial instrument within the fair value hierarchy, as specific valuation techniques using unobservable inputs is required. The Company is using a probability-weighted average scenario approach in assigning probabilities across multiple outcomes of the potential EBITDA earned from Cheetah which forms the basis of the Earn-Out. These assumptions include financial forecasts, discount rates, and growth expectations. As of December 31, 2024, the discount rate applied was the Company's incremental borrowing rate of 14.2% and growth expectations on potential EBITDA earned from Cheetah were in the range of 574% to 1,697% in 2025, 98% to 163% in 2026, and 41 to 118% in 2027. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table summarizes the Company’s long-term debt instruments (Refer to Note 9) at their carrying value and fair value:

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$21,750	$20,142	$18,856	$17,301
June Secured Debentures	144,913	134,096	130,103	118,118
Secured Notes	14,968	15,223	15,565	15,414
Other	696	687	752	772
Total	$182,327	$170,148	$165,276	$151,605

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

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2024:

	2025	2026	2027	2028	2029
Operating leases	$6,534	$6,508	$6,180	$6,188	$5,943
Service and other contracts	2,078	—	—	—	—
Long-term debt	65	17,751	216,383	97	111
Consideration to be paid from acquisitions	2,492	706	2,420	—	—
Total	$11,169	$24,965	$224,983	$6,285	$6,054

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

The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

•
There is a claim from two former noteholders against the Company and MPX Bioceutical ULC (“MPX ULC”), with respect to alleged payments of $1.3 million made by the noteholders to MPX, claiming the right to receive $115.0 million; and
•
There is a claim against the Company, MPX ULC and MPX, with respect to a prior acquisition made by MPX in relation to a subsidiary that was not acquired by the Company as part of the MPX Acquisition, claiming $3.0 million in connection with alleged contractual obligations of MPX. On December 3, 2024, the Company and MPX ULC entered into a settlement agreement with the parties to this litigation, pursuant to which, the parties thereto agreed to settle this matter on terms that provide for, among other things, a cash payment of approximately CAD$0.5 million and the issuance of 5,000,000 common shares of the Company to Ninth Square, at a deemed price of CAD$0.01 per share.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023; however, the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025; however, the court has vacated this trial date. On December 13, 2024, the court denied each of the parties' respective Motions for Summary Judgment. Further, the parties have been ordered by the court to attend mediation, which occurred on March 7, 2025 and was ultimately unsuccessful. On March 21, 2025, the court issued an order specially setting the trial to begin on April 8, 2025 and on the same day, the Company filed an objection to the order on the basis that that it was not timely issued. Also on March 21, 2025, the court scheduled a case management conference for March 28, 2025 and referred this matter to non-binding arbitration beginning on April 8, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its former Chief Financial Officer and others with the SDNY for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a second Amended Complaint was included as part of the Stipulation identified above. On October 28, 2021, the parties filed the Stipulation regarding the Lead Plaintiff’s Motion for Leave to File a second Amended Complaint. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October 12, 2022, the parties filed the Joint Stipulation and Proposed Scheduling Order, which the SDNY so ordered on October 19, 2022, ordering that that the Defendants’ answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Finch and Cedeno actions shall be coordinated with discovery in the Hi-Med action referenced above, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced above, to mediation, which took place on January 17, 2023. On January 31, 2023, the parties advised the SDNY that the Defendants and Lead Plaintiff reached a settlement in principle and anticipate filing a motion for preliminary approval of the settlement by March 9, 2023. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Class Action Lawsuit pending submission of the motion for preliminary approval. On March 7, 2023, the parties advised the SDNY that the parties required a short extension of the motion for preliminary approval of the settlement and such motion would be filed by March 21, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY. On December 20, 2023, the SDNY preliminarily approved the settlement. On April 10, 2024, the SDNY held the final approval hearing. Following this hearing, the SDNY issued an order, requesting additional information regarding the allocation of settlement funds. The Lead Plaintiff submitted the additional information to the SDNY on April 26, 2024. On May 28, 2024, the SDNY approved the settlement and issued its final judgment and order of dismissal with prejudice, which concludes this matter.

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

On May 23, 2022, CGX Life Sciences, Inc. (“CGX”), a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS Wellness, Benefit LLC (“LMS”) and its 100% owner, William Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above) and the S8 Arbitration remain pending. On November 30, 2022, Defendants filed a Petition to Vacate Arbitration Award. CGX’s filed its response on January 30, 2023, and subsequently the Defendants filed a Request for Hearing on February 3, 2023. The Circuit Court for Baltimore County had a hearing on the Petition to Vacate Arbitration Award on February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. On April 8, 2024, the Defendants submitted the required ownership transfer paperwork to the Maryland Cannabis Administration (the "MCA") to request approval of the transfer of ownership of LMS to CGX following the denial of the Defendants' Petition to Vacate Arbitration Award. Also on April 8, 2024, the Defendants requested that the MCA either deny the ownership transfer of LMS to CGX, or delay their consideration of the request until the S8 Arbitration is complete. On April 22, 2024, the MCA notified the parties that it will wait to consider the request to transfer ownership of LMS to CGX until the S8 Arbitration is complete. Beginning on July 15, 2024, the parties attended a hearing regarding claims (iii) and (iv) in the CGX Arbitration and the claims in the S8 Arbitration. The parties filed post-hearing briefs on August 27, 2024 and oral argument regarding the post-hearing briefs was held on September 16, 2024. On September 24, 2024, the arbitrator issued his final award, in which he denied the claims of all parties in the CGX Arbitration and S8 Arbitration. Upon completion of the CGX Arbitration and S8 Arbitration, CGX continued to pursue regulatory approval of the transfer of ownership of LMS to CGX from the MCA. On March 4, 2025, the MCA approved the transfer of 100% of the ownership of LMS to CGX.

Pursuant to the terms of the Option Agreements, LMS and Huber are required to close the transaction and transfer 100% of the membership interests of LMS to CGX within two (2) business days of receipt of the MCA's approval, as that was the final closing condition to be satisfied. Accordingly, CGX demanded that LMS and Huber close no later than March 7, 2025. LMS and Huber failed to close and on March 10, 2025, CGX filed a Motion to Enforce Judgment to mandate that LMS and Huber transfer ownership of LMS to CGX, among other things. LMS and Huber have not responded to CGX's motion yet. On March 7, 2025, LMS filed an action in the Circuit Court for Anne Arundel County, seeking a writ of mandamus, temporary restraining order and preliminary injunction against the MCA on the basis that the MCA violated the law by issuing its March 4, 2025 approval regarding the transfer of 100% of the ownership of LMS to CGX. Specifically, LMS is seeking an order that the MCA be compelled to rescind its approval because ownership of LMS's license cannot be transferred for five (5) years, or until July 1, 2028, because LMS converted its medical-only license to a dual license on July 1, 2023. On March 12, 2025, the MCA filed its opposition to LMS, arguing, among other things, that the court order

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

exception to the 5-year restriction on transfers applies. Also on March 12, 2025, CGX intervened and filed an opposition to LMS, incorporating the MCA's opposition. On March 14, 2025, the parties attended a court conference and the court denied LMS's motion for a temporary restraining order.

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

Note 15 - Related Party Transactions

	As of December 31,
	2024	2023
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	—	15,566
Long-term debt, net of issuance costs (1)	177,925	144,321
Accrued and other current liabilities	9,461	8,302
Total	$187,386	$168,189

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 9 for further discussion.

Effective as of October 11, 2023 (the "October Resignation Date"), Robert Galvin, the Company's then-Interim Chief Operating Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Galvin and the Company executed a separation agreement (the "October Separation Agreement"), pursuant to which Mr. Galvin received certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(f) of his employment agreement. Specifically, Mr. Galvin received: (i) total cash compensation in the amount of approximately $0.4 million, which was payable in a lump sum on January 5, 2024; (ii) a grant of RSUs with an aggregate fair market value of approximately $0.4 million, which fully vested on January 4, 2024. Under the terms of the October Separation Agreement, the Company paid the monthly premium for Mr. Galvin's continued participation in the Company’s health and dental insurance benefits pursuant to COBRA for one year following the October Resignation Date. Mr. Galvin served in a consulting role for three months following the October Resignation Date at a base compensation rate of $25 per month. As of December 31, 2024, the total balance owed to Mr. Galvin is $Nil (December 31, 2023 - $0.4 million).

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, the Company's then-Chief Financial Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Faraut and the Company executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut received certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut received total cash compensation in the amount of approximately $0.2 million, which was payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, the Company will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut served in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 accelerated and fully vested upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of December 31, 2024, the total balance owed to Mr. Faraut is $Nil (December 31, 2023 - $Nil).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2024, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $9.2 million (December 31, 2023 – $8.0 million). The related party balance is presented in accrued and other current liabilities on the consolidated balance sheets.

Note 16 - Income Taxes

Income tax (benefit) expense for the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Current income (benefit) tax expense
Federal	$(9,215)	$25,242
State	11,811	5,352
Total current income tax expense	2,596	30,594

Deferred income tax recoveries
Federal	(16,053)	(2,787)
State	(4,221)	(644)
Total deferred income tax benefit	(20,274)	(3,431)

Income tax (benefit) expense	$(17,678)	$27,163

Income tax expense differed from the amount computed by applying the federal statutory tax rate of 21.0% for the years ended December 31, 2024 and 2023 due to the following:

	2024	2023

Pretax loss at federal statutory rate	$(5,316)	$(12,583)
State income taxes, net of federal expense	(244)	(1,249)
Foreign income taxes	(848)	—
Non-deductible items	1,065	16,443
True-up of income taxes payable	(6,573)	10,359
Uncertain tax positions	5,363	—
Other items	(20)	(40)
Change in valuation allowance	(11,105)	14,233
Income tax (benefit) expense	$(17,678)	$27,163

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2024 and 2023 are presented below:

	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$52,183	$47,431
Interest expense carryforwards	35,596	37,014
Stock based compensation	12,486	16,209
Intangible assets	6,650	2,916
Property, plant and equipment	6,696	5,391
Inventories	166	139
Other items	1,103	638
	114,880	109,738
Valuation allowance	(94,151)	(105,257)
Deferred income tax assets	$20,729	$4,481

Deferred income tax liabilities:
Intangibles resulting from acquisitions	(20,729)	(24,893)
Deferred income tax liabilities	(20,729)	(24,893)

Net deferred income tax liabilities	$—	$(20,412)

The Company is subject to taxation in Canada and the United States. As the Company operates in the cannabis industry within the United States, the Company considers Internal Revenue Code (“IRC”) Section 280E which generally allows a deduction for certain expenses directly related to sales of product. Based on our legal interpretation, we have established a reserve for uncertain tax positions related to the differences that would arise under IRC Section 280E, resulting in a higher effective tax rate than most industries.

As of December 31, 2024, the Company has Canadian non-capital loss carryforwards of $128.4 million available to offset future income which will expire in the years 2025 through 2042. As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $154.2 million with a portion that will begin to expire in the years 2035 through 2037. Additionally, the Company has net operating loss carryforwards for state purposes aggregating $145.4 million as of December 31, 2024, of which a portion will begin to expire in the years 2028 through 2043.

For the year ended December 31, 2024, the Company has established a full valuation allowance based on management’s assertion that certain deferred tax assets, related to net operating loss carryforwards, are not realizable in the near future due to operating losses incurred as we continue to expand the business and Section 163(j) limitation on interest expense deductibility.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. Similarly, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. The Company concluded that the Recapitalization Transaction which closed on June 24, 2022 did not qualify as an acquisition of control for Canadian tax purposes; therefore, the Company’s existing Canadian non-capital losses are unlimited and continue to have a full valuation allowance set against its deferred tax assets. The U.S. NOLs will be subject to a substantial annual limitation arising from the Company’s ownership changes. As a result, a full valuation allowance has been recorded by the Company on these deferred tax assets as well as any Section 163(j) interest limitation deduction carryforwards. The Section 382 limitation is increased by recognized built-in gain (“RBIG”) in the five-year period following the change date to the extent that the value of the loss corporation’s assets exceed the tax basis of these assets. Under the Section 338 approach, assets are treated as generating RBIG even if these assets are not disposed of during the five-year recognition period. The Company is in the process of reviewing the tax basis of their fixed assets so it can compare it to the deemed selling price under Section 382 of the code. The Company is expecting that this calculation may result in a RBIG that would increase the Section 382 limitation available over the next five years.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company files income tax returns in Canada, Luxembourg, United States and various state and local tax jurisdictions. The Company’s income tax years open to examination are 2013 through 2020 in Canada, and 2019 through 2022 in the United States. Although the Company is under audit for certain entities within the consolidated group, however, we are not aware of any items that would materially impact the consolidated financial statements. Net operating losses arising prior to these years are also open to examination, if and when utilized.

Note 17 – Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Year Ended December 31,
	2024	2023
Income taxes (including interest and penalties)	$4,402	$4,433
Interest	1,525	128

(b) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Year Ended December 31,
	2024	2023
Decrease (increase) in:		(Adjusted)
Accounts receivables, net	$(1,762)	$(828)
Prepaid expenses	(190)	95
Inventories, net	1,570	2,778
Other current assets	1,194	(589)
Other long-term assets	(2,167)	(701)
Operating leases	(2,196)	(1,634)
(Decrease) increase in:
Accounts payable	(2,003)	3,797
Accrued and other current liabilities	(54,354)	26,746
Uncertain tax position liabilities	54,304	—
	$(5,604)	$29,664

(c) Depreciation and amortization are comprised of the following:

	Year Ended December 31,
	2024	2023
Property, plant and equipment	$8,774	$11,154
Operating lease ROU assets	2,055	2,027
Intangible assets	13,907	13,989
	$24,736	$27,170

(d) (Recoveries), write- downs and other charges, net are comprised of the following:

	Year Ended December 31,
	2024	2023
		(Adjusted)
Account receivable	$1,181	$303
Share issuance	320	—
Operating lease ROU assets	(136)	(272)
Property, plant and equipment	(2,601)	(133)
	$(1,236)	$(102)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

(e) Significant non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2024	2023
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$13,951	$14,308
Non-cash issuance of shares from Senior Secured Bridge Notes Amendment	1,581	—
Non-cash issuance of shares for legal settlements	355	—
Non-cash issuance of Senior Secured Bridge Notes	14,345	—
Assets classified as held for sale	23,572
Liabilities classified as held for sale	(2,347)
Non-cash extinguishment of Senior Secured Bridge Notes	(15,813)	—

Note 18 - Subsequent Events

Legal Proceedings

Please refer to Note 14 for further discussion.

Issuance of Common Shares

On January 9, 2025, the Company issued 41,667 common shares to the Cheetah Seller with respect to the Cheetah Acquisition.

On January 14, 2025, the Company issued 25,632 common shares for vested RSUs to certain employees and directors. The Company withheld 1,029 common shares to satisfy employees’ tax obligations of less than $0.1 million.

Sale of Certain Arizona Assets

On February 6, 2025, the Company entered into definitive agreements (the "AZ Purchase Agreements") with an unaffiliated third-party buyer (the "AZ Buyer"), pursuant to which the Company agreed to sell three dispensaries and two processing/cultivation facilities in Arizona for aggregate consideration of approximately $36.5 million (the "AZ Transaction"). The AZ Transaction includes two dispensaries, a processing facility and a cultivation/processing facility located in Mesa, Arizona as well as one dispensary located in Phoenix, Arizona (collectively, the "Facilities"). Following the closing of the AZ Transaction, the Company will continue to operate one dispensary in Mesa, Arizona.

Pursuant to the AZ Purchase Agreements, the Company agreed to sell and the AZ Buyer agreed to acquire, substantially all of the assets related to or used in connection with the Facilities, including, but not limited to, all cannabis licenses associated with such businesses and related real property (collectively, the "AZ Purchased Assets"), together with certain assumed liabilities related to the AZ Purchased Assets. The closing of the Transaction is subject to customary conditions precedent, including the receipt of applicable consents and regulatory approvals.

The purchase price for the AZ Purchased Assets is approximately $36.5 million and will consist of approximately $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months.

The AZ Transaction closed on February 14, 2025, with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. As of February 14, 2025, all closing conditions of the AZ Purchase Agreement had been met and that is the date that the AZ Transaction closed and the AZ Buyer assumed full managerial and operational control of the AZ Purchased Assets.

As of December 31, 2024, we had reclassified a total of $23.6 million to assets classified as held for sale, and $2.3 million to liabilities classified as held for sale on the consolidated balance sheets with respect to the AZ Purchased Assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) We did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (2) We did not perform an effective risk assessment or monitor internal controls over financial reporting.

We have developed a plan to remediate the material weaknesses, which includes dedicating additional resources to assess and improve our ITGCs, and (ii) developing a roadmap to become SOX compliant by the required deadline.

Remediation of Previously Reported Material Weaknesses

As previously disclosed in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company had identified certain material weaknesses in our internal control over financial reporting related to: (i) inventory, including inventory valuation and consolidation of inventory, estimated useful lives and depreciation of long-lived assets, and expense cutoff for certain subsidiaries, and (ii) ability to adequately perform and monitor account reconciliation and review controls.

In 2024, we implemented our previously disclosed remediation plan:

•
Implemented and/or improved procedures and internal controls for key processes impacting financial reporting, including proper application of accounting practices and guidance;
•
Trained additional accounting staff and managers to prepare and review complex accounting schedules; and
•
Ensured additional review time for high-risk area schedules from senior level staff, including inventory valuation models.

We completed the necessary testing to conclude that both of the material weaknesses outlined above have been remediated as of December 31, 2024.

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

As of December 31, 2024, under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework—2013. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to material weaknesses in our internal control over financial reporting related to certain matters, including: (1) We did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (2) We did not perform an effective risk assessment or monitor internal controls over financial reporting.

In light of these material weaknesses, we performed additional analysis and other post-closing procedures to ensure the reliability of financial reporting and that our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Our management with oversight from the Audit Committee of the Board of Directors have developed a plan to remediate these material weaknesses, which includes: (i) dedicate additional resources to assess and improve our ITGCs, and (iii) develop roadmap to become SOX compliant by the required deadline.

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

Changes in Internal Control Over Financial Reporting

Other than the execution of the material weakness remediation activities described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) which occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 24, 2025.

NAME	AGE	POSITION
Richard Proud	45	Chief Executive Officer and Director
Justin Vu	41	Chief Financial Officer
Michelle Mathews-Spradlin	58	Chair of the Board
Scott Cohen	56	Director
Alexander Shoghi	43	Director
Kenneth W. Gilbert	74	Director

The business background and certain other information about our directors and executive officers is set forth below.

Richard Proud. Mr. Proud was appointed to serve as the Company's Chief Executive and as a director of the Company's Board of Directors on July 17, 2023. Mr. Proud brings 20 years of leadership experience across cannabis, retail, wholesale, and international selling channels. Prior to joining iAnthus, Mr. Proud was most recently Executive Vice President of Revenue for Curaleaf - a vertically integrated multi-state cannabis operator and served in that role from June 2022 through July 2023. Mr. Proud also held the titles of Senior Vice President of Assortment Planning and Inventory Management and Vice President of Assortment Planning with Curaleaf between September 2020 through June 2022. Prior to joining Curaleaf, Mr. Proud was Head of Planning for Grassroots Cannabis from August 2019 to September 2020, which is when Grassroots Cannabis was acquired by Curaleaf. Prior to that, Mr. Proud held executive level positions for globally recognized consumer retail brands: Abercrombie & Fitch, Hollister, and Garage. Mr. Proud holds a Bachelor of Arts degree from The University of Georgia. The Company believes Mr. Proud is qualified to serve as a director of the Company because of his experience and background as an executive in cannabis and retail operations.

Justin Vu. Mr. Vu was appointed to serve as the Company's Interim Chief Financial Officer on April 5, 2024, and the Company's permanent Chief Financial Officer on January 6, 2025. Mr. Vu joined the Company as its Senior Vice President of Finance and Strategy and was in that role since early 2023 until he was appointed the Company's Interim Chief Financial Officer. Prior to joining iAnthus, Mr. Vu worked as a financial consultant, including time with Irwin Naturals, a mass market nutraceutical brand, where he facilitated Irwin’s initial public offering and entrance into the psychedelic mental health care space. Prior to that, Mr. Vu worked within the media and entertainment industry, most recently serving as Director of Global Finance at Warner Bros. Mr. Vu holds a Master of Business Administration degree from UCLA’s Anderson School of Management and a bachelor’s degree in business economics from the University of California, Santa Barbara. He is a Certified Public Accountant in the state of California.

Michelle Mathews-Spradlin. From 1993 until her retirement in 2011, Ms. Mathews-Spradlin worked at Microsoft Corporation (Nasdaq: MSFT) (“Microsoft”), where she served as Chief Marketing Officer and previously held several other key leadership positions. Prior to her employment with Microsoft, Ms. Mathews-Spradlin worked in the United Kingdom as a communications consultant for Microsoft from 1989 to 1993. She also held various roles at General Motors Co. from 1986 to 1989. As the CMO and SVP of Microsoft, Ms. Mathews-Spradlin oversaw the company’s global marketing function, including the household brands of Windows, Office, Xbox, Internet Explorer and Bing. Ms. Mathews-Spradlin led Microsoft’s consumer and business-to-business marketing to hundreds of millions of global customers. She was instrumental in driving the growth of Microsoft’s global business by building several of the world’s leading technology brands. As the most senior woman at Microsoft, she was also a strong advocate for female advancement and personally spearheaded the company’s network and mentoring program for female progression at the company. She retired from Microsoft in 2011, after 22 years. Ms. Mathews-Spradlin currently serves on the board of directors of The Wendy’s Company (Nasdaq: WEN) and in addition serves as a board member of several private companies, including Jacana Holdings Inc., The Bouqs Company and The Brand Tech Group (formerly known as You & Mr. Jones). She also previously served as a board member of Brandtech Group. She is also a digital advisory board member for Unilever PLC (NYSE: UL), a member of the board of trustees of the California Institute of Technology and a member of the executive board of the UCLA School of Theater, Film and Television. The Company believes Ms. Mathews-Spradlin is qualified to serve as a director of the Company because of her experience in senior leadership and C-suite positions.

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

Kenneth W. Gilbert. From October 2012 until his retirement in December 2017, Mr. Gilbert served as the Group Chief Marketing Officer of VOSS of Norway ASA (“VOSS”), a global manufacturer and marketer of premium bottled water. Prior to joining VOSS, Mr. Gilbert founded and served as the President of RazorFocus, a marketing consultant practice, from May 2005 to October 2012. Prior to that time, he served as President and Chief Operating Officer of UniWorld Group, Inc., a multicultural advertising agency in the U.S., from May 2003 to June 2004. From September 1995 to April 2001, Mr. Gilbert worked at Snapple Beverage Corporation (formerly Snapple Beverage Group, Inc.) (“Snapple”) as Senior Vice President and Chief Marketing Officer, where he led marketing efforts to revitalize the brand and assembled four company brands for successful disposition. Prior to his employment with Snapple, Mr. Gilbert served as Group Account Director at the Messner Vetere Berger Carey Schmetterer RSCG advertising agency from July 1991 to August 1995 and as Senior Vice President and Director of Client Services at UniWorld Group, Inc. from February 1989 to June 1991. Mr. Gilbert currently serves on the board of directors of The Wendy’s Company (Nasdaq: WEN) since being appointed in 2016. In his former roles as Chief Marketing Officer for VOSS and Snapple, Mr. Gilbert oversaw the company’s marketing function, administered multimillion-dollar budgets, directed internal marketing capabilities, and managed the company’s strategic worldwide brand development, expansion, and distribution. During those years he developed in-depth knowledge and expertise in strategic planning, innovative brand revitalization, risk management, advertising conceptualization and public relations, domestic and international operations, and human capital management. Mr. Gilbert also provides valuable and unique insights into consumer brand positioning strategies, new product development, digital and social media platforms and cultivation of brand recognition and value. The Company believes Mr. Gilbert is qualified to serve as a director of the Company because he possesses extensive experience in global brand management, marketing communications, advertising strategy and sustainability/ESG attributable to his overall professional background as a senior marketing executive in the consumer beverage industry.

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

Pursuant to the terms of the IRA, the audit committee shall be comprised of one nominee designated by each of the First Investor, the Second Investor and the Third Investor. As of December 31, 2024, our audit committee consisted of Scott Cohen, Michelle Mathews-Spradlin and Alexander Shoghi, with Scott Cohen serving as the chair. Our Board of Directors has determined that Scott Cohen qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, after reviewing the qualifications of the members of the audit committee and any relationships they may have with us that might affect their independence, the Board has determined that each of Scott Cohen, Michelle Mathews-Spradlin and Alexander Shoghi is independent.

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

Pursuant to the IRA, the nominating and corporate governance committee shall be comprised of such directors as the Board may determine. As of December 31, 2024, our nominating and corporate governance committee consisted of Alexander Shoghi, Kenneth Gilbert, and Scott Cohen, with Alexander Shoghi serving as the chair. After reviewing the qualifications of the members of the nominating and corporate governance committee and any relationships they may have with us that might affect their independence, the Board has determined that Scott Cohen, Alexander Shoghi, and Kenneth Gilbert are independent.

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

Pursuant to the IRA, the compensation committee of the Board shall be comprised of one nominee designated by the Second Investor together with such other directors as the Board may determine. As of December 31, 2024, our compensation committee consisted of Michelle Mathews-Spradlin as Chair, Alexander Shoghi and Kenneth Gilbert. Michelle Mathews-Spradlin, Alexander Shoghi, and Kenneth Gilbert are each a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

Our Board of Directors adopted a written charter for the compensation committee, which is available on our website at www.ianthus.com/team/board- committees.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2024, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2024.

•
Philippe Faraut, our former Chief Financial Officer, failed to report two transactions on time on a Form 4; and
•
Justin Vu, our Chief Financial Officer, failed to report one transaction on time on a Form 4.

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

Changes in Nominating Procedures

None.

Insider Trading Policy

The Company has adopted a Disclosure, Confidentiality and Insider Trading Policy, which governs, among other matters, the process and timing of the disclosure by the Company of material information, including those Company officials authorized to disclose such information, as well the purchase, sale and other dispositions of the Company’s securities by the Company’s directors, executive officers, significant shareholders and other insiders who regularly receive material information concerning the Company. We believe our Disclosure, Confidentiality and Insider Trading Policy is reasonably designed to promote, among other things, compliance with insider trading laws, rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2024 and 2023, the compensation awarded to, paid to, or earned by, our principal executive officer and two other most highly compensated executive officers. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus (1)		Stock Awards (3)	Option Awards	Nonqualified deferred compensation earnings	All other compensation		Total
Richard Proud	2024	$475,000	$532,000		$—					$1,007,000
Chief Executive Officer	2023	$219,231	$337,500	(2)	$3,310,138	—	—	—		$3,866,869
Justin Vu	2024	$115,000	168,000		$—	—	—	—		$283,000
Chief Financial Officer	2023	$128,269	$53,000		$180,000	—	—	—		$361,269
Philippe Faraut	2024	$82,065	—		$—			204,766	(5)	$286,831
Former Chief Financial Officer	2023	$302,916	$150,000		$600,000	—	—	—		$1,052,916
Robert Galvin	2024	$—	—		$306,470			356,901	(5)	$663,371
Former Interim Chief Executive Officer and Former Interim Chief Operating Officer	2023	$351,346	$225,000		$350,000	—	—	64,826	(4)	$991,172
Julius Kalcevich,	2024	$—	—		$—	—	—	—		$—
Former Chief Financial Officer	2023	$—	$—		$697,629	—	—	909,260	(4)	$1,606,889

(1)
Represents payments of discretionary bonuses for performance during the applicable years, which are discretionary payments as determined by the Board, and as further described below Discretionary Bonus Payments.
(2)
Represents a one-time cash signing bonus of $100,000, which has been paid, plus a guaranteed bonus of $237,500, which has also been paid.
(3)
Represents the aggregate grant date fair value of RSUs granted for the fiscal year ended December 31, 2024 and December 31, 2023 as determined in accordance with ASC Topic 718, rather than the amount paid to or realized by Robert Galvin, Philippe Faraut, Julius Kalcevich, Richard Proud or Justin Vu. Mr. Galvin’s 2022 RSU grant was promised to him in 2021 if the Recapitalization Transaction closed and was contingent on the closing of the Recapitalization Transaction. With respect to Mr. Galvin, the ASC Topic 718 amount of this grant may never be realized by him. See Note 10, “Share Capital” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2024 and December 31, 2023 included in this Form 10-K for more information regarding the Company’s accounting for share-based compensation plans.
(4)
For 2023, all other compensation for each of Julius Kalcevich and Robert Galvin includes the following in connection with payments received under the December Separation Agreement (as defined herein) and the October Separation Agreement (as defined herein), and in each case, for the fiscal year ended December 31, 2023:

Name	Separation Payment		Bonus	COBRA Premiums		Paid Time Off	Total of All Other Compensation
Julius Kalcevich	$905,503	(a)	—	$3,757	(a)	—	$909,260
Robert Galvin	—		—	$1,399		$63,427	$64,826

(a) The value of Mr. Kalcevich's separation payment and COBRA premiums were in CAD and converted to US for purposes of this filing using the exchange rate as of December 29, 2023 of 1.3226 CAD.

(5) For 2024, all other compensation for each Robert Galvin and Philippe Faraut includes the following in connection with payment received under the October Separation Agreement and Faraut Separation Agreement, respectively, in each case, for the fiscal year ended December 31, 2024:

Name	Separation Payment	Bonus	COBRA Premiums	Paid Time Off	Total of All Other Compensation
Philippe Faraut	$175,000	—	$7,266	$22,500	$204,766
Robert Galvin	$350,000	—	$6,901	$—	$356,901

Outstanding Equity Awards as of December 31, 2024

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2024.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (3)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(5)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Richard Proud Chief Executive Officer	—		—	—	—	—	132,141,243	(1)	$660,706	—	—
Justin Vu Chief Financial Officer							8,633,094	(2)	$43,165
Philippe Faraut, Former Chief Financial Officer	—		—	—	—	—	—		$—	—	—
Robert Galvin, Former Interim Chief Executive Officer and Former Interim Chief Operating Officer	3,938,678	(3)	—	—	US $ 0.051	47,674	—		$—	—	—
Julius Kalcevich, Former Chief Financial Officer	3,938,678	(4)	—	—	US $ 0.051	47,674	—		—	—	—

(1)
RSUs granted to Richard Proud on August 31, 2023, which will vest in equal annual installments on August 31, 2025 and August 31, 2026.
(2)
RSUs granted to Justin Vu on June 27, 2023, which will vest in equal annual installments on June 27, 2025 and June 27, 2026.
(3)
Replacement stock options granted to Robert Galvin on September 21, 2022, which vested in equal installments on July 10, 2021, July 10, 2022, and July 10, 2023
(4)
Replacement stock options granted to Julius Kalcevich on September 21, 2022, which fully vested in 2022.
(5)
Market value determined using the closing stock price of $0.005 per share on the last trading day the fiscal year on December 31, 2024.

Richard Proud Employment Agreement

We entered into an employment agreement with Richard Proud (the "Proud Employment Agreement") effective as of July 17, 2023, pursuant to which Mr. Proud currently serves as the Chief Executive Officer of the Company. Pursuant to the Proud Employment Agreement, Mr. Proud receives an annual base salary of $475,000. In addition, Mr. Proud is eligible to receive an annual bonus, with the target annual bonus being 100% of Mr. Proud's annual base salary. Mr. Proud's target annual bonus has a minimum of 0% and a maximum of 200%, based upon individual and/or corporate performance criteria established annually by the Board and Mr. Proud; provided, however, 50% of Mr. Proud's target annual bonus is guaranteed for Mr. Proud's first two years of employment. To be eligible to receive the target annual bonus, Mr. Proud must be employed on the bonus payment date.

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

Justin Vu Employment Agreement

On January 6, 2025, we entered into an employment agreement with Justin Vu (the “Vu Employment Agreement”), pursuant to which Mr. Vu currently serves as the Chief Financial Officer of the Company. Pursuant to the Vu Employment Agreement, Mr. Vu receives an annual base salary of $300,000. In addition, Mr. Vu is eligible to receive an annual bonus, with the target annual bonus being 50% of Mr. Vu's annual base salary. Mr. Vu's target annual bonus has a minimum of 0% and a maximum of 200%, based upon individual and/or corporate performance criteria established annually by the Board. To be eligible to receive the target annual bonus, Mr. Vu must be employed on the bonus payment date.

Mr. Vu also received a grant of RSUs with respect to the common shares of the Company on June 27, 2023, equal to $180,000.00. The grant of the RSUs to Mr. Vu are subject to the terms and conditions of the Company's Omnibus Incentive Plan and related equity award agreement. The RSUs will vest in three equal annual installments on the first three anniversaries of the date of grant of such RSUs, contingent on Mr. Vu remaining employed through each vesting date. The RSUs will immediately fully vest upon the consummation of a Change of Control (as defined in the Vu Employment Agreement). In addition, Mr. Vu will be entitled to receive personal time off benefits under Company’s policies and any other employee benefits pursuant to any benefit plans maintained by the Company in a manner consistent with other similarly situated employees of the Company. He will also be entitled to reimbursement of reasonable and necessary business-related expenses.

In the event of a Change of Control of the Company, either while Mr. Vu is employed or during the first 12 months after the Company terminates Mr. Vu's employment without Cause (as defined in the Vu Employment Agreement), or Mr. Vu resigns for Good Reason (as defined in the Vu Employment Agreement), then he shall be entitled to receive the following upon the consummation of the Change of Control: (i) a lump-sum cash payment equal to the sum of (A) Mr. Vu's then current base-salary for twelve (12) months and (B) the amount of any annual incentive bonus paid to Mr. Vu in the twelve (12) months preceding the consummation of a Change of Control of the Company and (ii) a fully vested grant of RSUs with an aggregate fair market value equal to $180,000.00, based on the closing public market price per share on the 30th day after the date of the Change of Control of the Company. In the event that the Company terminates Mr. Vu's employment due to his death or disability, all unvested and outstanding RSUs held by Mr. Vu shall be accelerated and become fully vested on the date of such termination. In the event that the Company terminates Mr. Vu's employment for any reason other than Cause, death or disability, or if Mr. Vu resigns for Good Reason, then he shall be entitled to receive the following: (i) to the extent unvested, all RSUs held by Mr. Vu shall be accelerated and become fully vested on the date of termination; (ii) payment, over a 12 month period, of continuing compensation equal to 6 months of his then base salary (provided that if such termination of employment is less than 180 days after a Change of Control of the Company, then Mr. Vu shall not be entitled to any such payment); and (iv) if Mr. Vu elects continuation coverage pursuant to COBRA under the Company’s group health plan, the Company shall pay Mr. Vu's COBRA premiums for such coverage until the earlier of (A) 12 months following the date of Mr. Vu's termination of employment, or (B) the date upon which Mr. Vu accepts new employment that offers him medical benefits. The foregoing severance benefits are subject to, among other things, Mr. Vu's execution and delivery of a general release of all claims in favor of the Companies and their affiliates and subsidiaries.

Separation and Release Agreement - Payments Upon Termination

Effective as of November 14, 2022, Julius Kalcevich, the Company’s Chief Financial Officer, resigned from his executive positions, including all positions with the Company’s subsidiaries and its affiliates. In connection with the resignation, on December 7, 2022 (the "Execution Date"), Mr. Kalcevich and the Company executed a separation agreement (the "December Separation Agreement"), pursuant to which, Mr. Kalcevich will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Kalcevich will receive total cash compensation in the amount of approximately $1.1 million, which is payable in equal installments of approximately $0.1 million per month over a period of 10 months following the Execution Date, which is now fully paid. Per the December Separation Agreement, Mr. Kalcevich was also issued a total of 27,930 RSUs with a fair value of $1.0 million, which became fully vested upon issuance. As of the Execution Date, all unvested outstanding stock options and RSUs previously issued to Mr. Kalcevich were accelerated.

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

Effective as of the Faraut Resignation Date, Philippe Faraut, the Company's then-Chief Financial Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Faraut and the Company executed the Faraut Separation Agreement, pursuant to which, Mr. Faraut received certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut received total cash compensation in the amount of approximately $0.2 million, which was payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, the Company will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut served in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 accelerated and fully vested upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of December 31, 2024, the total balance owed to Mr. Faraut is $Nil (December 31, 2023 - $Nil).

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

Pursuant to the Proud Employment Agreement, 50% of Mr. Proud's target annual bonus is guaranteed for 2024. The Board has not yet determined an additional amount, if any, of Mr. Proud's 2024 target annual bonus. The Board has not yet determined an amount, if any, of Mr. Vu's 2024 incentive bonus.

Regular Benefits

To the extent eligible under the applicable plans and programs, an executive and an executive’s family are entitled to participate in the Company’s medical, dental, and vision plans.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2024. Mr. Proud, who is an employee director, is not entitled to receive any additional compensation for his service as a member of our Board of Directors. We did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2024.

Name	Fees earned or paid in cash (s)		Stock Awards (1)		Total ($)
Michelle Mathews-Spradlin	$140,000	(2)	$165,000	(3)	$305,000
Kenneth Gilbert	$50,000	(4)	$165,000	(5)	$215,000
Scott Cohen	$70,000	(6)	$165,000	(7)	$235,000
Alexander Shoghi	—		$227,500	(8)	$227,500
John Paterson(9)	—		$—		$—

(1)
Amounts reported represent the aggregate grant date fair value for option awards granted in each respective year in accordance with ASC Topic 718, excluding the effect of forfeitures. See Note 10 “Share Capital” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2024 included in this Form 10-K for the year ended 2024 for more information regarding the Company’s accounting for share-based compensation plans. The amounts shown in the Director Compensation Table above do not represent the actual value realized by each Director.

RSUs Outstanding As of December 31, 2024
Michelle Mathews-Spradlin	39,875,000
Kenneth Gilbert	44,090,687
Scott Cohen	39,875,000
Alexander Shoghi	54,979,167
John Paterson(10)	—

(2)
Represents two of four installment payments for annual cash retainers totaling $140,000 ($50,000 annual retainer, $75,000 annual retainer as Chair of the Board and $15,000 retainer as Chair of the Compensation Committee).
(3)
On November 26, 2024, Michelle Mathews-Spradlin was issued 33,000,000 RSUs, valued at $165,000 based on the Company’s closing stock price on November 25, 2024, the date immediately preceding the grant, all of which vest on November 26, 2025.
(4)
Represents two of four installment payments for the annual cash retainer equal to $50,000.
(5)
On November 26, 2024, Kenneth Gilbert was issued 33,000,000 RSUs, valued at $165,000 based on the Company’s closing stock price on November 25, 2024, the date immediately preceding the grant, all of which vest on November 26, 2025.
(6)
Represents two of four installment payments for annual cash retainers totaling $70,000 ($50,000 annual retainer and $20,000 annual retainer as Chair of the Audit Committee)
(7)
On November 26, 2024, Scott Cohen was issued 33,000,000 RSUs, valued at $165,000 based on the Company’s closing stock price on November 25, 2024, the date immediately preceding the grant, all of which vest on November 26, 2025.
(8)
On November 26, 2024, Alexander Shoghi was issued 45,500,000 RSUs, valued at $227,500 based on the Company’s closing stock price on November 25, 2024, the date immediately preceding the grant, all of which vest on November 26, 2025. Mr. Shoghi elected to receive RSUs equal to, and in lieu of, the cash Board fees he otherwise would have been entitled, and accordingly, of the $227,500 in RSUs issued to Mr. Shoghi, $62,500 (or 12,500,000 RSUs) is attributable to Mr. Shoghi’s annual Board retainers ($50,000 annual retainer and $12,500 annual retainer as Chair of the Nominating and Corporate Governance Committee).
(9)
John Paterson resigned as a member of our Board on March 9, 2024.
(10)
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common shares as of March 21, 2025 by (i) each person known to beneficially own more than 5% of our outstanding common shares, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage (2)
Directors and Named Executive Officers:
Richard Proud	46,348,540	(3)	*
Justin Vu	2,762,631	(4)	*
Michelle Mathews-Spradlin	14,816,178	(5)	*
Scott Cohen	13,443,629	(6)	*
Kenneth Gilbert	1,960,785	(7)	*
Alexander Shoghi	18,924,885	(8)	*
All Executive Officers and Directors as a Group (6 persons)	98,256,648		*
5% or Greater Shareholders:
Parallax Master Fund, LP(9)	369,665,259		5.48%
Jason Adler(10)	2,598,704,326	(11)	38.52%
Hadron Healthcare and Consumer Special Opportunities Master
Fund(12)	357,116,254		5.29%
Senvest Management, LLC(13)	1,074,406,901	(14)	15.93%
Oasis Investments II Master Fund Ltd.(15)	1,279,055,833		18.96%

* Represents beneficial ownership of less than 1%.

(1)
Unless otherwise indicated, the address of each person is c/o iAnthus Capital Holdings, Inc., 214 King Street West, Suite 400, Toronto, Ontario M5H 3S6.
(2)
The calculation in this column is based upon 6,745,694,117 common shares outstanding on March 21, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Common shares that may be acquired by an individual or group within 60 days of March 21, 2025, pursuant to the exercise of options or warrants, vesting of common shares or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3)
Represents 46,348,540 common shares. Excludes 132,141,243 common shares underlying unvested restricted stock units.
(4)
Represents 2,762,631 common shares. Excludes 8,633,094 common shares underlying unvested restricted stock units.
(5)
Represents 14,816,178 common shares. Excludes 33,000,000 common shares underlying unvested restricted stock units.
(6)
Represents 13,443,629 common shares. Excludes 33,000,000 common shares underlying unvested restricted stock units.
(7)
Represents 1,960,785 common shares. Excludes 44,090,687 common shares underlying unvested restricted stock units.
(8)
Represents 18,924,885 common shares. Excludes 45,500,000 common shares underlying unvested restricted stock units.
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
(11)
Represents (i) 125,585,311 common shares held by Gotham Green Fund 1, L.P.; (ii) 502,419,744 common shares held by Gotham Green Fund 1(Q), L.P.; (iii) 61,824,757 common shares held by Gotham Green Fund II, L.P.; (iv) 359,610,209 common shares held by Gotham Green Fund II (Q), L.P.; (v) 934,167,928 common shares held by Gotham Green Credit Partners SPV 1, L.P.; and (vi) 615,096,377 common shares held by Gotham Green Partners SPV V, L.P.
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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	333,416,758	$0.05	1,002,262,230
Equity compensation plans not approved by security holder	—	—	—
Total	333,416,758		1,002,262,230

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2024 and December 31, 2023 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Gotham Green Partners, LLC (“GGP”) invested $14.7 million through the Interim Financing during the year ended December 31, 2020 and during the year ended December 31, 2021, GGP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund invested an aggregate of $5.5 million, $2.1 million, $2.5 million and $0.1 million, respectively, through the Senior Secured Bridge Notes. On the Closing Date, we closed the Recapitalization Transaction pursuant to which the outstanding principal amount of the Secured Notes (including the Interim Financing) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) June Secured Debentures and (C) June Unsecured Debentures and the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) June Unsecured Debentures. As a result of closing the Recapitalization Transaction, GGP and Parallax Master Fund, LP, were issued the June Secured Debentures in the principal amount of $84.4 million and $12.1 million, respectively, and 2,568,047,188 and 369,665,259 common shares, respectively. In addition, we issued June Unsecured Debentures as follows: $4.2 million to GGP, $0.6 million to Parallax Master Fund, LP, $1.3 million to Hi-Med, $5.3 million to Senvest Master Fund, LP, $6.3 million to Oasis Investments II Master Fund LTD and $2.3 million to Hadron Healthcare and Consumer Special Opportunities Master Fund, respectively. We also issued GGP, Parallax Master Fund, LP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund 2,568,047,188, 369,665,259, 936,189,371, 1,265,120,771 and 455,443,478 common shares, respectively. Further during the year ended December 31, 2022, GGP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund invested aggregate of $12.5 million, $4.8 million, $5.7 million and $2.0 million, respectively, which were evidenced through the issuance of Additional Secured Debentures. As of December 31, 2024, the outstanding principal balance of the June Secured Debentures and Additional Secured Debentures were $122.1 million and $30.6 million, respectively (December 31, 2023 — $112.7 million and $28.2 million, respectively). The outstanding principal balance of the June Unsecured Debentures as of December 31, 2024 was $24.4 million (December 31, 2023 — $22.6 million). As of December 31, 2024, the outstanding principal balance on the Senior Secured Bridge Notes was $16.0 million (December 31, 2023—$15.6 million).

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including GGP, Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). The Company had until December 31, 2022 to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest began accruing on the Deferred Professional Fees at the rate of 20% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2024, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $9.2 million (December 31, 2023 – $8.0 million).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

	2024	2023
Audit Fees	$1,068,955	$1,305,060
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,068,955	$1,305,060

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

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2024 and 2023 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)
Financial Statements:

The consolidated financial statements required by this Item are included beginning at page 69.

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

10.3+	Employment Agreement between the Company and Richard C. Proud (Incorporated by reference to Exhibit 10.1 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on August 14, 2023)
10.4	Form of Warrant for March and May 2019 Private Placements (Incorporated by reference to Exhibit 10.8 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.5	Form of Warrant for May 2018 and September and December 2019 Private Placements (Incorporated by reference to Exhibit 10.9 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.6	Form of Warrant for MPX Private Placement dated January 19, 2017 (Incorporated by reference to Exhibit 10.10 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.7	Form of Warrant for MPX October 2017 and January 2020 Private Placements (Incorporated by reference to Exhibit 10.11 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.8	Form of Warrant for MPX Private Placement dated March 2, 2018 (Incorporated by reference to Exhibit 10.12 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.9	Form of Warrant for MPX Private Placement dated December 20, 2018 (Incorporated by reference to Exhibit 10.13 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.10	Form of Warrant for MPX June 2018 and January 2019 Private Placements (Incorporated by reference to Exhibit 10.14 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)

10.11	Form of Warrant for MPX Private Placement dated January 4, 2019 (Incorporated by reference to Exhibit 10.15 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.12	Form of Warrant for MPX Private Placement dated January 17, 2018 (Incorporated by reference to Exhibit 10.16 to iAnthus’ Form 10 filed with the SEC on December 8, 2020)
10.13+

Separation Agreement and General Release by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated April 28, 2022 (Incorporated by reference to Exhibit 10.1 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.14+

Consulting Services Agreement by and among the Company, iAnthus Capital Management, LLC and Randy Maslow dated May 6, 2022 (Incorporated by reference to Exhibit 10.2 to iAnthus’ Quarterly Report on Form 10-Q filed with the SEC on May 12, 2022)

10.15#

Third Amended and Restated Secured Debenture Purchase Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC, the other Credit Parties party thereto, Gotham Green Admin 1, LLC, as Collateral Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.16†#

Unsecured Debenture Agreement dated June 24, 2022 by and among the Company, as guarantor, iAnthus Capital Management, LLC and the holders of all of the Company’s 8% unsecured debentures (Incorporated by reference to Exhibit 10.2 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.17	Form of 8.0% Senior Secured Debenture (Incorporated by reference to Exhibit 10.3 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)
10.18	Form of 8.0% Senior Unsecured Debenture (Incorporated by reference to Exhibit 10.4 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)
10.19#

Registration Rights Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC and certain holders (Incorporated by reference to Exhibit 10.5 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.20#

Investor Rights Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC and certain investors (Incorporated by reference to Exhibit 10.6 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.21+

Third Amendment to the Senior Secured Bridge Notes between iAnthus New Jersey, LLC and the holders hereto dated February 16, 2024 (Incorporated by reference to Exhibit 10.27 to iAnthus’ Form 10 filed with the SEC on March 28, 2024)

10.22+*	Employment Agreement by and between iAnthus Capital Management, LLC, including iAnthus Capital Holdings, Inc. and all of its subsidiaries, and Justin Vu dated January 6, 2025
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to iAnthus’ Annual Report on Form 10-K filed with the SEC on April 1, 2021)
19.1*	Insider Trading Policy
21.1*	Subsidiaries
23.1*	Consent of PKF O’Connor Davies, LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the interactive Data File as its XBRL tags are embedded within the inline XBRL document
101. SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March, 2025.

IANTHUS CAPITAL HOLDINGS, INC.

/s/ Richard Proud
Richard Proud
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Proud	Chief Executive Officer	March 24, 2025
Richard Proud	(Principal Executive Officer)

/s/ Justin Vu	Chief Financial Officer	March 24, 2025
Justin Vu	(Principal Financial and Accounting Officer)

/s/ Michelle Mathews-Spradlin	Chair of the Board	March 24, 2025
Michelle Mathews-Spradlin

/s/ Scott Cohen	Director	March 24, 2025
Scott Cohen

/s/ Kenneth Gilbert	Director	March 24, 2025
Kenneth Gilbert

/s/ Alexander Shoghi	Director	March 24, 2025
Alexander Shoghi