Form 10-Q
period 2025-03-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2025-05-12
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of common shares outstanding as of May 5, 2025 was 6,735,929,933.

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	March 31,	December 31,
	2025 (Unaudited)	2024 (Audited)
Assets
Cash	$24,240	$18,543
Restricted cash	823	556
Accounts receivable, net of allowance for credit losses of $436 (December 31, 2024 - $828)	9,958	5,537
Prepaid expenses	3,502	2,321
Inventories, net	19,316	22,466
Other current assets	5,176	1,643
Assets classified as held for sale	—	23,572
Current Assets	63,015	74,638
Investments	842	863
Property, plant and equipment, net	90,441	87,488
Operating lease right-of-use assets, net	25,009	24,012
Other long-term assets	16,313	5,032
Intangible assets, net	70,592	72,862
Goodwill	6,314	6,148
Total Assets	$272,526	$271,043
Liabilities and Shareholders' (Deficit)
Accounts payable	$11,242	$12,831
Accrued and other current liabilities	47,917	53,516
Current portion of long-term debt, net of issuance costs	11,901	65
Current portion of operating lease liabilities	6,769	6,534
Liabilities classified as held for sale	—	2,347
Current Liabilities	77,829	75,293
Contingent consideration payable	3,109	3,127
Long-term debt, net of issuance costs	171,215	182,262
Long-term portion of operating lease liabilities	22,450	21,599
Other non-current liabilities	174	—
Uncertain tax position liabilities	57,375	54,304
Total Liabilities	$332,152	$336,585
Commitments (Refer to Note 10)
Shareholders' (Deficit)

Common shares - no par value. Authorized - unlimited number. 6,745,694 - issued and outstanding (December 31, 2024 - 6,678,395 - issued and outstanding)	—	—
Additional paid-in capital	1,270,504	1,269,738
Accumulated deficit	(1,330,130)	(1,335,280)
Total Shareholders' (Deficit)	$(59,626)	$(65,542)
Total Liabilities and Shareholders' (Deficit)	$272,526	$271,043

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2025	2024
		(Adjusted)
Revenues, net of discounts	$38,121	$41,564
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(19,243)	(24,363)
Gross profit	18,878	17,201

Operating expenses
Selling, general and administrative expenses	16,818	15,884
Depreciation and amortization	4,219	5,883
(Recoveries), write-downs and other charges, net	(149)	397
Total operating expenses	20,888	22,164

Loss from operations	(2,010)	(4,963)

Interest and other income	16,574	652
Interest expense	(4,212)	(4,152)
Accretion expense	(1,189)	(1,072)
Loss on debt extinguishment	—	(114)
Gains/(losses) from changes in fair value of financial instruments	(4)	7
Income (loss) before income taxes	9,159	(9,642)

Income tax expense	4,009	4,356
Net income (loss)	$5,150	$(13,998)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	6,737,540	6,573,595

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(In thousands of U.S. dollars or shares)

	Three Months Ended March 31, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders' (Deficit)
Balance – January 1, 2025	6,678,395	$1,269,738	$(1,335,280)	$(65,542)
Share-based compensation	26,661	521	—	521
Share settlement for taxes paid related to restricted stock units	(1,029)	(5)	—	(5)
Shares issued for Cheetah Acquisition (as defined below)	41,667	250	—	250
Net income	—	—	5,150	5,150
Balance – March 31, 2025	6,745,694	$1,270,504	$(1,330,130)	$(59,626)

	Three Months Ended March 31, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – January 1, 2024	6,510,527	$1,265,978	$(1,327,644)	$(61,666)
Share-based compensation	25,461	434	—	434
Shares settlement for taxes paid related to restricted stock units	(2,300)	(46)	—	(46)
Shares issued for legal settlement - (Refer to Note 6)	20,000	320	—	320
Shares issued for 2024 NJ Amendment	61,314	1,581	—	1,581
Net loss	—	—	(13,998)	(13,998)
Balance – March 31, 2024	6,615,002	$1,268,267	$(1,341,642)	$(73,375)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
		(Adjusted)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$5,150	$(13,998)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Interest income	—	(1)
Interest expense	4,212	4,152
Accretion expense	1,189	1,072
Depreciation and amortization	4,709	6,371
(Recoveries), write-downs and other charges, net (Refer to Note 13)	(149)	397
Gains from deconsolidation of subsidiaries	(12,085)	—
Inventory reserve	(110)	(24)
Share-based compensation	521	434
(Gains)/losses from changes in fair value of financial instruments	4	(7)
Loss on debt extinguishment	—	114
Loss on equity method investments	17	62
Change in operating assets and liabilities (Refer to Note 13)	(337)	2,935
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$3,121	$1,507
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,776)	(878)
Acquisition of other intangible assets	(126)	(16)
Cash impact from acquisitions	(100)	—
Proceeds from sale of subsidiaries	15,814	—
Repayments of notes receivable	295	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$11,107	$(894)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment	(8,259)	(14)
Taxes paid related to net share settlement of restricted stock units	(5)	(46)
NET CASH USED IN FINANCING ACTIVITIES	$(8,264)	$(60)

CASH AND RESTRICTED CASH
NET INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	5,964	553
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	19,099	13,175
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$25,063	$13,728

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

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 24, 2025. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported on the unaudited interim condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2025, or any other period.

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three months ended March 31, 2025, the Company reported net income of $5.2 million, operating cash flows of $3.1 million, a working capital deficiency of $14.8 million, and an accumulated deficit of $1,330.1 million as of March 31, 2025.

As part of management's plans to drive sustainable growth, the Company has completed the divestment of certain assets (See Item 2. - Dispositions" covered by this interim report on Form 10-Q for additional information) to optimize its portfolio, strengthen its balance sheet and focus on key markets with the greatest growth potential. The Company plans on redirecting resources obtained from these divestments to its growth initiatives in Florida, Maryland, New Jersey, Massachusetts and New York, while still maintaining a retail presence in Arizona with one dispensary in Mesa, Arizona, as well as reduce its outstanding debt obligations.

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

Significant estimates made by management include, but are not limited to: economic lives of leased assets; inputs used in the valuation of inventory; allowances for expected credit losses of accounts receivable, provisions for inventory obsolescence; impairment assessment of long-lived assets; depreciable lives of property, plant and equipment; useful lives of intangible assets; accruals for contingencies including tax contingencies; valuation allowances for deferred income tax assets; estimates of fair value of identifiable assets and liabilities acquired in business combinations; estimates of fair value of derivative instruments; and estimates of the fair value of stock-based payment awards.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(g) Recently Issued FASB Accounting Standard Updates

In March 2024, the FASB issued ASU 2024-02, Codification Improvements. Public entities must adopt the amendments for annual periods beginning after December 15, 2024. The standard removes outdated glossary references, streamlining Codification content. The Company is has concluded immaterial changes as a result of this amendment.

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

In March 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation, requiring public business entities to disaggregate certain expense categories in the income statement or notes. The amendments are effective for annual periods beginning after December 15, 2026, and the Company is evaluating the impact of adoption.

The Company does not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial statements.

(h) Change in Accounting Estimate

Upon adoption of Accounting Standards Codification ("ASC") Topic 330 “Inventory”, the Company elected to follow an accounting policy related to inventory to be valued at the lower of cost, determined on a weighted average cost basis, and net realizable value.

Effective January 1, 2025, the Company will estimate the value of its inventory under standard costing which approximates weighted average cost. It is noted that inventory will continue to be carried at the lesser of cost and net realizable value and that both approaches continue to use full absorption costing to allocate all direct and indirect overhead into the valuation inventory. However, using predetermined standard costs offers consistency and accuracy in inventory valuation and offers better analysis of variances between standard and actual costs. The predetermined costs are reviewed and updated on a periodic basis to determine whether variances reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.

The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change in estimate did not have any material impact on the Company’s unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2025. The Company expects this change in accounting estimate to remain immaterial in future periods.

(i) Change in Accounting Policy

Upon adoption of ASC Topic 740-10 “Income Taxes” (Topic 740-10), the Company elected to follow an accounting policy to classify interest and penalties related to accrued income taxes under "selling, general and administrative expenses". During the three months ended March 31, 2024, the Company elected to classify interest and penalties related to income tax liabilities, when applicable, as part of “income tax expense”.

The change in classification is considered preferable as it i) aligns with how the Company manages its ongoing tax obligations, ii) provides more transparent reporting of expenses by classifying taxes distinct from expenses incurred as a result of the Company’s core business activities, and iii) enhances the comparability of these financial statements with those within the industry.

In accordance with ASC Topic 250-10 "Accounting Changes and Error Corrections", the periods presented below have been retrospectively adjusted to reflect the changes to income tax expense and selling, general, and administrative expenses. The effect of the adjustment on the line items within the Company’s unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2024 is as follows:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Prior Year's Line item	Three Months Ended March 31, 2024
	As Previously Restated	Amount Adjusted	As Adjusted

Selling, general and administrative expenses	$17,518	$(1,634)	$15,884
Income tax expense	$2,722	$1,634	$4,356

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

Maturities of lease liabilities for operating leases as of March 31, 2025, were as follows:

Operating Leases
2026	$6,769
2027	6,588
2028	6,370
2029	6,392
2030	6,037
Thereafter	33,230
Total lease payments	$65,386
Less: interest expense	(36,167)
Present value of lease liabilities	$29,219
Weighted-average remaining lease term (years)	9.4
Weighted-average discount rate	19%

For the three months ended March 31, 2025, the Company recorded operating lease expenses of $1.9 million (March 31, 2024 – $2.2 million), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three months ended March 31, 2025, the Company recorded sublease income of $0.3 million (March 31, 2024 – $0.2 million), which is included in interest and other income on the unaudited interim condensed consolidated statements of operations.

Operating cash flows from operating leases for the three months ended March 31, 2025 was $1.6 million (March 31, 2024 - $1.9 million).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Information	Classification	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	Operating leases	$25,009	$24,012
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$6,769	$6,534
Long-term portion of operating lease liabilities	Operating leases	22,450	21,599
Total		$29,219	$28,133

Note 3 - Inventories, net

Inventories are comprised of the following items:

	March 31, 2025	December 31, 2024
Supplies	$5,753	$4,134
Raw materials	3,329	3,815
Work in process	3,284	5,194
Finished goods	7,086	9,570
Inventory reserve	(136)	(247)
Total	$19,316	$22,466

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three months ended March 31, 2025 and 2024, the Company recorded $Nil and $Nil respectively, related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

The Company had implemented a change in accounting estimate with respect to the valuation of inventory. Refer to Note 1(h) for further details.

Note 4 - Acquisitions

Cheetah Acquisition

On December 30, 2024, the Company entered into an Asset Purchase Agreement (the "Cheetah Purchase Agreement") with Cheetah Enterprises, Inc. (the "Cheetah Seller"), pursuant to which, the Company acquired substantially all the assets related to the Cheetah Seller's wholesale business, including the manufacture, marketing, and sale of cannabis distillate vaporize products in the states of Illinois and Pennsylvania under the "Cheetah" brand (the "Brand"), but excluding certain excluded assets (the "Cheetah Purchased Assets") together with certain assumed liabilities related to the Cheetah Purchased Assets (the "Cheetah Acquisition"). The purchase price (the "Purchase Price") for the Cheetah Purchased Assets is approximately $3.5 million, and includes (i) common shares at an aggregate deemed value of approximately $1.5 million, which the Company recorded at a fair value on acquisition of $1.2 million, to be issued in three (3) tranches; (ii) upon the completion of certain performance benchmarks (if the Brand does not meet the performance benchmark by the payment date, such payment date will be delayed until the later of (x) thirty (30) days or (y) until such time the Brand achieves the applicable performance benchmark; provided, the full cash consideration shall not be delayed more than twenty-four (24) months after closing);and (iii) additional consideration based on EBITDA generated by the Brand (the "Earn-Out") over the next three years which is payable annually in cash, with the final payment due on or before April 1, 2028.

The Company has determined that the Cheetah Acquisition is a business combination under ASC 805 whereby the total consideration is recorded by allocating the purchase consideration to the net assets and liabilities acquired based on their estimated fair values at the acquisition date. The Company is still in the process of finalizing the valuation of the intangible assets acquired from the Cheetah Acquisition. Once finalized, the excess of the purchase consideration for the Cheetah Acquisition over the fair value of the net assets acquired will be recorded to goodwill.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for the Cheetah Acquisition as of March 31, 2025:

Consideration:
Cash consideration - paid	$775
Cash consideration - accrued	1,325
Common stock - issued	250
Common stock - issuable	1,000
Additional earn-out consideration	3,109
Fair value of consideration	$6,459

Estimated fair values of net assets acquired and liabilities assumed:
Cash	$45
Receivables and prepaid assets	340
Inventory	106
Operating lease right-of-use assets, net	42
Accounts payable	(301)
Accrued and other current liabilities	(87)
Deferred tax liabilities	—
Net assets acquired	$145

Goodwill and intangible assets	$6,314

During the three months ended March 31, 2025, preliminary acquisition date values compared to the preliminary values recorded at acquisition date changed as follows:

	Preliminary allocation at acquisition	Adjustments	As adjusted
Cash consideration - paid	$675	$100	$775
Common stock - issued	—	250	250
Common stock - issuable	1,167	(167)	1,000
Additional earn-out consideration	3,127	(18)	3,109
Goodwill and intangible assets	6,149	165	6,314

Total purchase consideration includes additional Earn-Out that had a fair value of $3.1 million as of the acquisition date. The acquisition date fair value of the Earn-Out was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The Earn-Out is comprised of certain EBITDA targets to be achieved by the Brand and is paid annually in cash, commencing April 1, 2026 for the preceding fiscal year. Any remeasurement of the Earn-Out during the finalization of the Purchase Price allocation will be included in the determination of goodwill recognized from the Cheetah Acquisition. Subsequent to finalizing the Purchase Price allocation, the fair value of the Earn-Out will be remeasured at the end of each reporting period with any gains or losses recognized in selling, general, and administrative expenses within the unaudited interim condensed consolidated statement of operations. Refer to Note 9 for further discussion on contingent consideration.

Acquisition-related costs are recorded within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations. The Company recorded no acquisition-related costs during the three months ended March 31, 2025 and 2024.

Pro forma financial information is not disclosed as the results are not material to the Company’s consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 5 - Long-Term Debt

The following table summarizes long term debt outstanding as of March 31, 2025:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2025	$14,968	$114,298	$30,615	$21,750	$696	$182,327
Paid-in-kind interest	—	2,443	612	490	—	3,545
Accretion of balance	182	752	—	255	—	1,189
Debt extinguishment	—	—	—	—	(686)	(686)
Debt repayment	(3,249)	—	—	—	(10)	(3,259)
As of March 31, 2025	$11,901	$117,493	$31,227	$22,495	$—	$183,116

As of March 31, 2025, the total and unamortized debt discount costs were $21.9 million and $10.2 million, respectively (December 31, 2024— $21.9 million and $11.4 million, respectively).

As of March 31, 2025, the total interest paid on both current and long-term debt was $0.5 million (December 31, 2024 - $1.5 million).

(a) iAnthus New Jersey, LLC Senior Secured Bridge Notes

On February 2, 2021, iAnthus New Jersey, LLC ("INJ") issued an aggregate of $11.0 million of senior secured bridge notes("Senior Secured Bridge Notes") which initially matured on the earlier of (i) February 2, 2023, (ii) the date on which the Company closes a Qualified Financing (as defined below) and (iii) such earlier date that the principal amount may become due and payable pursuant to the terms of such notes. The Senior Secured Bridge Notes initially accrued interest at a rate of 14.0% per annum, decreasing to 8.0% upon the closing of the Recapitalization Transaction (increasing to 25.0% per annum in the event of default). “Qualified Financing” means a transaction or series of related transactions resulting in net proceeds to the ICH of not less than $10 million from the subscription of the ICH's securities, including, but not limited to, a private placement or rights offering.

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

On February 2, 2024, in order to facilitate the 2024 NJ Amendment (as defined below), the parties agreed to a short-term extension of the maturity date from February 2, 2024 to February 16, 2024. On February 16, 2024, ICH and INJ entered into another amendment (the"2024 NJ Amendment") to the Senior Secured Bridge Notes. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remained at 12% per annum, but the interest accruing after February 16, 2024 will be payable in quarterly cash payments (the first interest payment being on May 16, 2024). In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of ICH's common shares at a price per share equal to the volume-weighted average trading price of ICH's common shares on the CSE for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, ICH and INJ agreed to utilize twenty-five percent (25%) of Non-Operational Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, "Non-Operational Cash Receipts" means cash ICH received which is not derived from the sale of cannabis products in the ordinary course of business of ICH, whether through retail, wholesale or otherwise. As of March 31, 2025, a total amount of $3.2 million (December 31, 2024 - $Nil) has been paid from Non-Operational Receipts.

In accordance with debt extinguishment accounting guidance outlined in ASC 470, the terms of the Senior Secured Bridge Notes were materially modified pursuant to both the Amendment and 2024 NJ Amendment and as such, for the three months ended March 31, 2025 and 2024, the Company recorded a loss on debt extinguishment of $Nil and $0.1 million, respectively, on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the carrying value of $14.3 million.

For the three months ended March 31, 2025, interest expense of $0.4 million (March 31, 2024 - $0.5 million), and accretion expense of $0.2 million (March 31, 2024 - $0.1 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of March 31, 2025. The Senior Secured Bridge Notes mature on February 16, 2026 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three months ended March 31, 2025, interest expense of $2.4 million (March 31, 2024 - $2.3 million), and accretion expense of $0.8 million (March 31, 2024 - $0.7 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of March 31, 2025. The June Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three months ended March 31, 2025, interest expense of $0.5 million (March 31, 2024 - $0.5 million), and accretion expense of $0.3 million (March 31, 2024 - $0.2 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of March 31, 2025. The June Unsecured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three months ended March 31, 2025, interest expense of $0.6 million (March 31, 2024— $0.6 million), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of March 31, 2025. The Additional Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the three months ended March 31, 2025:

•
On January 9, 2025, the Company issued common shares totaling 41,667 with respect to the Cheetah Acquisition (Refer to Note 4).
•
On January 14, 2025, the Company issued 26,661 common shares for vested restricted stock units (“RSUs”). The Company withheld 1,029 common shares to satisfy employees’ tax obligations of less than $0.1 million.

The following is a summary of the common share issuances for the three months ended March 31, 2024:

•
On January 2, 2024, the Company issued common shares totaling 20,000 for the Hi-Med Settlement Agreement (Refer to Note 11).
•
On January 5, 2024, the Company issued 23,461 common shares for vested RSUs. The Company withheld 2,300 common shares to satisfy employees’ tax obligations of less than $0.1 million.
•
On February 2, 2024, the Company issued common shares totaling 2,000 for vested RSUs.
•
On February 27, 2024, the Company issued 61,314 common shares to the holders of the Senior Secured Bridge Notes to satisfy the amendment fee pertaining to the 2024 NJ Amendment.
(b)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Common share options	7,877	7,877
Restricted stock units	298,878	325,539
Total	306,755	333,416
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

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense is presented within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations. The Company recorded no share-based compensation expense related to stock options for the three months ended March 31, 2025 and 2024.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes certain information in respect of option activity during the period:

	Three Months Ended March 31, 2025			Year Ended December 31, 2024
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	5.53	7,877	$0.05	6.78
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	5.28	7,877	$0.05	5.53

(1)
As of March 31, 2025, 7,877 of the stock options outstanding were exercisable (December 31, 2024 - 7,877).

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following assumptions:

The expected volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that options granted are expected to be outstanding. In accordance with Staff Accounting Bulletin ("SAB") Topic 14, the Company uses the simplified method for estimating the expected term. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14. The risk-free rate was based on the United States bond yield rate at the time of grant of the award. Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

There was no stock option activity for the three months ended March 31, 2025 and the year ended December 31, 2024.

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

There was no RSUs awarded during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company recognized $0.5 million of share-based compensation expense associated with the RSUs (March 31, 2024—$0.4 million). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

As of March 31, 2025, there was approximately $2.2 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.2 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Three Months Ended March 31, 2025		Year Ended December 31, 2024
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	298,877	$0.01	315,668	$0.02
Granted	—	—	144,500	0.01
Vested	(212)	0.07	(126,957)	0.02
Forfeited	—	—	(34,334)	0.02
Unvested balance, ending	298,665	$0.01	298,877	$0.01

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
		(Adjusted)
Income (loss) before income taxes	$9,159	$(9,642)
Income tax expense	4,009	4,356
Effective tax rate	43.8%	-45.2%

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

As of March 31, 2025, the Company has $57.4 million of reserves for unrecognized tax positions included as part of long-term liabilities, that, if recognized, would impact the effective tax rate. The reserves were established primarily due to the legal interpretations that challenge the Company's tax liability under IRC Section 280E. The Company has applied the legal interpretation of IRC Section 280E to certain amended returns filed during this fiscal year for the tax years ending December 31, 2020, 2021 and 2022, as well as to future tax filings. The Company had unrecognized tax benefits of $3.1 million for the three months ended March 31, 2025 (March 31, 2024 - $5.2 million). The Company records interest and penalties related to unrecognized tax benefits within the provision for income taxes.

The Internal Revenue Service filed Notices of Federal Tax Liens against certain subsidiaries of the Company in the aggregate amount of approximately $17.2 million and $24.4 million for the years ended December 31, 2020 and 2021, respectively. The Company is actively working to resolve these matters with the Internal Revenue Service.

Note 8 - Segment Information

The below table presents results by segment for the three months ended March 31, 2025 and 2024:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Three Months Ended March 31,
	2025	2024
		(Adjusted)
Revenues, net of discounts
Eastern Region(1)	$33,341	$30,226
Western Region(2)	4,779	11,338
Total	$38,121	$41,564
Gross profit
Eastern Region	$16,903	$13,356
Western Region	1,975	3,845
Total	$18,878	$17,201
Operating expenses:
Selling, general and administrative expenses
Eastern Region	9,960	8,797
Western Region	1,408	2,301
Other	5,450	4,786
Total	16,818	15,884
Depreciation and amortization
Eastern Region	$3,566	$4,007
Western Region	540	1,758
Other	113	118
Total	$4,219	$5,883
(Recoveries), write-downs and other charges, net
Eastern Region	$(186)	$16
Western Region	—	61
Other	38	320
Total	$(149)	$397
Income (loss) from operations
Eastern Region	$3,563	$537
Western Region	27	(276)
Other	(5,600)	(5,224)
Total	$(2,010)	$(4,963)
Other income and expenses, net:
Eastern Region	$4,381	$(189)
Western Region	28,286	41
Other	(21,498)	(4,531)
Total	$11,169	$(4,679)
Income tax expense
Eastern Region	$1,507	$1,329
Western Region	287	400
Other	2,215	2,627
Total	$4,009	$4,356
Net income (loss)
Eastern Region	$6,159	$(981)
Western Region	28,025	(635)
Other	(29,034)	(12,382)
Total	$5,150	$(13,998)

(1)
Eastern region includes revenue from the sale of our new Cheetah brand of products in Illinois and Pennsylvania.
(2)
Western region no longer includes Nevada operations as results were deconsolidated as of June 24, 2024.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental segment disclosures:
	Three Months Ended March 31,
	2025	2024
Purchase of property, plant and equipment
Eastern Region	$4,518	$833
Western Region	6	39
Other	252	6
Total	$4,776	$878
Purchase of other intangible assets
Other	126	16
Total	$126	$16

	As of March 31,	As of December 31,
	2025	2024
Assets
Eastern Region	$220,527	$212,007
Western Region	24,184	40,124
Other	27,815	18,912
Total	$272,526	$271,043

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues. For the three months ended March 31, 2025 and 2024, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.

Geographic Information

As of March 31, 2025 and 2024, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the three months ended March 31, 2025 and 2024, the Company disaggregated its revenues as follows:

	Three Months Ended March 31,
	2025	2024
Revenues, net of discounts
iAnthus branded products	$17,514	$21,201
Third party branded products	15,792	15,868
Wholesale/bulk/other products	4,815	4,495
Total	$38,121	$41,564

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of March 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments	$6	$—	$836	$842	$10	$—	$853	$863

Financial liabilities
Contingent consideration payable	$—	$—	$3,109	$3,109	$—	$—	$3,127	$3,127

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three months ended March 31, 2025 and 2024.

The Company’s investment in 4Front Venture Corp. as of March 31, 2025 and December 31, 2024, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data available.

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

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2024	$10	$125	$728
Additions	—	—	—
Revaluations	(4)	—	—
Loss on equity method investments	—	—	(17)
Balance as of March 31, 2025	$6	$125	$711

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the changes in the Company's Level 3 financial liabilities:

Financial Liabilities
Contingent Consideration Payable

Balance as of December 31, 2024	$3,127
Consideration paid	—
Revaluations	(18)
Balance as of March 31, 2025	$3,109

The Company’s contingent consideration payable relates to the additional Earn-Out to be paid as part of the Cheetah Acquisition and is categorized as a Level 3 financial instrument within the fair value hierarchy, as specific valuation techniques using unobservable inputs is required. The Company is using a probability-weighted average scenario approach in assigning probabilities across multiple outcomes of the potential EBITDA earned from Cheetah which forms the basis of the Earn-Out. These assumptions include financial forecasts, discount rates, and growth expectations. As of March 31, 2025, the discount rate applied was the Company's incremental borrowing rate of 14.2% and growth expectations on potential EBITDA earned from Cheetah were in the range of 574% to 1,697% in 2025, 98% to 163% in 2026, and 41 to 118% in 2027. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value:

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$22,495	$21,152	$21,750	$20,142
June Secured Debentures	148,720	139,947	144,913	134,096
Secured Notes	11,901	12,233	14,968	15,223
Other	—	—	696	687
Total	$183,116	$173,332	$182,327	$170,148

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

The following table summarizes the Company’s contractual obligations and commitments as of March 31, 2025:

	2026	2027	2028	2029	2030
Operating leases	$6,769	$6,588	$6,370	$6,392	$6,037
Service and other contracts	1,877	53	158	—	—
Long-term debt	14,330	—	216,298	97	111
Consideration to be paid from acquisitions	2,325	607	2,502	—	—
Total	$25,301	$7,248	$225,328	$6,489	$6,148

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Price will be paid in installments pursuant to two promissory notes as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. As security for payments under the notes, Mayflower executed a security agreement, granting it a first priority lien on the Purchased Assets. The proceeds from the Cash Closing Payment was used by the Company to satisfy certain federal tax obligations. The Company recognized a gain on disposal of $2.6 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed as of the MA Closing Date, which was presented in "recoveries, write-downs and other charges, net" on the consolidated statements of operations for the year ended December 31, 2024.

On February 23, 2024, the Company's wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated, third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer, including GMNV's co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada, its adult-use dispensary in Las Vegas, Nevada, and its two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). After closing adjustments, the aggregate proceeds to be received from the sale are $5.9 million (the "Purchase Price"). Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement ("NV Closing") and the remaining balance of the Purchase Price is to be paid on a quarterly basis, beginning six months after the NV Closing, over 36 months with interest accruing at 8% per annum.

On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, which was approved by the NV CCB and became effective as of June 24, 2024 (the “NV Management Agreement Effective Date”). As of the NV Management Agreement Effective Date, all operational control of GMNV was transferred to the Manager and the Company determined that it no longer had a controlling financial interest as of the NV Management Agreement Effective Date. The Company recognized an initial gain of $2.1 million, which was the carrying value of the net liabilities disposed from deconsolidation on the NV Management Agreement Effective Date, which was presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2024.

The NV Closing was subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On March 20, 2025, the Company received approval from the NV CCB for the NV Purchase Agreement and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, the Company received $3.5 million in cash of the Purchase Price, while the remainder is paid through quarterly repayments by way of a promissory note issued by the NV Buyer. Accordingly, the Company recognized a gain of $5.7 million, which is the aggregate fair value of the consideration to be received from the Buyer, which is presented within "interest and other income" on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2025.

On February 6, 2025, the Company entered into definitive agreements (the "AZ Purchase Agreements") with an unaffiliated third-party buyer (the "AZ Buyer"), pursuant to which the Company agreed to sell three dispensaries and two processing/cultivation facilities in Arizona for aggregate consideration of approximately $36.5 million (the "AZ Transaction"). The AZ Transaction includes two dispensaries, a processing facility and a cultivation/processing facility located in Mesa, Arizona as well as one dispensary located in Phoenix, Arizona (collectively, the "Facilities"). Following the closing of the AZ Transaction, the Company will continue to operate one dispensary in Mesa, Arizona. Pursuant to the AZ Purchase Agreements, the Company agreed to sell and the AZ Buyer agreed to acquire, substantially all of the assets related to or used in connection with the Facilities, including, but not limited to, all cannabis licenses associated with such businesses and related real property (collectively, the "AZ Purchased Assets"), together with certain assumed liabilities related to the AZ Purchased Assets. The closing of the Transaction is subject to customary conditions precedent, including the receipt of applicable consents and regulatory approvals. The purchase price for the AZ Purchased Assets is approximately $36.5 million and will consist of approximately $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months. The AZ Transaction closed on February 14, 2025, with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. At this time, the Company received cash net of closing adjustments of $15.8 million and recognized the fair value of consideration receivable under the AZ Note of $13.5 million. Accordingly, the Company recognized a gain on deconsolidation of $6.3 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net assets

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

disposed from deconsolidation, which is presented within "interest and other income" on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2025.

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

The events that allegedly gave rise to the following claims, which occurred prior to the Company’s closing of the MPX Bioceutical Corporation (“MPX”) acquisition (the “MPX Acquisition”) in February 2019, are as follows:

•
There is a claim from two former noteholders against the Company and MPX Bioceutical ULC (“MPX ULC”), with respect to alleged payments of $1.3 million made by the noteholders to MPX, claiming the right to receive $115.0 million; and
•
There is a claim against the Company, MPX Bioceutical ULC ("MPX ULC") and MPX, with respect to a prior acquisition made by MPX in relation to a subsidiary that was not acquired by the Company as part of the MPX Acquisition, claiming $3.0 million in connection with alleged contractual obligations of MPX. On December 3, 2024, the Company and MPX ULC entered into a settlement agreement with the parties to this litigation, pursuant to which, the parties thereto agreed to settle this matter on terms that provide for, among other things, a cash payment of approximately CAD$0.5 million and the issuance of 5,000,000 common shares of the Company to the plaintiff, at a deemed price of CAD$0.01 per share.

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023. The court rescheduled the jury trial and no new trial date has been set yet. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. As of the date hereof, the court still has not set a new trial date. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025; however, the court has vacated this trial date. On December 13, 2024, the court denied each of the parties' respective Motions for Summary Judgment. Further, the parties have been ordered by the court to attend mediation, which occurred on March 7, 2025 and was ultimately unsuccessful. On March 21, 2025, the court issued an order specially setting the trial to begin on April 8, 2025 and on the same day, the Company filed an objection to the order on the basis that that it was not timely issued. Also on March 21, 2025, the court scheduled a case management conference for March 28, 2025 and referred this matter to non-binding arbitration beginning on April 8, 2025. The parties attended non-binding arbitration on April 15, 2025, the results of which are confidential. On March 31, 2025, the court issued an order specially setting the trial to begin on June 17, 2025.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 20, 2020, Donald Finch, a shareholder of the Company, filed a putative class action lawsuit with the SDNY against the Company (the “Class Action Lawsuit”) and is seeking damages for an unspecified amount against the Company, its former Chief Executive Officer, its former Chief Financial Officer and others for alleged false and misleading statements regarding certain proceeds from the issuance of long-term debt, that were held in escrow to make interest payments in the event of default on such long-term debt. On May 5, 2020, Peter Cedeno, another shareholder of the Company, filed a putative class action against the same defendants alleging substantially similar causes of action. On June 16, 2020, four separate motions for consolidation, appointment as lead plaintiff, and approval of lead counsel were filed by Jose Antonio Silva, Robert and Sherri Newblatt, Robert Dankner, and Melvin Fussell. On July 9, 2020, the SDNY issued an order consolidating the Class Action Lawsuit and the Hi-Med Complaint referenced above and appointed Jose Antonio Silva as lead plaintiff (“Lead Plaintiff”). On July 23, 2020, the Lead Plaintiff and defendants filed a stipulation and proposed scheduling and coordination order to coordinate the pleadings for the consolidated actions. On September 4, 2020, the Lead Plaintiff filed a consolidated amended class action lawsuit against the Company (the “Amended Complaint”). On November 20, 2020, the Company and its Chief Financial Officer filed a Motion to Dismiss the Amended Complaint. On January 8, 2021, the Lead Plaintiff filed an opposition to the Motion to Dismiss the Amended Complaint. The Company and its Chief Financial Officer’s reply to the opposition was filed on February 22, 2021. In a memorandum of opinion dated August 30, 2021, the SDNY granted the Company’s and its Chief Financial Officer’s Motion to Dismiss the Amended Complaint. The SDNY indicated that the Lead Plaintiff may move for leave to file a proposed second amended complaint by September 30, 2021. On October 1, 2021, the Lead Plaintiff filed a motion for leave to amend the Amended Complaint. The Lead Plaintiff’s Motion for Leave to File a second Amended Complaint was included as part of the Stipulation identified above. On November 3, 2021, the SDNY so-ordered the Stipulation and the Lead Plaintiff’s second Amended Complaint was deemed filed as of this date. On December 20, 2021, the Company and its Chief Financial Officer filed a Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. The Lead Plaintiff’s opposition to the Company’s and its Chief Financial Officer’s Motion to Dismiss was filed on February 3, 2022. The Company’s and its Chief Financial Officer’s reply to the Lead Plaintiff’s opposition was filed on March 21, 2022. On September 28, 2022, the SDNY issued an opinion granting in part and denying in part the Motion to Dismiss the Lead Plaintiff’s second Amended Complaint. On October12, 2022, the parties filed the Joint Stipulation and Proposed Scheduling Order, which the SDNY so ordered on October 19, 2022, ordering that that the Defendants’ answers are due on November 21, 2022; that the parties shall submit a proposed discovery plan by December 12, 2022; and that discovery in the Class Action Lawsuit shall be coordinated with discovery in the Hi-Med action referenced above, to the extent the two actions involved overlapping issues. The parties agreed to submit the matter, together with the Hi-Med action referenced above, to mediation, which took place on January 17, 2023. On January 31, 2023, the parties advised the SDNY that the Defendants and Lead Plaintiff reached a settlement in principle and anticipated filing a motion for preliminary approval of the settlement by March 9, 2023. Accordingly, the parties requested that the SDNY suspend all further deadlines and proceedings in the Class Action Lawsuit pending submission of the motion for preliminary approval. On March 7, 2023, the parties advised the SDNY that the parties required a short extension of the motion for preliminary approval of the settlement and such motion would be filed by March 21, 2023. On March 21, 2023, the parties executed a settlement agreement and filed the motion for preliminary approval of the settlement with the SDNY. On December 20, 2023, the SDNY preliminarily approved the settlement. On April 10, 2024, the SDNY held the final approval hearing. Following this hearing, the SDNY issued an order, requesting additional information regarding the allocation of settlement funds. The Lead Plaintiff submitted the additional information to the SDNY on April 26, 2024. On May 28, 2024, the SDNY approved the settlement and issued its final judgment and order of dismissal with prejudice, which concludes this matter.

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

Pursuant to the terms of the Option Agreements, LMS and Huber were required to close the transaction and transfer 100% of the membership interests of LMS to CGX within two (2) business days of receipt of the MCA's approval, as that was the final closing condition to be satisfied. Accordingly, CGX demanded that LMS and Huber close no later than March 7, 2025. LMS and Huber failed to close and on March 10, 2025, CGX filed a Motion to Enforce Judgment to mandate that LMS and Huber transfer ownership of LMS to CGX, among other things. LMS and Huber have not responded to CGX's motion yet. On March 7, 2025, LMS filed an action in the Circuit Court for Anne Arundel County, seeking a writ of mandamus, temporary restraining order and preliminary injunction against the MCA on the basis that the MCA violated the law by issuing its March 4, 2025 approval regarding the transfer of 100% of the ownership of LMS to CGX. Specifically, LMS sought an order that the MCA be compelled to rescind its approval because ownership of LMS's license cannot be transferred for five (5) years, or until July 1, 2028, because LMS converted its medical-only license to a dual license on July 1, 2023. On March 12, 2025, the MCA filed its opposition to LMS, arguing, among other things, that the court order

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

exception to the 5-year restriction on transfers applies. Also on March 12, 2025, CGX intervened and filed an opposition to LMS, incorporating the MCA's opposition. On March 14, 2025, the parties attended a court conference and the court denied LMS's motion for a temporary restraining order. On April 18, 2025, the court granted CGX’s Motion to Enforce Judgment and ordered LMS and Huber to close the transaction and transfer 100% of the membership interests of LMS to CGX no later than April 21, 2025. On April 21, 2025, LMS complied with the court’s order and CGX now owns 100% of LMS. As a result, this matter is now resolved.

On June 20, 2023, LMS filed a complaint in the United States District Court for the District of Maryland against the Company and three wholly-owned subsidiaries of the Company (the "iAnthus Defendants"), alleging conversion, RICO violations and unjust enrichment and seeking damages in excess of $4.5 million, plus treble damages (the "Federal Complaint"). The allegations in the Federal Complaint appear substantially similar to, and appear to arise from substantially the same operative facts as, those alleged by LMS in the CGX Arbitration, the S8 Arbitration, and in support of the Defendants' Petition to Vacate Arbitration Award. The iAnthus Defendants deny LMS’s allegations alleging unlawful conduct. The iAnthus Defendants filed a Motion to Dismiss (Or Stay the Proceedings) the Federal Complaint on September 11, 2023. On March 12, 2024, the Court granted the iAnthus Defendants' motion and administratively stayed the Federal Complaint pending the outcome of the CGX Arbitration and the S8 Arbitration. On November 1, 2024, LMS filed a voluntary notice of dismissal, dismissing the Federal Complaint. On November 4, 2024, the court ordered that LMS's notice of dismissal be adopted and further ordered that the Federal Complaint be dismissed.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against the Company in the OSCJ pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and the Company. Specifically, Canaccord alleges that it is owed a cash fee equal to approximately $2.2 million (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. The Company filed its Statement of Defense on May 17, 2023 in which, the Company disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. The Company also filed a counterclaim against Canaccord, seeking the repayment of $0.3 million payment mistakenly made by the Company towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the Alleged Fee. The hearing on Canaccord's Motion for Summary Judgment is scheduled for June 26, 2025.

Note 12 - Related Party Transactions

	March 31,	December 31,
	2025	2024
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	11,901	—
Long-term debt, net of issuance costs (1)	165,812	177,925
Accrued and other current liabilities	5,169	9,461
Total	$182,882	$187,386

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 5 for further discussion.

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, the Company's then-Chief Financial Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Faraut and the Company executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut received certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut received total cash compensation in the amount of approximately $0.2 million, which was payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, the Company will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut served in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 accelerated and fully vested upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of March 31, 2025, the total balance owed to Mr. Faraut is $Nil (December 31, 2024 - $Nil)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On February 5, 2025, the Company entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. As of March 31, 2025, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $3.4 million (December 31, 2024 – $9.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment interest accruing after February 16, 2024, will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of March 31, 2025 the outstanding related party portion of the interest payable was $0.2 million (December 31, 2024 - $0.2 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Three Months Ended March 31,
	2025	2024
Income taxes (including interest and penalties)	$2,958	$958
Interest	489	47

(b) Changes in operating assets and liabilities are comprised of the following:

	Three Months Ended March 31,
	2025	2024
Decrease (increase) in:
Accounts receivables, net	$698	$(2,157)
Prepaid expenses	(1,308)	(503)
Inventories, net	(1,558)	642
Other current assets	(166)	21
Other long-term assets	(233)	(22)
Operating leases	(401)	(370)
(Decrease) increase in:
Accounts payable	(1,237)	(154)
Accrued and other current liabilities	796	258
Uncertain tax position liabilities	3,072	5,220
	$(337)	$2,935

(c) Depreciation and amortization are comprised of the following:

	Three Months Ended March 31,
	2025	2024
Property, plant and equipment	$1,823	$2,397
Operating lease ROU assets	490	487
Intangible assets	2,396	3,487
	$4,709	$6,371

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(d) (Recoveries) write-downs and other charges, net are comprised of the following:

	Three Months Ended March 31,
	2025	2024
		(Adjusted)
Account receivable	$(149)	$213
Share issuance	—	320
Operating lease ROU assets	—	(136)
	$(149)	$397

(e) Significant non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2025	2024
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$3,545	$3,546
Non-cash issuance of shares for the Cheetah Acquisition	250	—
Non-cash issuance of shares from Senior Secured Bridge Notes Amendment	—	1,581
Non-cash issuance of shares for legal settlements	—	320
Non-cash issuance of Senior Secured Bridge Notes	—	14,346
Assets classified as held for sale	—	1,292
Non-cash extinguishment of Senior Secured Bridge Notes	—	(15,813)

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of March 31, 2025, the Company held $0.8 million as restricted cash (December 31, 2024— $0.6 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	March 31, 2025	December 31, 2024
Cash	$24,240	$18,543
Restricted cash	823	556
Total cash and restricted cash presented in the statements of cash flows	$25,063	$19,099

Note 14 - Subsequent Events

Legal Proceedings

Please refer to Note 11 for further discussion.

Common Shares

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 1, 2025, the Company issued 146 common shares for vested RSUs to certain employees. The Company withheld 67 common shares to satisfy employees’ tax obligations of less than $0.1 million.

On April 23, 2025, the Company withheld 9,910 common shares for vested RSUs to a certain director to satisfy tax obligations of $0.1 million.

Acquisition of LMS

On December 8, 2017, CGX, the Company's wholly-owned subsidiary, entered into two option agreements, as amended, with LMS and Huber, the sole member of LMS, pursuant to which, CGX was granted an option to acquire 100% ownership of LMS. CGX exercised its option to acquire LMS on November 22, 2021, subject to regulatory approval by the MCA. On March 4, 2025, the MCA approved the transfer of 100% of the ownership of LMS to CGX. CGX's acquisition of LMS was contested by LMS and Huber (see Note 11 for further discussion), but CGX closed on its acquisition on April 21, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise note.

Overview

We are a vertically-integrated, multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities in the United States. Although we are committed to creating a national retail brand and portfolio of branded cannabis products recognized in the United States, cannabis currently remains illegal under U.S. federal law.

Through our subsidiaries, we currently own and/or operate 37 dispensaries and four cultivation and/or processing facilities across seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional three dispensary licenses and/or dispensary facilities in Massachusetts, plus an uncapped number of dispensary licenses in Florida, and up to ten total cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in seven U.S. states, all subject to the necessary regulatory approvals.

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

Acquisitions

Acquisition of Cheetah

On December 30, 2024, we entered into an Asset Purchase Agreement (the "Cheetah Purchase Agreement") with Cheetah Enterprises, Inc. (the "Cheetah Seller"), pursuant to which, we acquired substantially all of the assets of the Cheetah Seller that relate to and are used in connection with the Cheetah Seller's cannabis wholesale business, including the manufacture, marketing, and sale of cannabis distillate vaporize products in the states of Illinois and Pennsylvania under the "Cheetah" brand (the "Brand"), but excluding certain excluded assets (collectively, the "Cheetah Purchased Assets") together with certain assumed liabilities related to the Cheetah Purchased Assets (the "Cheetah Acquisition"). The purchase price (the "Purchase Price") for the Cheetah Purchased Assets is approximately $3.5 million, and includes (i) common shares at an aggregate deemed value of approximately $1.5 million, which we recorded at a fair value of $1.2 million), to be issued in three (3) tranches; (ii) cash consideration of approximately $2.0 million payable in four installments, upon the completion of certain performance benchmarks (if the Brand does not meet the performance benchmark by the payment date, such payment date will be delayed until the later of (x) thirty (30) days or (y) until such time the Brand achieves the applicable performance benchmark; provided, payment of the full cash consideration shall not be delayed more than twenty-four (24) months after closing); and (iii) additional consideration based on EBITDA generated by the Brand over the next three years which is payable annually in cash, with the final payment due on or before April 1, 2028.

During the three months ended March 31, 2025, we have issued 41,667 common shares to the Cheetah Seller to satisfy the first of three tranches of common shares to be issued as part of the Cheetah Acquisition.

Dispositions

Nevada Assets

On February 23, 2024, our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer, including GMNV's co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada, its adult-use dispensary in Las Vegas, Nevada, and its conditional adult use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). After closing adjustments, the aggregate proceeds to be received from the sale are $5.9 million. Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement (the "NV Closing") and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning six months after the NV Closing, over 36 months with interest accruing at 8% per annum.

On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, which was approved by the NV CCB and became effective June 24, 2024 (the "NV Management Agreement Effective Date"). As of the NV Management Agreement Effective Date, all operational control of GMNV was transferred to the Manager and we determined that we no longer had a controlling financial interest as of the NV Management Agreement Effective Date. We recognized an initial gain on deconsolidation of $2.1 million, which was the carrying value of the net liabilities disposed from deconsolidation on the NV Management Agreement Effective Date, which was presented within "interest and other income" on the consolidated statements of operations for the year ended December 31, 2024.

The NV Closing was subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On March 20, 2025, we received approval from the NV CCB for the NV Purchase Agreement and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, we received $3.5 million in cash of the Purchase Price, while the remainder is paid through quarterly repayments by way of a promissory note issued by the NV Buyer. We recognized a gain of $5.7 million which is the aggregate fair value of the consideration, which is presented within "interest and other income" on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2025.

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

The purchase price for the AZ Purchased Assets is approximately $36.5 million and will consist of approximately $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note (the "AZ Note") to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months.

The AZ Transaction closed on February 14, 2025, with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. As of February 14, 2025, all closing conditions of the AZ Purchase Agreement had been met and that is the date that the AZ Transaction closed and the AZ Buyer assumed full managerial and operational control of the AZ Purchased Assets. Upon closing, we received cash of $15.8 million from the AZ Buyer, net of closing adjustments and tax payments, and recognized the fair value the AZ Note at $13.5 million.

We recognized a gain on deconsolidation of $6.3 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed from deconsolidation, which is presented within "interest and other income" on the unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2025.

Recent Developments

Common Shares

On April 1, 2025, we issued 146 common shares for vested RSUs to certain employees. We withheld 67 common shares to satisfy employees’ tax obligations of less than $0.1 million.

On April 23, 2025, we withheld 9,910 common shares for vested RSUs to a certain director to satisfy tax obligations of $0.1 million.

Acquisition of LMS

On December 8, 2017, CGX Life Sciences, Inc. ("CGX"), our wholly-owned subsidiary, entered into two option agreements, as amended, with LMS Wellness, Benefit LLC ("LMS") and William Huber ("Huber"), the sole member of LMS, pursuant to which, CGX was granted an option to acquire 100% ownership of LMS. We exercised our option to acquire LMS on November 22, 2021, subject to regulatory approval by the Maryland Cannabis Administration (the "MCA"). On March 4, 2025, the MCA approved the transfer of 100% of the ownership of LMS to CGX. Our acquisition of LMS was contested by LMS and Huber (see "Part II, Item 1 - Legal Proceedings - Claim by Maryland License Holder" further discussion), but we closed on the acquisition of LMS on April 21, 2025.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenues and Gross Profit

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2025	2024
Revenues
Eastern Region	$33,341	$30,226
Western Region	4,779	11,338
Total revenues	$38,121	$41,564

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(16,438)	$(16,870)
Western Region	(2,805)	(7,493)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(19,243)	$(24,363)
Gross profit
Eastern Region	$16,903	$13,356
Western Region	1,975	3,845
Total gross profit	$18,878	$17,201

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey, as well as our operations under the new Cheetah brand in Illinois and Pennsylvania. The Western region includes our operations in Arizona and Nevada. Results from our Nevada business was included until June 24, 2024, when it was then deconsolidated.

Expenses

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2025	2024
		(Adjusted)
Total operating expenses	$20,888	$22,164
Total other expenses	11,169	(4,679)
Income tax expense	4,009	4,356

Selling, General and Administrative Expenses Details

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2025	2024
		(Adjusted)
Salaries and employee benefits	$7,760	$7,353
Severance	—	178
Share-based compensation	521	434
Legal and other professional fees	2,401	2,103
Facility, insurance and technology costs	3,186	3,361
Marketing expenses	1,145	894
Travel and pursuit costs	419	196
Amortization on right-of-use assets	490	487
Other general corporate expenditures	897	878
Total	$16,818	$15,884

Total operating expenses

Total operating expenses other than those included in costs and expenses applicable to revenues consist of selling, general, and administrative expenses which are necessary to conduct our ordinary business operations. In addition, total operating expenses consist of marketing, technology, and other growth initiatives related expenses such as opening new dispensaries and building-out our facilities, as well as depreciation and amortization charges taken on our fixed and intangible assets, and any write-downs or impairment on our assets. We have taken the necessary measures to control our discretionary spending and employ capital as efficiently as possible. After normalizing for one-time items, we expect total operating expenses to remain consistent over the remainder of 2025 as we continue to employ a disciplined capital allocation approach and continue to closely monitor operating expenditures and discretionary spending.

Total other income and expenses

Total other income and expenses include income and expenses that are not included in the ordinary day-to-day activities of our business. This includes the impact of any debt extinguishments, interest and accretion expenses on our financing arrangements, fair value gains or losses on our financial instruments, gains or losses from the sale of our businesses, and income earned from arrangements that are not from our ordinary revenue streams of retail, wholesale, or the delivery of cannabis products.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024 (Adjusted)

Eastern region

For the three months ended March 31, 2025, our sales revenues in the eastern region were $33.3 million as compared to $30.2 million for the three months ended March 31, 2024, which represents an increase of 10.3%. The main drivers for the increase in revenues are from higher revenues in New Jersey by $1.2 million, mainly from the continued expansion of the wholesale program in the state. Further, there were increased retail revenues in Florida by $1.3 million and New York by $0.1 million, from higher volumes associated with discounts and promotions offered in these markets during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Additionally, we had recognized $1.0 million in new wholesale revenues from our Cheetah brand in Illinois and Pennsylvania during the three months ended March 31, 2025, as compared to $Nil during the three months ended March 31, 2024. This was partially offset by lower revenues in Massachusetts of $0.5 million which was attributed to increased competition and reduced production volumes of in-house products, and a $0.1 million decrease in revenue in Maryland due to increased competition during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

For the three months ended March 31, 2025, gross profit was $16.9 million, or 50.7% of sales revenues, as compared to a gross profit of $13.4 million, or 44.2% of sales revenues, for the three months ended March 31, 2024. Gross profit was impacted by a $1.2 million favorable adjustments to cost of sales following a change in accounting estimate with respect to inventory valuation during three months ended March 31, 2025, as compared to the three months ended March 31, 2024. In addition, gross profit increased in Maryland and New Jersey by a combined $1.1 million as we continue to produce and sell more higher margin in-house products to meet adult-use demand during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Gross profit from the new Cheetah brand was $0.3 million during the three months ended March 31, 2025, compared to $Nil during the three months ended March 31, 2024. In New York, gross profit increased by $0.1 million due to higher retail demand, with the sustained growth attributed to the implementation of effective marketing programs. Gross profits increased in Florida due to operational efficiencies from increased production output during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

During the three months ended March 31, 2025, approximately 10,660 pounds of plant material was harvested in the eastern region as compared to approximately 10,730 pounds harvested during the three months ended March 31, 2024. The marginal decrease in harvested plant material is primarily attributable to slightly lower volumes in Florida and in Massachusetts, where competitive pressures have resulted in lower demand during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Decreases in harvest volumes in Florida and Massachusetts were partially offset by an increase in harvested plant material in New Jersey, primarily attributable to increased cultivation and production activities at the Pleasantville facility following the continued expansion of operations to meet demand under the adult-use program during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Western region

For the three months ended March 31, 2025, our sales revenues in the western region were $4.8 million as compared to $11.3 million for the three months ended March 31, 2024, which represents a decrease of 57.8%. The decrease in revenues in the western region during the three months ended March 31, 2025, compared to the three months ended March 31, 2024 is attributed to the deconsolidation of our

Nevada operations as of June 24, 2024, and deconsolidation of three dispensaries and two facility sites in Arizona following the sale which closed during as of February 10, 2025.

For the three months ended March 31, 2025, gross profit was $2.0 million, or 41.3% of sales revenues, as compared to a gross profit of $3.8 million, or 33.9% of sales revenues, for the three months ended March 31, 2024. The lower gross profit is attributable to the reduced operational activity in the western region during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, following the deconsolidation of our operations in Nevada and certain assets in Arizona. Despite the decrease in gross profit, the increase in gross margin is primarily due to favorable sales mix from retail, as the wholesale revenues earned in Arizona and Nevada were sold at lower margin, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

During the three months ended March 31, 2025, approximately 560 pounds of plant material was harvested in the western region as compared to approximately 850 pounds harvested during the three months ended March 31, 2024. The decrease is attributed to reduced operating capacity in Arizona, as harvests were recorded for less than two months, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Our Nevada operations were deconsolidated on June 24, 2024.

Total operating expenses

For the three months ended March 31, 2025, our total operating expenses were $20.9 million as compared to $22.2 million for the three months ended March 31, 2024, which represents a decrease of 5.8%.

The decrease in total operating expenses resulted from an increase of $0.9 million in our selling, general, and administrative expenses which is attributable to: $0.1 million increase in share-based compensation from the grant of restricted stock units to employees as new grants are being issues to employee; $0.4 million increase in our salaries, severance and employee expenses from higher emoluments during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024; $0.5 million increase in legal, marketing and other professional fees during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024; and a $0.2 million increase in travel and other general corporate expenditures during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was partially offset by lower facility, insurance and technology costs of $0.2 million, and a $0.2 million decrease in severance expenses during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

The decrease in total operating expenses is also attributable to a $1.7 million decrease in our depreciation and amortization expenses during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. We had a lower depreciable fixed and intangible asset base, as certain property, plant and equipment were sold as part of the AZ Transaction and others were fully depreciated in 2024.

In addition, the decrease in total operating expenses was attributed to a $0.5 million net increase in recoveries, write-downs and other charges, as improved collection on accounts receivable resulted in lower net credit loss provisions, with a recovery of $0.1 million during the three months ended March 31, 2025 as compared to write-downs of $0.4 million during the three months ended March 31, 2024.

Total other income and expenses

For the three months ended March 31, 2025, we had a total other income of $11.2 million as compared to total other expenses of $4.7 million for the three months ended March 31, 2024, which represents an increase of 338.7%.

The increase in total other income and expenses between the three months ended March 31, 2025 and 2024 is primarily attributable to $15.9 million in other income from $6.3 million gain on the deconsolidation of certain assets sold as part of AZ Transaction; $5.7 million gain from the NV Closing; $3.0 million from employee retention tax credit refunds in Florida; $1.0 million in deferred professional fees forgiveness; and $0.1 million in income form third-party licensing arrangements in Arizona and New Jersey, partially offset by a $0.1 million loss from investment in associate. In addition, total other income and expenses increased by $0.1 million due to higher interest expense on our long-term debt which are paid-in-kind; accretion of $0.1 million; and $0.1 million increase in losses from fluctuations in the fair value of financial instruments; which was partially offset by $0.1 million decrease in loss on debt extinguishments relating to the Second Amendment of the New Jersey Senior Secured Bridge Notes during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Income tax expense

For the three months ended March 31, 2025, our income tax expense was $4.0 million as compared to $4.4 million for the three months ended March 31, 2024, which represents a decrease of 8.0%. The decrease in income tax expense is attributable to certain non-deductible items and mix of our pre-tax income across various jurisdictions impacting our effective tax rate during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we held unrestricted cash of $24.2 million (December 31, 2024—$18.5 million) and had an accumulated deficit of $1,330.1 million (December 31, 2024—$1,335.3 million) and a working capital deficit of $14.8 million (December 31, 2024—$0.7 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the three months ended March 31, 2025 was $3.1 million as compared to net cash provided by operating activities of $1.5 million for the three months ended March 31, 2024. The increase in our net cash provided from operating activities during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was due primarily to the following: our net income of $5.2 million, adjusted for $4.7 million in depreciation and amortization expense, $4.2 million in interest expense, $12.1 million gain from the deconsolidation of our operations in Nevada and certain assets in Arizona; $0.5 million in share-based compensation expense, $0.1 million from additional inventory reserves; $0.1 million in recoveries, write-downs and other charges, net, from improved collection on accounts receivable resulting in a lower credit loss provision; $1.2 million of accretion expense; and $0.3 million from changes in operating assets and liabilities items during the three months ended March 31, 2025.

Changes in other operating assets for the three months ended March 31, 2025 include a decrease in inventory of $2.2 million due to deconsolidation of certain assets in Arizona and Nevada, and lower sales in Massachusetts during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, an increase in accounts receivable of $2.9 million from higher wholesale revenues and timing of collections during the three months ended March 31, 2025, as compared to the three months ended March 31,

2024, and a decrease in prepaid expenses of $0.8 million, mainly relating to timing of renewals for insurance and rent during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Changes in other operating liabilities for the three months ended March 31, 2025 include an increase in uncertain tax position liabilities of $2.1 million due to accrued income taxes being recognized as an uncertain tax position during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024; $1.1 million decrease in accounts payable, mainly a function of the timing of the purchases; partially offset by $0.5 million increase in accrued and other current liabilities as compared to the three months ended March 31, 2024.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2025, was $11.1 million as compared to $0.9 million in net cash used during the three months ended March 31, 2024. The increase in cash provided by investing activities was primarily attributable to: $15.8 million proceeds received from the sale of certain assets in Arizona; $0.3 million in quarterly receipts related to the Arizona promissory notes during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was partially offset by $3.9 million in higher capital expenditures for funding cultivation and dispensary projects in Florida, New York and New Jersey; $0.1 million increase in other intangible assets expenditures primarily related to software development and $0.1 million in additional consideration with respect to the acquisition of Cheetah Purchased Assets during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $8.3 million as compared to net cash used in financing activities of less than $0.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, we paid less than $0.1 million on our employees' behalf as part of RSUs issuances. Further, we repaid $8.3 million of debt during the three months ended March 31, 2025 as compared to less than $0.1 million during the three months ended March 31, 2024.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 5 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, our then-Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. in connection with the resignation, we and Mr. Faraut executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, we will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of March 31, 2025, the total balance owed to Mr. Faraut is $Nil (December 31, 2024 - $Nil).

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of March 31, 2025, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $3.4 million (December 31, 2024 – $9.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of March 31, 2025 the outstanding related party portion of the interest payable was $0.2 million (December 31, 2024 - $0.2 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Our significant accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 24, 2025 which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Effective January 1, 2025, the Company has noted a change in accounting estimate with respect to inventory valuation. Please refer to Note 1(h), “Organization and Description of Business,” of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no other material changes to our critical accounting policies and estimates from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 with the SEC.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) reviewing relevant Service Organization Control Reports for key third party service providers; (2) performing effective risk assessment and/or monitor internal controls over financial reporting.

We have developed a plan to remediate the material weaknesses, which includes dedicating additional resources to assess and improve our ITGCs, and developing a roadmap to become SOX compliant by the required deadline.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth in this Item 1 of Part II or in Item 1 of Part I, "Financial Statements Note 10 - Contingencies and Guarantees", or in Item 3 of Part I, "Legal Proceedings", of our 2024 Annual Report on Form 10-K, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Roberts Matter

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement (“SRA”) to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the SRA forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the SRA. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023; however, the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. As of the date hereof, the court still has not set a new trial date. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025; however, the court has vacated this trial date. On December 13, 2024, the court denied each of the parties' respective Motions for Summary Judgment. Further, the parties have been ordered by the court to attend mediation, which occurred on March 7, 2025 and was ultimately unsuccessful. On March 21, 2025, the court issued an order specially setting the trial to begin on April 8, 2025 and on the same day, the Company filed an objection to the order on the basis that that it was not timely issued. Also on March 21, 2025, the court scheduled a case management conference for March 28, 2025 and referred this matter to non-binding arbitration beginning on April 8, 2025. The parties attended non-binding arbitration on April 15, 2025, the results of which are confidential. On March 31, 2025, the court issued an order specially setting the trial to begin on June 17, 2025.

Claim by Maryland License Holder

On May 23, 2022, CGX, a wholly-owned subsidiary of the Company, filed a demand for arbitration (the “CGX Arbitration”) with the American Arbitration Association (“AAA”) against LMS and its 100% owner, Huber (“Huber” and together with LMS, the “Defendants”) for various breaches under the option agreements entered into between CGX and LMS, on the one hand, and CGX and Huber on the other (collectively, the “Option Agreements”). Specifically, CGX is seeking: (i) an order finding the Defendants in breach of the Option Agreements and directing specific performance by the Defendants of their obligations under the Option Agreements to complete the sale and transfer of LMS to CGX; (ii) an order either tolling or extending the closing date under the Option Agreements; (ii) an order requiring Huber to restore LMS’ bank account of all sums withdrawn for the payment of contracts entered into in breach of the Option Agreements; and (iii) an order prohibiting Huber from withdrawing any further funds from LMS’ bank account. On June 8, 2022, the Defendants filed an Answering Statement, denying the allegations raised by CGX and sent a notice to CGX, purporting to terminate the Option Agreements. In addition, on June 8, 2022, LMS filed a demand for arbitration (the “S8 Arbitration”) with the AAA against S8 Management, LLC (“S8”), alleging that S8 breached the Amended and Restated Management Services Agreement (the “MSA”) entered into between LMS and S8 on March 12, 2018. On June 24, 2022, the Defendants filed Motion to Consolidate the CGX Arbitration and S8 Arbitration. On July 5, 2022, CGX filed an opposition to the Defendants’ Motion to Consolidate and a cross-Motion to Stay the S8 Arbitration to allow the CGX Arbitration to proceed first. On July 26, 2022, the parties attended a preliminary conference with the arbitrator, at which conference the arbitrator preliminarily granted the Defendants’ Motion to Consolidate and denied CGX’s cross-Motion to Stay the S8 Arbitration. On October 7, 2022, CGX filed a dispositive motion for specific performance of Defendants’ obligations to complete the sale of LMS to CGX (claims (i) and (ii), above), which Defendants opposed. On October 31, 2022, the arbitrator granted CGX’s dispositive motion and ordered Defendants to complete the sale of LMS to CGX. The remaining claims asserted in the CGX Arbitration (claims (iii) and (iv), above). On November 30, 2022, the Defendants filed a Petition to Vacate Arbitration Award and CGX filed its opposition on January 30, 2023. On February 3, 2023, the Defendants requested a hearing on the Petition to Vacate Arbitration Award. The Circuit Court for Baltimore County scheduled a hearing on the Petition to Vacate Arbitration Award for February 21, 2024, and on March 4, 2024, the Circuit Court for Baltimore County denied Defendants' Petition to Vacate Arbitration Award. On April 8, 2024, the Defendants submitted the required ownership transfer paperwork to the MCA to request approval of the transfer of ownership of LMS to CGX following the denial of the Defendants' Petition to Vacate Arbitration Award. Also on April 8, 2024, the Defendants requested that the MCA either deny the ownership transfer of LMS to CGX, or delay their consideration of the request until the S8 Arbitration is complete. On April 22, 2024, the MCA notified the parties that it will wait to consider the request to transfer ownership of LMS to CGX until the S8 Arbitration is complete. Beginning on July 15, 2024, the parties attended a hearing regarding claims (iii) and (iv) in the CGX Arbitration and the claims in the S8 Arbitration. The parties filed post-hearing briefs on August 27, 2024 and oral argument regarding the post-hearing briefs was held on September 16, 2024. On September 24, 2024, the arbitrator issued his final award, in which he denied the claims of all parties in the CGX Arbitration and S8 Arbitration. Upon completion of the CGX Arbitration and S8 Arbitration, CGX continued to pursue regulatory approval of the transfer of ownership of LMS to CGX from the MCA. On March 4, 2025, the MCA approved the transfer of 100% of the ownership of LMS to CGX.

Pursuant to the terms of the Option Agreements, LMS and Huber were required to close the transaction and transfer 100% of the membership interests of LMS to CGX within two (2) business days of receipt of the MCA's approval, as that was the final closing condition to be satisfied. Accordingly, CGX demanded that LMS and Huber close no later than March 7, 2025. LMS and Huber failed to close and on March 10, 2025, CGX filed a Motion to Enforce Judgment to mandate that LMS and Huber transfer ownership of LMS to CGX, among other things. LMS and Huber have not responded to CGX's motion yet. On March 7, 2025, LMS filed an action in the Circuit Court for Anne Arundel County, seeking a writ of mandamus, temporary restraining order and preliminary injunction against the MCA on the basis that the MCA violated the law by issuing its March 4, 2025 approval regarding the transfer of 100% of the ownership of LMS to CGX. Specifically, LMS sought an order that the MCA be compelled to rescind its approval because ownership of LMS's license cannot be transferred for five (5) years, or until July 1, 2028, because LMS converted its medical-only license to a dual license on July 1, 2023. On March 12, 2025, the MCA filed its opposition to LMS, arguing, among other things, that the court order exception to the 5-year restriction on transfers applies. Also on March 12, 2025, CGX intervened and filed an opposition to LMS, incorporating the MCA's opposition. On March 14, 2025, the parties attended a court conference and the court denied LMS's motion for a temporary restraining order. On April 18, 2025, the court granted CGX’s Motion to Enforce Judgment and ordered LMS and Huber to close the transaction and transfer 100% of the membership interests of LMS to CGX no later than April 21, 2025. On April 21, 2025, LMS complied with the court’s order and CGX now owns 100% of LMS. As a result, this matter is now resolved.

On June 20, 2023, LMS filed a complaint in the United States District Court for the District of Maryland against the Company and three wholly-owned subsidiaries of the Company (the "iAnthus Defendants"), alleging conversion, RICO violations and unjust enrichment and seeking damages in excess of $4.5 million, plus treble damages (the "Federal Complaint"). The allegations in the Federal Complaint appear substantially similar to, and appear to arise from substantially the same operative facts as, those alleged by LMS in the CGX Arbitration, the S8 Arbitration, and in support of the Defendants' Petition to Vacate Arbitration Award. The iAnthus Defendants deny LMS’s allegations alleging unlawful conduct. The iAnthus Defendants filed a Motion to Dismiss (Or Stay the Proceedings) the Federal Complaint on September 11, 2023. On March 12, 2024, the Court granted the iAnthus Defendants' motion and administratively stayed the Federal Complaint pending the outcome of the CGX Arbitration and the S8 Arbitration. On November 1, 2024, LMS filed a voluntary notice of dismissal, dismissing the Federal Complaint. On November 4, 2024, the court ordered that LMS's notice of dismissal be adopted and further ordered that the Federal Complaint be dismissed.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Reports, which could materially affect our business, financial condition or future results. The risks described in our Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1*	Asset Sale Agreement by and between certain subsidiaries of the Company and Soothing Ponderosa, LLC, Abaca Ponderosa, LLC, H4L Ponderosa, LLC, and Pitchfork Enterprises, LLC, dated February 6, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive Data File as its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: May 12, 2025	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Justin Vu
Justin Vu
Chief Financial Officer
(Principal Financial and Accounting Officer)