Form 10-Q
period 2025-06-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2025-08-12
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of common shares outstanding as of August 6, 2025 was 6,738,433,807.

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	June 30,	December 31,
	2025 (Unaudited)	2024 (Audited)
Assets
Cash	$23,463	$18,543
Restricted cash	476	556
Accounts receivable, net of allowance for credit losses of $579 (December 31, 2024 - $828)	4,732	5,537
Prepaid expenses	2,362	2,321
Inventories, net	21,781	22,466
Other current assets	5,226	1,643
Assets classified as held for sale	—	23,572
Current Assets	58,040	74,638
Investments	843	863
Property, plant and equipment, net	92,369	87,488
Operating lease right-of-use assets, net	27,895	24,012
Other long-term assets	14,898	5,032
Intangible assets, net	68,135	72,862
Goodwill	6,496	6,148
Total Assets	$268,676	$271,043
Liabilities and Shareholders' (Deficit)
Accounts payable	$14,483	$12,831
Accrued and other current liabilities	46,264	53,516
Current portion of long-term debt, net of issuance costs	11,211	65
Current portion of operating lease liabilities	7,211	6,534
Liabilities classified as held for sale	—	2,347
Current Liabilities	79,169	75,293
Contingent consideration payable	2,586	3,127
Long-term debt, net of issuance costs	175,899	182,262
Long-term portion of operating lease liabilities	25,004	21,599
Other non-current liabilities	3,683	—
Uncertain tax position liabilities	60,251	54,304
Total Liabilities	$346,592	$336,585
Commitments (Refer to Note 10)
Shareholders' (Deficit)

Common shares - no par value. Authorized - unlimited number. 6,735,930 - issued and outstanding (December 31, 2024 - 6,678,395 - issued and outstanding)	—	—
Additional paid-in capital	1,270,932	1,269,738
Accumulated deficit	(1,348,848)	(1,335,280)
Total Shareholders' (Deficit)	$(77,916)	$(65,542)
Total Liabilities and Shareholders' (Deficit)	$268,676	$271,043

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues, net of discounts	$35,185	$42,999	$73,306	$84,563
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(19,033)	(22,309)	(38,276)	(46,672)
Gross profit	16,152	20,690	35,030	37,891

Operating expenses
Selling, general and administrative expenses	15,812	14,905	32,630	30,789
Depreciation and amortization	4,080	5,704	8,299	11,587
Write-downs and other charges, net	1,630	306	1,481	703
Total operating expenses	21,522	20,915	42,410	43,079

Loss from operations	(5,370)	(225)	(7,380)	(5,188)

Interest and other income	(3,930)	2,781	12,644	3,433
Interest expense	(4,071)	(4,241)	(8,283)	(8,393)
Accretion expense	(1,212)	(1,165)	(2,401)	(2,237)
Loss on debt extinguishment	—	—	—	(114)
Losses from changes in fair value of financial instruments	(4)	(16)	(8)	(9)
Loss before income taxes	(14,587)	(2,866)	(5,428)	(12,508)

Income tax expense	4,131	6,923	8,140	11,279
Net loss	$(18,718)	$(9,789)	$(13,568)	$(23,787)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	6,748,225	6,510,844	6,746,946	6,542,220

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(In thousands of U.S. dollars or shares)

	Three Months Ended June 30, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – March 31, 2025	6,745,694	$1,270,504	$(1,330,130)	$(59,626)
Share-based compensation	213	544	—	544
Share settlement for taxes paid related to restricted stock units	(9,977)	(116)	—	(116)
Net loss	—	—	(18,718)	(18,718)
Balance – June 30, 2025	6,735,930	$1,270,932	$(1,348,848)	$(77,916)

	Six Months Ended June 30, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders' (Deficit)
Balance – January 1, 2025	6,678,395	$1,269,738	$(1,335,280)	$(65,542)
Share-based compensation	26,874	1,065	—	1,065
Share settlement for taxes paid related to restricted stock units	(11,006)	(121)	—	(121)
Shares issued for Cheetah Acquisition (Refer to Note 4)	41,667	250	—	250
Net loss	—	—	(13,568)	(13,568)
Balance – June 30, 2025	6,735,930	$1,270,932	$(1,348,848)	$(77,916)

	Three Months Ended June 30, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – March 31, 2024	6,615,002	$1,268,267	$(1,341,642)	$(73,375)
Share-based compensation	486	726	—	726
Share settlement for taxes paid related to restricted stock units	(162)	(2)	—	(2)
Net loss	—	—	(9,789)	(9,789)
Balance – June 30, 2024	6,615,326	$1,268,991	$(1,351,431)	$(82,440)

	Six Months Ended June 30, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – January 1, 2024	6,510,527	$1,265,978	$(1,327,644)	$(61,666)
Share-based compensation	25,947	1,160	—	1,160
Shares settlement for taxes paid related to restricted stock units	(2,462)	(48)	—	(48)
Shares issued for legal settlement - (Refer to Note 6)	20,000	320	—	320
Shares issued for 2024 NJ Amendment	61,314	1,581	—	1,581
Net loss	—	—	(23,787)	(23,787)
Balance – June 30, 2024	6,615,326	$1,268,991	$(1,351,431)	$(82,440)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(13,568)	$(23,787)
Adjustments to reconcile net loss to net cash provided by operations:
Interest income	(536)	(2)
Interest expense	8,283	8,393
Accretion expense	2,401	2,237
Depreciation and amortization	9,309	12,575
Write-downs and other charges, net (Refer to Note 13)	1,481	703
Gains from deconsolidation of subsidiaries	(12,085)	(2,120)
Inventory reserve	(19)	159
Share-based compensation	1,065	1,160
Losses from changes in fair value of financial instruments	8	9
Loss on debt extinguishment	—	114
Loss on equity method investments	12	122
Change in operating assets and liabilities (Refer to Note 13)	9,929	6,328
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$6,280	$5,891
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,388)	(1,670)
Acquisition of other intangible assets	(73)	(62)
Investments in associates	—	(320)
Proceeds from sale of property, plant and equipment	2	2
Cash impact from acquisitions	(425)	—
Proceeds from sale of subsidiaries	15,814	—
Proceeds from notes receivable	885	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$7,815	$(2,050)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments	(9,134)	(27)
Taxes paid related to net share settlement of restricted stock units	(121)	(48)
NET CASH USED IN FINANCING ACTIVITIES	$(9,255)	$(75)

CASH AND RESTRICTED CASH
NET INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	4,840	3,766
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	19,099	13,175
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$23,939	$16,941

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

The Company’s registered office is located at 1055 West Georgia Street, Suite 1500, Vancouver, British Columbia, V6E 4N7, Canada. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “IAN” and, through July 23, 2025, was listed on the OTCQB Tier of the OTC Markets Group Inc. ("OTC") under the symbol “ITHUF.” Effective as of July 24, 2025, the Company is listed on the OTCID Tier of the OTC under the symbol "ITHUF".

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2025, or any other period.

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three and six months ended June 30, 2025, the Company reported net losses of $18.7 million and $13.6 million, respectively. For the six months ended June 30, 2025, the company generated operating cash inflow of $6.3 million, had a working capital deficiency of $21.1 million, and an accumulated deficit of $1,348.8 million.

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

(g) Recently Issued FASB Accounting Standard Updates

In March 2024, the FASB issued ASU 2024-02, Codification Improvements. Public entities must adopt the amendments for annual periods beginning after December 15, 2024. The standard removes outdated glossary references, streamlining Codification content. There were immaterial changes to the Company's financial statements as a result of this amendment.

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

The Company does not believe any other recently issued, but not yet effective, accounting standards will have a material effect on these condensed consolidated financial statements.

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

The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change in estimate did not have any material impact on the Company’s unaudited interim condensed consolidated statements of operations for the six months ended June 30, 2025. The Company expects this change in accounting estimate to remain immaterial in future periods.

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

Maturities of lease liabilities for operating leases as of June 30, 2025, were as follows:

Operating Leases
2026	$7,211
2027	6,915
2028	6,828
2029	6,792
2030	6,420
Thereafter	39,268
Total lease payments	$73,434
Less: interest expense	(41,219)
Present value of lease liabilities	$32,215
Weighted-average remaining lease term (years)	10.6
Weighted-average discount rate	18%

For the three and six months ended June 30, 2025, the Company recorded operating lease expenses of $1.9 million and $3.8 million, respectively (June 30, 2024 – $2.0 million and $4.2 million, respectively), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recorded sublease income of $0.2 million and $0.5 million, respectively (June 30, 2024 – $0.2 million and $0.4 million, respectively), which is included in interest and other income on the unaudited interim condensed consolidated statements of operations.

Operating cash flows from operating leases for the three and six months ended June 30, 2025 was $1.8 million and $3.4 million, respectively (June 30, 2024 - $1.9 million and $3.8 million, respectively).

Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	June 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	Operating leases	$27,895	$24,012
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,211	$6,534
Long-term portion of operating lease liabilities	Operating leases	25,004	21,599
Total		$32,215	$28,133

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 3 - Inventories, net

Inventories are comprised of the following items:

	June 30, 2025	December 31, 2024
Supplies	$7,131	$4,134
Raw materials	2,628	3,815
Work in process	3,792	5,194
Finished goods	8,458	9,570
Inventory reserve	(228)	(247)
Total	$21,781	$22,466

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and six months ended June 30, 2025 and 2024, the Company recorded no spoiled inventory as costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

The Company had implemented a change in accounting estimate with respect to the valuation of inventory. Refer to Note 1(h) for further details.

Note 4 - Acquisitions

Cheetah Acquisition

On December 30, 2024, the Company entered into an Asset Purchase Agreement (the "Cheetah Purchase Agreement") with Cheetah Enterprises, Inc. (the "Cheetah Seller"), pursuant to which, the Company acquired substantially all the assets related to the Cheetah Seller's wholesale business, including the manufacture, marketing, and sale of cannabis distillate vaporize products in the states of Illinois and Pennsylvania under the "Cheetah" brand (the "Brand"), but excluding certain excluded assets (the "Cheetah Purchased Assets") together with certain assumed liabilities related to the Cheetah Purchased Assets (the "Cheetah Acquisition"). The purchase price (the "Purchase Price") for the Cheetah Purchased Assets was approximately $3.5 million, and included (i) common shares at an aggregate deemed value of approximately $1.5 million, which the Company recorded at a fair value on acquisition of $1.2 million, to be issued in three (3) tranches; (ii) upon the completion of certain performance benchmarks (if the Brand does not meet the performance benchmark by the payment date, such payment date will be delayed until the later of (x) thirty (30) days or (y) until such time the Brand achieves the applicable performance benchmark; provided, the full cash consideration shall not be delayed more than twenty-four (24) months after closing);and (iii) additional consideration based on EBITDA generated by the Brand (the "Earn-Out") over the next three years which is payable annually in cash, with the final payment due on or before April 1, 2028.

The Company determined that the Cheetah Acquisition was a business combination under ASC 805 whereby the total consideration was recorded by allocating the purchase consideration to the net assets and liabilities acquired based on their estimated fair values at the acquisition date. The Company is still in the process of finalizing the valuation of the intangible assets acquired from the Cheetah Acquisition. Once finalized, the excess of the purchase consideration for the Cheetah Acquisition over the fair value of the net assets acquired will be recorded to goodwill.

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for the Cheetah Acquisition as of June 30, 2025:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Consideration:
Cash consideration - paid	$1,100
Cash consideration - accrued	1,000
Common stock - issued	250
Common stock - issuable	1,000
Additional earn-out consideration	3,291
Fair value of consideration	$6,641

Estimated fair values of net assets acquired and liabilities assumed:
Cash	$45
Receivables and prepaid assets	340
Inventory	106
Operating lease right-of-use assets, net	42
Accounts payable	(301)
Accrued and other current liabilities	(87)
Net assets acquired	$145

Goodwill and intangible assets	$6,496

During the six months ended June 30, 2025, preliminary acquisition date values compared to the preliminary values recorded at acquisition date changed as follows:

	Preliminary allocation at acquisition	Adjustments	As adjusted
Cash consideration - paid	$675	$425	$1,100
Cash consideration - accrued	1,325	(325)	1,000
Common stock - issued	—	250	250
Common stock - issuable	1,167	(167)	1,000
Additional earn-out consideration	3,127	164	3,291
Goodwill and intangible assets	6,148	348	6,496

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

Acquisition-related costs are recorded within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations. The Company recorded no acquisition-related costs during the six months ended June 30, 2025 and 2024.

Pro forma financial information is not disclosed as the results are not material to the Company’s consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 5 - Long-Term Debt

The following table summarizes long term debt outstanding as of June 30, 2025:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2025	$14,968	$114,298	$30,615	$21,750	$696	$182,327
Paid-in-kind interest	—	4,963	1,244	995	—	7,202
Accretion of balance	367	1,518	—	516	—	2,401
Debt extinguishment	—	—	—	—	(686)	(686)
Debt repayment	(4,124)	—	—	—	(10)	(4,134)
As of June 30, 2025	$11,211	$120,779	$31,859	$23,261	$—	$187,110

As of June 30, 2025, the total and unamortized debt discount costs were $21.9 million and $9.0 million, respectively (December 31, 2024— $21.9 million and $11.4 million, respectively).

As of June 30, 2025, total interest paid on long-term debt was $0.9 million (December 31, 2024 - $1.5 million).

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

On February 2, 2024, in order to facilitate the 2024 NJ Amendment (as defined below), the parties agreed to a short-term extension of the maturity date from February 2, 2024 to February 16, 2024. On February 16, 2024, ICH and INJ entered into another amendment (the"2024 NJ Amendment") to the Senior Secured Bridge Notes. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remained at 12% per annum, but the interest accruing after February 16, 2024 will be payable in quarterly cash payments (the first interest payment being on May 16, 2024). In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of ICH's common shares at a price per share equal to the volume-weighted average trading price of ICH's common shares on the CSE for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, ICH and INJ agreed to utilize twenty-five percent (25%) of Non-Operational Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, "Non-Operational Cash Receipts" means cash ICH received which is not derived from the sale of cannabis products in the ordinary course of business of ICH, whether through retail, wholesale or otherwise. As of June 30, 2025, a total amount of $4.1 million (December 31, 2024 - $Nil) has been paid from Non-Operational Receipts.

In accordance with debt extinguishment accounting guidance outlined in ASC 470 "Debt", the terms of the Senior Secured Bridge Notes were materially modified pursuant to both the Amendment and 2024 NJ Amendment and as such, for the three and six months ended June 30, 2025 the Company recorded a loss on debt extinguishment of $Nil and $Nil, respectively (June 30, 2024 - $Nil and $0.1 million, respectively), on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the carrying value of $14.3 million.

For the three and six months ended June 30, 2025, interest expense of $0.4 million and $0.8 million, respectively (June 30, 2024 - $0.4 million and $0.9 million, respectively), and accretion expense of $0.2 million and $0.4 million, respectively (June 30, 2024 - 0.2 million and less than $0.3 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of June 30, 2025. The Senior Secured Bridge Notes mature on February 16, 2026 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2025, interest expense of $2.6 million and $5.0 million, respectively (June 30, 2024 - $2.3 million and $4.6 million, respectively), and accretion expense of $0.7 million and $1.5 million, respectively (June 30, 2024 - $0.8 million and $1.5 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of June 30, 2025. The June Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2025, interest expense of $0.5 million and $1.0 million, respectively (June 30, 2024 - $0.4 million and $0.9 million, respectively), and accretion expense of $0.2 million and $0.5 million, respectively (June 30, 2024 - $0.3 million and $0.5 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of June 30, 2025. The June Unsecured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2025, interest expense of $0.6 million and $1.2 million, respectively (June 30, 2024 — $0.6 million and $1.2 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of June 30, 2025. The Additional Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the six months ended June 30, 2025:

•
On January 9, 2025, the Company issued common shares totaling 41,667 with respect to the Cheetah Acquisition (Refer to Note 4).
•
On January 14, 2025, the Company issued 26,661 common shares for vested restricted stock units (“RSUs”). The Company withheld 1,029 common shares to satisfy employees’ tax obligations of less than $0.1 million.
•
On April 1, 2025, the Company issued 213 common shares for vested RSUs. The Company withheld 67 common shares to satisfy employees’ tax obligations of less than $0.1 million.
•
On April 23, 2025, the Company withheld 9,910 common shares for RSUs to satisfy employees' tax obligations of $0.1 million.

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
(b)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Common share options	7,877	7,877
Restricted stock units	304,337	325,539
Total	312,214	333,416
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

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense is presented within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations. The Company recorded no share-based compensation expense related to stock options for the six months ended June 30, 2025 and 2024.

The following table summarizes certain information in respect of option activity during the period:

	Six Months Ended June 30, 2025			Year Ended December 31, 2024
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	5.53	7,877	$0.05	6.78
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	5.28	7,877	$0.05	5.53

(1)
As of June 30, 2025, 7,877 of the stock options outstanding were exercisable (December 31, 2024 - 7,877).

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

There was no stock option activity for the three and six months ended June 30, 2025 and the year ended December 31, 2024.

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

Certain RSU recipients were also holders of the Original Awards, which were cancelled upon closing the Recapitalization Transaction. The RSUs granted to these employees have been treated as replacement awards (the “Replacement RSUs”) and are accounted for as a modification to the Original Awards. As the fair value of the Original Awards was $Nil on the modification dates,

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

the incremental compensation cost recognized is equal to the fair value of the Replacement RSUs on the modification date, which shall be recognized over the remaining requisite service period. Periodically, the Board awards RSUs to its members and officers. The most recent issuance was on April 25, 2025, where 5,672 RSUs were issued to four officers. The RSUs vest over a period of one to three years. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

During the three and six months ended June 30, 2025, the Company recognized $0.6 million and $1.1 million, respectively of share-based compensation expense associated with the RSUs (June 30, 2024—$0.7 million and $1.2 million, respectively). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of June 30, 2025, there was approximately $1.8 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.03 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Six Months Ended June 30, 2025		Year Ended December 31, 2024
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	298,877	$0.01	315,668	$0.02
Granted	5,672	0.01	144,500	0.01
Vested	(4,945)	0.02	(126,957)	0.02
Forfeited	—	—	(34,334)	0.02
Unvested balance, ending	299,604	$0.01	298,877	$0.01

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Loss before income taxes	$(14,587)	$(2,866)	$(5,428)	$(12,508)
Income tax expense	4,131	6,923	8,140	11,279
Effective tax rate	-28.3%	-241.5%	-150.0%	-90.2%

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

As of June 30, 2025, the Company has $60.3 million of reserves for unrecognized tax positions included as part of long-term liabilities, that, if recognized, would impact the effective tax rate. The reserves were established primarily due to the legal interpretations that challenge the Company's tax liability under IRC Section 280E. The Company has applied the legal interpretation of IRC Section 280E to certain amended returns filed during this fiscal year for the tax years ending December 31, 2020, 2021 and 2022, as well as to future tax filings. The Company had unrecognized tax benefits of $5.9 million for the six months ended June 30, 2025 (June 30, 2024 - $20.1 million). The Company records interest and penalties related to unrecognized tax benefits within the provision for income taxes.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Internal Revenue Service filed Notices of Federal Tax Liens against certain subsidiaries of the Company in the aggregate amount of approximately $14.6 million and $25.0 million for the years ended December 31, 2020 and 2021, respectively. The Company is actively working to resolve these matters with the Internal Revenue Service.

Note 8 - Segment Information

The below table presents results by segment for the three and six months ended June 30, 2025 and 2024:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues, net of discounts
Eastern Region(1)	$33,230	$32,363	$66,572	$62,589
Western Region(2)	1,955	10,636	6,734	21,974
Total	$35,185	$42,999	$73,306	$84,563
Gross profit
Eastern Region	$15,227	$16,269	$32,131	$29,625
Western Region	925	4,421	2,899	8,266
Total	$16,152	$20,690	$35,030	$37,891
Operating expenses:
Selling, general and administrative expenses
Eastern Region	9,979	8,274	19,939	17,071
Western Region	698	2,316	2,106	4,617
Other	5,135	4,315	10,585	9,101
Total	15,812	14,905	32,630	30,789
Depreciation and amortization
Eastern Region	$3,420	$3,831	$6,986	$7,838
Western Region	541	1,759	1,081	3,517
Other	119	114	232	232
Total	$4,080	$5,704	$8,299	$11,587
Write-downs and other charges, net
Eastern Region	1,494	102	$1,308	$118
Western Region	—	204	—	265
Other	136	—	173	320
Total	$1,630	$306	$1,481	$703
Income (loss) from operations
Eastern Region	335	4,062	$3,898	$4,599
Western Region	(314)	143	(288)	(133)
Other	(5,391)	(4,430)	(10,990)	(9,654)
Total	$(5,370)	$(225)	$(7,380)	$(5,188)
Other income (expenses), net:
Eastern Region	$108	$(1,046)	$4,489	$(508)
Western Region	396	(3,423)	28,682	(3,698)
Other	(9,721)	1,827	(31,219)	(3,113)
Total	$(9,217)	$(2,642)	$1,952	$(7,319)
Income tax (benefit) expense
Eastern Region	$1,172	$8,247	$2,679	$9,577
Western Region	343	1,267	630	1,667
Other	2,616	(2,591)	4,831	35
Total	$4,131	$6,923	$8,140	$11,279
Net income (loss)
Eastern Region	$(1,140)	$(4,504)	$5,020	$(5,485)
Western Region	(261)	(4,864)	27,764	(5,499)
Other	(17,317)	(421)	(46,352)	(12,803)
Total	$(18,718)	$(9,789)	$(13,568)	$(23,787)
(1)
Eastern region includes revenue from the sale of our new Cheetah brand of products in Illinois and Pennsylvania.
(2)
Western region no longer includes Nevada operations, as results were deconsolidated as of June 24, 2024.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental segment disclosures:
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Purchase of property, plant and equipment
Eastern Region	$3,614	$680	$8,132	$1,512
Western Region	(6)	83	—	122
Other	4	29	256	36
Total	$3,612	$792	$8,388	$1,670
Purchase of other intangible assets
Eastern Region	$—	$—	$—	$—
Western Region	—	—	—	—
Other	(52)	46	73	62
Total	$(52)	$46	$73	$62

	As of June 30,	As of December 31,
	2025	2024
Assets
Eastern Region	$222,028	$212,007
Western Region	22,140	40,124
Other	24,508	18,912
Total	$268,676	$271,043

Major Customers

Major customers are defined as customers that each individually account for greater than 10.0% of the Company’s annual revenues. For the three and six months ended June 30, 2025 and 2024, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.

Geographic Information

As of June 30, 2025 and 2024, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the three and six months ended June 30, 2025 and 2024, the Company disaggregated its revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net of discounts
iAnthus branded products	$16,447	$21,414	$33,961	$42,616
Third party branded products	12,230	17,412	28,021	33,280
Wholesale/bulk/other products	6,508	4,173	11,324	8,667
Total	$35,185	$42,999	$73,306	$84,563

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of June 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments	$2	$—	$841	$843	$10	$—	$853	$863

Financial liabilities
Contingent consideration payable	$—	$—	$3,297	$3,297	$—	$—	$3,127	$3,127

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.

The Company’s investment in 4Front Venture Corp. as of June 30, 2025 and December 31, 2024, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data available.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2024	$10	$125	$728
Additions	—	—	—
Revaluations	(8)	—	—
Loss on equity method investments	—	—	(12)
Balance as of June 30, 2025	$2	$125	$716

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial Liabilities

The following table summarizes the changes in the Company's Level 3 financial liabilities:

Financial Liabilities
Contingent Consideration Payable

Balance as of December 31, 2024	$3,127
Consideration paid	—
Revaluations	170
Balance as of June 30, 2025	$3,297

As of June 30, 2025, the current portion of the contingent consideration payable is $0.7 million and is presented within accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

The Company’s contingent consideration payable relates to the additional Earn-Out to be paid as part of the Cheetah Acquisition and is categorized as a Level 3 financial instrument within the fair value hierarchy, as specific valuation techniques using unobservable inputs is required. The Company is using a probability-weighted average scenario approach in assigning probabilities across multiple outcomes of the potential EBITDA earned from Cheetah which forms the basis of the Earn-Out. These assumptions include financial forecasts, discount rates, and growth expectations. As of June 30, 2025, the discount rate applied was the Company's incremental borrowing rate of 14.2% and growth expectations on potential EBITDA earned from Cheetah were in the range of 574% to 1,804% in 2025, 98% to 163% in 2026, and 41% to 118% in 2027. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value.

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$23,261	$21,984	$21,750	$20,142
June Secured Debentures	152,638	144,499	144,913	134,096
Secured Notes	11,211	12,392	14,968	15,223
Other	—	—	696	687
Total	$187,110	$178,875	$182,327	$170,148

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the Company’s contractual obligations and commitments as of June 30, 2025:

	2026	2027	2028	2029	2030
Operating leases	$7,211	$6,915	$6,828	$6,792	$6,420
Service and other contracts	1,893	111	236	—	—
Long-term debt	14,330	216,298	—	97	111
Consideration to be paid from acquisitions	2,000	705	2,586	—	—
Total	$25,434	$224,029	$9,650	$6,889	$6,531

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes (the "MA Notes") as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. As security for payments under the notes, Mayflower executed a security agreement, granting it a first priority lien on the Purchased Assets. The proceeds from the Cash Closing Payment was used by the Company to satisfy certain federal tax obligations. The Company recognized a gain on disposal of $2.6 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed as of the MA Closing Date, which was presented in "recoveries, write-downs and other charges, net" on the consolidated statements of operations for the year ended December 31, 2024. Since the MA Closing Date, the Company has not received any of the scheduled payments pursuant to the MA Notes from the MA Buyer. As a result, the Company recorded a credit loss provision of $1.4 million, which is included within "write-downs and other charges, net" on the unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2025. As of June 30, 2025, the balance including accrued interest with respect to the MA Notes is $0.9 million (December 31, 2024 - $2.3 million)

On February 23, 2024, the Company's wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated, third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer, including GMNV's co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada, its adult-use dispensary in Las Vegas, Nevada, and its two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). After closing adjustments, the aggregate proceeds to be received from the sale are $5.9 million (the "Purchase Price"). Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement ("NV Closing") and the remaining balance of the Purchase Price is to be paid on a quarterly basis, beginning six months after the NV Closing, over 36 months with interest accruing at 8% per annum.

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

The NV Closing was subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On March 20, 2025, the Company received approval from the NV CCB for the NV Purchase Agreement and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, the Company received $3.5 million in cash of the Purchase Price, while the remainder is paid through quarterly repayments by way of a promissory note (the "NV Note") issued by the NV Buyer, with quarterly repayments expected to commence in September 2025. Accordingly, the Company recognized a gain of $5.7 million, which is the aggregate fair value of the consideration

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

to be received from the Buyer, which is presented in "interest and other income" on the unaudited interim condensed consolidated statements of operations for the six months ended June 30, 2025. As of June 30, 2025, the balance including accrued interest with respect to the NV Note is $2.3 million.

On February 6, 2025, the Company entered into definitive agreements (the "AZ Purchase Agreements") with an unaffiliated third-party buyer (the "AZ Buyer"), pursuant to which the Company agreed to sell three dispensaries and two processing/cultivation facilities in Arizona for aggregate consideration of approximately $36.5 million (the "AZ Transaction"). The AZ Transaction includes two dispensaries, a processing facility and a cultivation/processing facility located in Mesa, Arizona as well as one dispensary located in Phoenix, Arizona (collectively, the "Facilities"). Following the closing of the AZ Transaction, the Company will continue to operate one dispensary in Mesa, Arizona. Pursuant to the AZ Purchase Agreements, the Company agreed to sell and the AZ Buyer agreed to acquire, substantially all of the assets related to or used in connection with the Facilities, including, but not limited to, all cannabis licenses associated with such businesses and related real property (collectively, the "AZ Purchased Assets"), together with certain assumed liabilities related to the AZ Purchased Assets. The closing of the Transaction is subject to customary conditions precedent, including the receipt of applicable consents and regulatory approvals. The purchase price for the AZ Purchased Assets is approximately $36.5 million and will consist of approximately $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months. The AZ Transaction closed on February 14, 2025, with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. At this time, the Company received cash net of closing adjustments of $15.8 million and recognized the fair value of consideration receivable under the AZ Note of $13.5 million. Accordingly, the Company recognized a gain on deconsolidation of $6.3 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed from deconsolidation, which is presented in "interest and other income" on the unaudited interim condensed consolidated statements of operations for the six months ended June 30, 2025. As of June 30, 2025, the balance including accrued interest with respect to the AZ Note is $13.0 million.

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

The events that allegedly gave rise to the following claims, which occurred prior to the Company’s closing of the MPX Bioceutical Corporation (“MPX”) acquisition (the “MPX Acquisition”) in February 2019, are as follows:

•
There is a claim from alleged former noteholders against the Company and MPX Bioceutical ULC (“MPX ULC”), with respect to alleged payments of $1.3 million made by the noteholders to MPX, claiming the right to receive $115.0 million. On June 4, 2025, the plaintiffs filed an Amended Notice of Civil Claim that, among other things, reduced the plaintiffs' claimed damages from $115.0 million to approximately $3.4 million.

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County initially set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023, but the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. As of the date hereof, the court still has not set a new trial date. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025; however, the court has vacated this trial date. On December 13, 2024, the court denied each of the parties' respective Motions for Summary Judgment. Further, the parties have been ordered by the court to attend mediation, which occurred on March 7, 2025 and was ultimately unsuccessful. On March 21, 2025, the court issued an order specially setting the trial to begin on April 8, 2025 and on the same day, the Company filed an objection to the order on the basis that that it was not timely issued. Also on March 21, 2025, the court scheduled a case management conference for March 28, 2025 and referred this matter to non-binding arbitration beginning on April 8, 2025. The parties attended non-binding arbitration on April 15, 2025, the results of which are confidential. On March 31, 2025, the court issued an order specially setting the trial to begin on June 17, 2025. On June 15, 2025, the parties executed a settlement agreement (the "Roberts Settlement Agreement"), pursuant to which, the Company agreed to pay the Roberts Plaintiffs a total sum of $5.5 million, payable as follows: (i) $1,250,000 within five (5) business days of executing the Roberts Settlement Agreement; (ii) $150,000 on January 5, 2026; and (iii) starting January 5, 2026, $4,100,000 in equal monthly installments over thirty-six (36) months, bearing simple interest rate of 6% per year. On June 16, 2025, the parties filed a Joint Stipulation to Dismiss this matter with prejudice, which was approved by the court on June 17, 2025.

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

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against the Company in the OSCJ pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and the Company. Specifically, Canaccord alleges that it is owed a cash fee equal to approximately $2.2 million(the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. The Company filed its Statement of Defense on May 17, 2023 in which, the Company disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. The Company also filed a counterclaim against Canaccord, seeking the repayment of $0.3 million payment mistakenly made by the Company towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the Alleged Fee. The hearing on Canaccord's Motion for Summary Judgment was held on June 26, 2025, but the court has not issued its decision yet. On August 8, 2025, the parties executed a settlement agreement, pursuant to which, the Company agreed to pay Canaccord a total sum of $2 million, payable as follows: (i) $0.3 million by August 20, 2025; and (ii) $1.7 million in 24 equal monthly installments, beginning on September 19, 2025.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 12 - Related Party Transactions

	June 30,	December 31,
	2025	2024
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	11,211	—
Long-term debt, net of issuance costs (1)	170,335	177,925
Accrued and other current liabilities	5,192	9,461
Total	$186,738	$187,386

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 5 for further discussion.

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, the Company's then-Chief Financial Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Faraut and the Company executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut received certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut received total cash compensation in the amount of approximately $0.2 million, which was payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, the Company will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut served in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 accelerated and fully vested upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of June 30, 2025, the total balance owed to Mr. Faraut is $Nil (December 31, 2024 - $Nil)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full.

On February 5, 2025, the Company entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. As of June 30, 2025, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $3.4 million (December 31, 2024 – $9.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of June 30, 2025 the outstanding related party portion of the interest payable was $0.2 million (December 31, 2024 - $0.2 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Six Months Ended June 30,
	2025	2024
Income taxes (including interest and penalties)	$4,551	$1,740
Interest	865	527

(b) Changes in operating assets and liabilities are comprised of the following:

	Six Months Ended June 30,
	2025	2024
Decrease (increase) in:
Accounts receivables, net	$5,664	$(2,465)
Prepaid expenses	(168)	294
Inventories, net	(4,115)	(1,211)
Other current assets	(1,221)	(411)
Other long-term assets	395	(440)
Operating leases	(810)	(876)
(Decrease) increase in:
Accounts payable	2,067	990
Accrued and other current liabilities	2,170	(10,690)
Uncertain tax position liabilities	5,947	21,137
	$9,929	$6,328

(c) Depreciation and amortization are comprised of the following:

	Six Months Ended June 30,
	2025	2024
Property, plant and equipment	$3,498	$4,610
Operating lease ROU assets	1,010	987
Intangible assets	4,801	6,978
	$9,309	$12,575

(d) Write-downs, (recoveries),and other charges, net are comprised of the following:

	Six Months Ended June 30,
	2025	2024

Account receivable	$112	$521
Notes receivable	1,362	—
Share issuance	—	320
Operating lease ROU assets	—	(136)
Property, plant and equipment	7	(2)
	$1,481	$703

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(e) Significant non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2025	2024
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$7,201	$6,920
Non-cash issuance of shares for the Cheetah Acquisition	250	—
Non-cash issuance of shares from Senior Secured Bridge Notes Amendment	—	1,581
Non-cash issuance of shares for legal settlements	—	320
Non-cash issuance of Senior Secured Bridge Notes	—	14,345
Assets classified as held for sale	—	1,292
Non-cash extinguishment of Senior Secured Bridge Notes	—	(15,813)

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of June 30, 2025, the Company held $0.5 million as restricted cash (December 31, 2024—less than $0.6 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	June 30, 2025	December 31, 2024
Cash	$23,463	$18,543
Restricted cash	476	556
Total cash and restricted cash presented in the statements of cash flows	$23,939	$19,099

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

Through our subsidiaries, we currently own and/or operate 38 dispensaries and four cultivation and/or processing facilities in seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate up to an additional three dispensary licenses and/or dispensary facilities in one states, plus an uncapped number of dispensary licenses in Florida, and up to ten cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in seven U.S. states, all subject to the necessary regulatory approvals.

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

For further discussion, refer to Note 4 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Acquisition of LMS

On December 8, 2017, CGX Life Sciences, Inc. ("CGX"), our wholly-owned subsidiary, entered into two option agreements, as amended, with LMS Wellness, Benefit LLC ("LMS") and William Huber ("Huber"), the sole member of LMS, pursuant to which, CGX was granted an option to acquire 100% ownership of LMS. We exercised our option to acquire LMS on November 22, 2021, subject to regulatory approval by the Maryland Cannabis Administration (the "MCA"). On March 4, 2025, the MCA approved the transfer of 100% of the ownership of LMS to CGX. Our acquisition of LMS was contested by LMS and Huber (see "Part II, Item 1 - Legal Proceedings - Claim by Maryland License Holder" further discussion), but we closed on the acquisition of LMS on April 21, 2025

Dispositions

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

The NV Closing was subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On March 20, 2025, we received approval from the NV CCB for the NV Purchase Agreement and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, we received $3.5 million in cash of the Purchase Price, while the remainder is paid through quarterly repayments by way of a promissory note issued by the NV Buyer (the "NV Note"). We recognized a gain of $5.7 million which is the aggregate fair value of the consideration, which is presented in "interest and other income" on the consolidated statements of operations for the three months ended March 31, 2025. As of June 30, 2025, the balance including accrued interest with respect to the NV Note is $2.3 million.

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

The AZ Transaction closed on February 14, 2025, with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. As of February 14, 2025, all closing conditions of the AZ Purchase Agreement had been met and that is the date that the AZ Transaction closed and the AZ Buyer assumed full managerial and operational control of the AZ Purchased Assets. Upon closing, we received cash of $15.8 million from the AZ Buyer, net of closing adjustments and tax payments, and recognized the fair value the AZ Note at $13.5 million. As of June 30, 2025, the balance including accrued interest with respect to the AZ Note is $13.0 million.

We recognized a gain on deconsolidation of $6.3 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed from deconsolidation, which is presented in "interest and other income" on the consolidated statements of operations for the three months ended March 31, 2025.

Recent Developments

Legal Proceedings

Please refer to Note 1(h), “Organization and Description of Business,” of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Revenues and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2025	2024	2025	2024
Revenues
Eastern Region	$33,230	$32,363	$66,572	$62,589
Western Region	1,955	10,636	6,734	21,974
Total revenues	$35,185	$42,999	$73,306	$84,563

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(18,003)	$(16,094)	$(34,441)	$(32,964)
Western Region	(1,030)	(6,215)	(3,835)	(13,708)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(19,033)	$(22,309)	$(38,276)	$(46,672)

Gross profit
Eastern Region	$15,227	$16,269	$32,131	$29,625
Western Region	925	4,421	2,899	8,266
Total gross profit	$16,152	$20,690	$35,030	$37,891

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey, as well as our operations under the new Cheetah brand in Illinois and Pennsylvania. The Western region includes our operations in Arizona and Nevada. Results from our Nevada business was included until June 24, 2024, when it was then deconsolidated.

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2025	2024	2025	2024

Total operating expenses	$21,522	$20,915	$42,410	$43,079
Total other income (expenses)	(9,217)	(2,641)	1,952	(7,319)
Income tax expense	4,131	6,923	8,140	11,279

Selling, General and Administrative Expenses Details

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2025	2024	2025	2024

Salaries and employee benefits	$7,118	$6,364	$14,877	$13,717
Severance	41	77	41	254
Share-based compensation	544	726	1,065	1,160
Legal and other professional fees	1,832	1,802	4,233	3,905
Facility, insurance and technology costs	3,200	3,341	6,386	6,702
Marketing expenses	1,237	888	2,382	1,782
Travel and pursuit costs	444	302	864	499
Amortization on right-of-use assets	520	500	1,010	987
Other general corporate expenditures	876	905	1,772	1,783
Total	$15,812	$14,905	$32,630	$30,789

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

Results of Operations for the Three Months Ended June 30, 2025 and 2024

Eastern region

For the three months ended June 30, 2025, our sales revenues in the eastern region were $33.2 million as compared to $32.4 million for the three months ended June 30, 2024, which represents an increase of 2.7%. The main drivers for the increase in revenues are from higher revenues in New Jersey by $0.8 million, mainly from the continued expansion of the wholesale program and increased production of in-house products in the state. In Maryland, there was a $0.4 million increase in revenues from the continued expansion of the adult-use program during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Additionally, we had recognized $0.9 million revenues from our new markets, Illinois and Pennsylvania, during the three months ended June 30, 2025, as compared to $Nil during the three months ended June 30, 2024. This was partially offset by: lower revenues in Florida of $0.8 million, primarily due to competitive pressure which led to price compression and lower sales volume.

For the three months ended June 30, 2025, gross profit was $15.2 million, or 45.8% of sales revenues, as compared to a gross profit of $16.3 million, or 50.3% of sales revenues, for the three months ended June 30, 2024. The decrease is primarily attributable to a $2.4 million decrease in gross profit in Florida due to increased competitive pressures which led to price compression, higher retail promotions, and lower production volumes which resulted in a higher cost per gram of inventory sold during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This was offset by a $0.5 million increase in gross profit in New Jersey as we continue to produce and sell more higher margin in-house products to meet adult-use demand in the state. In addition, gross profit in Massachusetts increased by $0.4 million due to improved operations at the Fall River facility, from increased efficiency in reducing costs and improving output within the cultivation and production processes during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Gross profit from the new markets, Illinois and Pennsylvania, was $0.4 million during the three months ended June 30, 2025, as compared to $Nil during the three months ended June 30, 2024.

During the three months ended June 30, 2025, approximately 9,310 pounds of plant material was harvested in the eastern region as compared to approximately 15,925 pounds harvested during the three months ended June 30, 2024. The decrease in harvested plant material is primarily attributable to the timing of harvests in Florida and Massachusetts during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Decreases in harvest volumes from timing in Florida and Massachusetts were partially offset by an increase in harvested plant material in New Jersey at the Pleasantville facility following the continued expansion of operations to meet demand under the adult-use program during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Western region

For the three months ended June 30, 2025, our sales revenues in the western region were $2.0 million as compared to $10.6 million for the three months ended June 30, 2024, which represents a decrease of 81.6%. The decrease in sales revenues is attributable to the deconsolidation of Nevada operations as of June 24, 2024, and deconsolidation of three dispensaries and two facility sites in Arizona, following the sale which closed as of February 10, 2025.

For the three months ended June 30, 2025, gross profit was $0.9 million, or 47.3% of sales revenues, as compared to a gross profit of $4.4 million, or 41.6% of sales revenues, for the three months ended June 30, 2024. The lower gross profit is attributable to the reduced operational activity in the western region during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, following the deconsolidation of our operations in Nevada and certain assets in Arizona. Notwithstanding the decrease in gross profit, the increase in gross margin is primarily attributable to a favorable sales mix within the western region, as there were no wholesale revenues recognized from both Arizona and Nevada markets during the three months ended June 30, 2025, as compared to $0.7 million of wholesale revenues recognized during the three months ended June 30, 2024. Wholesale gross margins earn substantially lower than retail margins in 2024.

During the three months ended June 30, 2025, there was no production activity in the western region as a result of the sale of our Nevada and Arizona facilities. This compared to approximately 911 pounds harvested during the three months ended June 30, 2024.

Total operating expenses

For the three months ended June 30, 2025, our total operating expenses were $21.5 million as compared to $20.9 million for the three months ended June 30, 2024, which represents an increase of 2.9%.

The increase in total operating expenses resulted from an increase of $0.9 million in our selling, general, and administrative expenses which is attributable to: $0.7 million increase in our salaries, severance and employee expenses from higher emoluments during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024; a $0.4 million increase of legal, marketing and other professional fees during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This was partially offset by a $0.2 million decrease in share-based compensation from less grants of restricted stock units to employees during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

In addition, the increase in total operating expenses was attributable to a $1.3 million increase in write-downs and other charges, attributed to additional credit loss provisions of $1.4 million recognized during the three months ended June 30, 2025, as compared to $0.1 million in recoveries during the three months ended June 30, 2024, The increase in credit loss provision during the three months ended June 30, 2025 is related to the promissory notes recognized following the sale of certain assets in Massachusetts in 2024.

The increase in total operating expenses was partially offset by a $1.6 million decrease in our depreciation and amortization expenses during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. We had a lower depreciable fixed and intangible asset base following the Arizona and Nevada divestitures. In addition, certain property, plant, and equipment as well as intangible assets and other were fully depreciated in 2024.

Total other income and expenses

For the three months ended June 30, 2025, our total other expenses were $9.2 million as compared to total other expenses of $2.6 million for the three months ended June 30, 2024, which represents an increase of 249.0%.

The increase in total other expenses during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 is mainly attributable to a $5.5 million increase in other general corporate expenditures resulting from settlement expenditures during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024; a $1.2 million decrease in other income as a result of: $2.2 million gain on the deconsolidation of our Nevada operations during the three months ended June 30, 2024; partially offset by a $0.5 million increase in employee retention tax credit refunds received in Florida, a $0.5 million increase in interest income earned from the promissory notes recognized following the AZ Transaction, and a $0.1 million gain from investment in associates.

In addition, total other expenses decreased by $0.2 million from lower interest expense charged on the deferred professional fees as the principal balance has significantly decreased during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Accretion expense and losses from fluctuations in the fair value of financial instruments have remained consistent during the three months ended June 30, 2025 and 2024.

Income tax expense

For the three months ended June 30, 2025, our income tax expense was $4.1 million as compared to $6.9 million for the three months ended June 30, 2024, which represents a decrease of 40.3%. The decrease in income tax expense is attributable to certain non-deductible items and mix of our pre-tax income across various jurisdictions, impacting our effective tax rate during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

Eastern region

For the six months ended June 30, 2025, our sales revenues in the eastern region were $66.6 million as compared to $62.6 million for the six months ended June 30, 2024, which represents an increase of 6.4%. The main drivers for the increase in revenues are from higher revenues in New Jersey by $2.0 million, mainly from the continued expansion of the wholesale program and increased production of in-house products in the state. Additionally, we had recognized $2.0 million in wholesale revenues in Illinois and Pennsylvania during the six months ended June 30, 2025, as compared to $Nil in the six months ended June 30, 2024.

For the six months ended June 30, 2025, gross profit was $32.1 million, or 48.3% of sales revenues, as compared to a gross profit of $29.6 million, or 47.3% of sales revenues, for the six months ended June 30, 2024. Gross profit increased in Maryland and New Jersey by a combined $1.6 million as we continue to produce and sell more higher margin in-house products to meet adult-use demand during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Gross profit earned in Illinois and Pennsylvania was $0.7 million during the six months ended June 30, 2025, as compared to $Nil during the six months ended June 30, 2024.

During the six months ended June 30, 2025, approximately 20,170 pounds of plant material was harvested in the eastern region as compared to approximately 28,690 pounds harvested during the six months ended June 30, 2024. The decrease in harvested plant material is primarily attributed to lower harvested volumes in Florida following the impact of Hurricane Milton on the operating capacity at the shade house since the end of 2024; and due to the timing of harvests in Massachusetts during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was partially offset by an increase in harvested plant material in New Jersey primarily attributable to increased cultivation and production activities at the Pleasantville facility following the continued expansion of operations to meet demand under the adult-use program during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Western region

For the six months ended June 30, 2025, our sales revenues in the western region were $6.7 million as compared to $22.0 million for the six months ended June 30, 2024, which represents a decrease of 69.4%. The decrease in revenues in the western region is attributed to the deconsolidation of Nevada operations as of June 24, 2024, and deconsolidation of three dispensaries and two facility sites in Arizona, following the sale which closed as of February 10, 2025.

For the six months ended June 30, 2025, gross profit was $2.9 million, or 43.0% of sales revenues, as compared to a gross profit of $8.3 million, or 37.6% of sales revenues, for the six months ended June 30, 2024. The lower gross profit is attributable to the reduced operational activity in the western region during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, following the divestitures in Nevada and certain assets in Arizona. Despite the decrease in gross profit, the increase in gross margin is primarily attributable to a favorable sales mix, as there were no wholesale revenues recognized in Arizona and Nevada during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, which earn lower gross margin.

During the six months ended June 30, 2025, approximately 560 pounds of plant material was harvested in the western region as compared to approximately 2,899 pounds harvested during the six months ended June 30, 2024. The decrease is attributed to the divestitures of our Arizona and Nevada facilities.

Total operating expenses

For the six months ended June 30, 2025, our total operating expenses were $42.4 million as compared to $43.1 million for the six months ended June 30, 2024, which represents an decrease of 1.6%.

The increase in total operating expenses resulted from an increase of $1.8 million in our selling, general, and administrative expenses which is attributable to: $0.9 million increase in our salaries, severance and employee expenses from higher emoluments and timing of payments during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024; $0.9 million increase of legal, marketing and other professional fees during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, attributed to increased advertising and promotional events; $0.4 million increase in travel and pursuit costs during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This was partially offset by a $0.1 million decrease in share-based compensation from fewer grants of restricted stock units to employees; and $0.3 million decrease in facility, insurance and technology costs during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, mainly from lower rent and security charges.

In addition, the increase in total operating expenses was attributable to a $0.8 million increase in write-downs and other charges, attributed to additional credit loss provisions of $1.5 million during the six months ended June 30, 2025, as compared to credit loss provisions of $0.5 million and settlement costs $0.3 million, partially offset by a $0.1 million gain recognized on an early termination of a lease in Florida during the six months ended June 30, 2024. The increase in credit loss provision during the six months ended June 30, 2025 is related to the promissory notes recognized following the sale of certain assets in Massachusetts in 2024

The increase in total operating expenses was partially offset by a $3.3 million decrease in our depreciation and amortization expenses during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. We had a lower depreciable fixed and intangible asset base following the Arizona and Nevada divestitures. In addition, certain property, plant, and equipment as well as intangible assets and other were fully depreciated in 2024.

Total other income and expenses

For the six months ended June 30, 2025, our total other income was $2.0 million as compared to total other expenses of $7.3 million for the six months ended June 30, 2024, which represents an increase of 126.7%.

The increase in total other income and expenses during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 is mainly attributable to a $9.2 million increase in other income, resulting from: a $6.3 million gain on the AZ Transaction; $3.5 million gain following the closing of the Nevada divestiture; $3.1 million from employee tax credit refunds received during the six months ended June 30, 2025; $1.0 million in deferred professional fees forgiveness; $0.5 million in interest income earned from the promissory notes recognized from the AZ Transaction; and a $0.3 million increase in other non-operating income from subleases, license fees and ATM revenues collected from our various store locations, partially offset by a $5.5 million increase in other general corporate expenditures related to settlement expenditures during the six months ended June 30, 2025

In addition, total other expenses decreased by $0.2 million due to: lower interest on deferred professional fees from lower interest expense charged on the deferred professional fees as the principal balance has reduced significantly; decrease in loss on debt extinguishment related to the February 16, 2024 amendment to the Senior Secured Bridge Notes; and a small increase in losses from fluctuations in the fair value of financial instruments, partially offset by $0.2 million increase in accretion expenses during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Income tax expense

For the six months ended June 30, 2025, our income tax expense was $8.1 million as compared to $11.3 million for the six months ended June 30, 2024, which represents a decrease of 27.8%. The decrease in income tax expense is attributable to certain non-deductible items and the mix of pre-tax income across various jurisdictions. impacting out effective tax rate during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we held unrestricted cash of $23.5 million (December 31, 2024—$18.5 million), an accumulated deficit of $1,348.8 million (December 31, 2024—$1,335.3 million) and a working capital deficit of $21.1 million (December 31, 2024—$0.7 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations. We expect to finance our upcoming capital plans through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Six Months Ended June 30, 2025, as Compared to the Six Months Ended June 30, 2024

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the six months ended June 30, 2025 was $6.3 million as compared to $5.9 million for the six months ended June 30, 2024. The increase in our net cash provided from operating activities during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was due primarily to the following: our net loss of $13.6 million, adjusted for $9.3 million of depreciation and amortization expense; $8.3 million in interest expense; $0.5 million in interest income earned from the Arizona promissory notes; $1.1 million in share-based compensation expense; $2.4 million of accretion expense; $12.1 million gain from deconsolidation from our Nevada and Arizona operations; less than $0.1 million loss on our equity method investment and inventory reserves; $1.5 million in write-downs and other charges, from credit loss provisions; and $9.9 million from changes in operating assets and liabilities items during the six months ended June 30, 2025.

Changes in other operating assets for the six months ended June 30, 2025 include an increase in cash from inventory of $2.9 million due to the timing of purchases and higher sales volumes in both Maryland and New Jersey during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, a decrease from accounts receivable of $8.2 million from higher wholesale sales and the timing of collections during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, and an increase in prepaid expenses of $0.5 million during the six months ended June 30, 2025, mainly relating to the amortization of insurance and rent, as compared to the six months ended June 30, 2024.

Changes in other operating liabilities for the six months ended June 30, 2025 include a decrease in uncertain tax position liabilities of $15.2 million due to accrued income taxes being recognized as an uncertain tax position during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, an increase in accrued and other current liabilities of $12.9 from additional accrued income taxes and certain amended tax liabilities being reclassified to uncertain tax positions, and an increase in accounts payable of $1.1 million, mainly a function of the timing of purchases, as compared to the six months ended June 30, 2024.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2025 was $7.8 million as compared to net cash of $2.1 million used in investing activities during the six months ended June 30, 2024. The increase in cash from investing activities was primarily attributable to: $15.8 million proceeds received from the sale of certain assets in Arizona; $0.9 million in payments received from the Arizona promissory notes during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024; and capital contribution to our investments in associates was $Nil during the six months ended June 30, 2025, as compared to $0.3 million during the six months ended June 30, 2024. This was partially offset by $6.7 million in higher capital expenditures for funding cultivation, processing and dispensary projects in Florida, Maryland, New York, and New Jersey; less than $0.1 million increase in other intangible assets expenditures primarily related to software development; and $0.4 million in consideration payments related to the Cheetah Acquisition during the six months ended June 30, 2025, as compared to $Nil the six months ended June 30, 2024.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $9.3 million as compared to net cash used in financing activities of less than $0.1 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, we paid $0.1 million on our employees' behalf as part of RSUs issuances, as compared to less than $0.1 million during the six months ended June 30, 2024. Further, we repaid $9.1 million of debt during the six months ended June 30, 2025, as compared to less than $0.1 million during the six months ended June 30, 2024.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 4 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Effective as of April 5, 2024 (the "Faraut Resignation Date"), Philippe Faraut, our then-Chief Financial Officer, resigned from his executive positions, including all positions with our subsidiaries and affiliates. in connection with the resignation, we and Mr. Faraut executed a separation agreement (the "Faraut Separation Agreement"), pursuant to which, Mr. Faraut will receive certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut will receive total cash compensation in the amount of approximately $0.2 million, which is payable in equal installments of approximately $25 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, we will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut will serve in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 shall accelerate and fully vest upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. As of June 30, 2025, the total balance owed to Mr. Faraut is $Nil (December 31, 2024 - $Nil).

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of June 30, 2025, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $3.4 million (December 31, 2024 – $9.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of June 30, 2025 the outstanding related party portion of the interest payable was $0.2 million (December 31, 2024 - $0.2 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) reviewing relevant Service Organization Control Reports for key third party service providers; (2) performing effective risk assessment and/or monitor internal controls over financial reporting.

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

On April 12, 2023, the Circuit Court of Palm Beach County initially set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023, but the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025; however, the court has vacated this trial date. On December 13, 2024, the court denied each of the parties' respective Motions for Summary Judgment. Further, the parties have been ordered by the court to attend mediation, which occurred on March 7, 2025 and was ultimately unsuccessful. On March 21, 2025, the court issued an order specially setting the trial to begin on April 8, 2025 and on the same day, the Company filed an objection to the order on the basis that that it was not timely issued. Also on March 21, 2025, the court scheduled a case management conference for March 28, 2025 and referred this matter to non-binding arbitration beginning on April 8, 2025. The parties attended non-binding arbitration on April 15, 2025, the results of which are confidential. On March 31, 2025, the court issued an order specially setting the trial to begin on June 17, 2025. On June 15, 2025, the parties executed a settlement agreement (the "Roberts Settlement Agreement"), pursuant to which, the Company agreed to pay the Roberts Plaintiffs a total sum of $5.5 million, payable as follows: (i) $1,250,000 within five (5) business days of executing the Roberts Settlement Agreement; (ii) $150,000 on January 5, 2026; and (iii) starting January 5, 2026, $4,100,000 in equal monthly installments over thirty-six (36) months, bearing simple interest rate of 6% per year. On June 16, 2025, the parties filed a Joint Stipulation to Dismiss this matter with prejudice, which was approved by the court on June 17, 2025.

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

On August 22, 2023, Walmer, Island, Broughton, Crawford and Puddles filed a Notice of Intention to Proceed with their claim. On June 4, 2025, the plaintiffs filed an Amended Notice of Civil Claim (the "Amended Claim"), which, among other things, revised the relief sought by the plaintiffs. Pursuant to the Amended Claim, the plaintiffs are seeking: (i) damages for failure to pay the Disputed Debentures in the amount of $1,770,263.56 plus bonus and interest; (ii) damages for breach of a consultancy agreement in amount of $440,000 plus $150,000; and (iii) damages for breach of the duty of good faith owed to the plaintiffs in the amount of $1,000,000. The Company and MPX ULC filed its response and counterclaim on July 4, 2025.

Claim by Former Financial Advisor

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against the Company in the Ontario Superior Court of Justice pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and the Company. Specifically, Canaccord alleges that it is owed a cash fee equal to $2,236,000 (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. The Company filed its Statement of Defense on May 17, 2023 in which, the Company disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. The Company also filed a counterclaim against Canaccord, seeking the repayment of a $250,000 payment mistakenly made by the Company towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the

Alleged Fee. The hearing on Canaccord's Motion for Summary Judgment was held on June 26, 2025, but the court has not issued its decision yet. On August 8, 2025, the parties executed a settlement agreement, pursuant to which, the Company agreed to pay Canaccord a total sum of $2,000,000, payable as follows: (i) $300,000 by August 20, 2025; and (ii) $1,700,000 in 24 equal monthly installments, beginning on September 19, 2025

ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive Data File as its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: August 12, 2025	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Justin Vu
Justin Vu
Chief Financial Officer
(Principal Financial and Accounting Officer)