Form 10-Q
period 2025-09-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2025-11-12
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of November 11, 2025 was 6,817,461,358.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Interim Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024 (Audited)	4

	Unaudited Interim Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	5

	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) for the Three and Nine Months Ended September 30, 2025 and 2024	6

	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024	7

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION		48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosure	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

	Signatures	52

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	September 30,	December 31,
	2025 (Unaudited)	2024 (Audited)
Assets
Cash	$17,209	$18,543
Restricted cash	725	556
Accounts receivable, net of allowance for credit losses of $735 (December 31, 2024 - $828)	5,343	5,537
Prepaid expenses	4,025	2,321
Inventories, net	21,176	22,466
Other current assets	4,313	1,643
Assets classified as held for sale	—	23,572
Current Assets	52,791	74,638
Investments	852	863
Property, plant and equipment, net	99,032	87,488
Operating lease right-of-use assets, net	27,466	24,012
Other long-term assets	3,395	5,032
Intangible assets, net	65,741	72,862
Goodwill	6,670	6,148
Total Assets	$255,947	$271,043
Liabilities and Shareholders' (Deficit)
Accounts payable	$10,206	$12,831
Accrued and other current liabilities	44,734	53,516
Current portion of long-term debt, net of issuance costs	8,447	65
Current portion of operating lease liabilities	7,178	6,534
Liabilities classified as held for sale	—	2,347
Current Liabilities	70,565	75,293
Contingent consideration payable	2,674	3,127
Long-term debt, net of issuance costs	180,719	182,262
Long-term portion of operating lease liabilities	24,618	21,599
Other non-current liabilities	3,417	—
Uncertain tax position liabilities	63,553	54,304
Total Liabilities	$345,546	$336,585
Commitments (Refer to Note 10)
Shareholders' (Deficit)

Common shares - no par value. Authorized - unlimited number. 6,817,461 - issued and outstanding (December 31, 2024 - 6,678,395 - issued and outstanding)	—	—
Additional paid-in capital	1,271,794	1,269,738
Accumulated deficit	(1,361,393)	(1,335,280)
Total Shareholders' (Deficit)	$(89,599)	$(65,542)
Total Liabilities and Shareholders' (Deficit)	$255,947	$271,043

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues, net of discounts	$35,389	$40,286	$108,695	$124,849
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(19,807)	(22,202)	(58,083)	(68,874)
Gross profit	15,582	18,084	50,612	55,975

Operating expenses
Selling, general and administrative expenses	15,031	15,648	47,661	46,437
Depreciation and amortization	4,110	5,617	12,409	17,204
Write-downs, (recoveries) and other charges, net	686	(1,925)	2,167	(1,222)
Total operating expenses	19,827	19,340	62,237	62,419

Loss from operations	(4,245)	(1,256)	(11,625)	(6,444)

Interest and other income	554	817	13,198	4,250
Interest expense	(4,145)	(4,352)	(12,428)	(12,745)
Accretion expense	(1,237)	(1,187)	(3,638)	(3,424)
Loss on debt extinguishment	—	—	—	(114)
Losses from changes in fair value of financial instruments	—	(19)	(8)	(28)
Loss before income taxes	(9,073)	(5,997)	(14,501)	(18,505)

Income tax expense	3,472	5,645	11,612	16,924
Net loss	$(12,545)	$(11,642)	$(26,113)	$(35,429)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	6,753,399	6,521,830	6,703,173	6,535,373

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(In thousands of U.S. dollars or shares)

	Three Months Ended September 30, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – June 30, 2025	6,735,930	$1,270,932	$(1,348,848)	$(77,916)
Share-based compensation	72,211	453	—	453
Share settlement for taxes paid related to restricted stock units	(32,346)	(8)	—	(8)
Shares issued for Cheetah Acquisition (Refer to Note 4)	41,666	417	—	417
Net loss	—	—	(12,545)	(12,545)
Balance – September 30, 2025	6,817,461	$1,271,794	$(1,361,393)	$(89,599)

	Nine Months Ended September 30, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders' (Deficit)
Balance – January 1, 2025	6,678,395	$1,269,738	$(1,335,280)	$(65,542)
Share-based compensation	99,085	1,518	—	1,518
Share settlement for taxes paid related to restricted stock units	(43,352)	(129)	—	(129)
Shares issued for Cheetah Acquisition (Refer to Note 4)	83,333	667	—	667
Net loss	—	—	(26,113)	(26,113)
Balance – September 30, 2025	6,817,461	$1,271,794	$(1,361,393)	$(89,599)

	Three Months Ended September 30, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – June 30, 2024	6,615,326	$1,268,991	$(1,351,431)	$(82,440)
Share-based compensation	17,977	524	—	524
Share settlement for taxes paid related to restricted stock units	(6,423)	(89)	—	(89)
Net loss	—	—	(11,642)	(11,642)
Balance – September 30, 2024	6,626,880	$1,269,426	$(1,363,073)	$(93,647)

	Nine Months Ended September 30, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – January 1, 2024	6,510,527	$1,265,978	$(1,327,644)	$(61,666)
Share-based compensation	43,924	1,684	—	1,684
Shares settlement for taxes paid related to restricted stock units	(8,885)	(137)	—	(137)
Shares issued for legal settlement - (Refer to Note 6)	20,000	320	—	320
Shares issued for 2024 NJ Amendment	61,314	1,581	—	1,581
Net loss	—	—	(35,429)	(35,429)
Balance – September 30, 2024	6,626,880	$1,269,426	$(1,363,073)	$(93,647)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(26,113)	$(35,429)
Adjustments to reconcile net loss to net cash provided by operations:
Interest income	(944)	(3)
Interest expense	12,428	12,745
Accretion expense	3,638	3,424
Depreciation and amortization	13,946	18,691
Write-downs, (recoveries) and other charges, net (Refer to Note 13)	2,167	(1,222)
Gains from deconsolidation of subsidiaries	(12,085)	(2,120)
Inventory reserve	(112)	159
Share-based compensation	1,518	1,684
Losses from changes in fair value of financial instruments	8	28
Loss on debt extinguishment	—	114
Loss on equity method investments	3	162
Loss on sale of promissory note	1,409	—
Change in operating assets and liabilities (Refer to Note 13)	5,318	12,455
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$1,181	$10,688
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,759)	(2,766)
Acquisition of other intangible assets	(82)	(242)
Investments in associates	—	(320)
Proceeds from sale of property, plant and equipment	2	502
Cash impact from acquisitions	(925)	—
Proceeds from sale of subsidiaries	15,814	—
Proceeds from sale of promissory notes	10,104	—
Proceeds from notes receivables	1,715	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$9,869	$(2,826)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments	(12,086)	(42)
Taxes paid related to net share settlement of restricted stock units	(129)	(137)
NET CASH USED IN FINANCING ACTIVITIES	$(12,215)	$(179)

CASH AND RESTRICTED CASH
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	(1,165)	7,683
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	19,099	13,175
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$17,934	$20,858

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

The Company’s registered office is located at 1055 West Georgia Street, Suite 1500, Vancouver, British Columbia, V6E 4N7, Canada. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “IAN” and on the OTCID Tier of the OTC Markets Group Inc. under the symbol "ITHUF".

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

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2025, or any other period.

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three and nine months ended September 30, 2025, the Company reported net losses of $12.5 million and $26.1 million, respectively. For the nine months ended September 30, 2025, the company generated operating cash inflows of $1.2 million, had a working capital deficiency of $17.8 million, and an accumulated deficit of $1,361.4 million.

As part of management's plans to drive sustainable growth, the Company has completed the divestment of certain assets (See Item 2. - Dispositions" covered by this interim report on Form 10-Q for additional information) to optimize its portfolio, strengthen its balance sheet and focus on key markets with the greatest growth potential. The Company plans on redirecting resources obtained from these divestments to its growth initiatives in Florida, Maryland, New Jersey, Massachusetts and New York, while still maintaining a retail presence in Arizona with one dispensary in Mesa, Arizona, as well as reducing its outstanding debt obligations.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current trade receivables and contract assets under ASC 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, and the Company is evaluating the impact of adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to Accounting for Internal-Use Software, which replaces the existing three-stage model with a single “probable-to-complete” capitalization threshold and incorporates website development into the same guidance. The amendments are effective for annual reporting periods beginning after December 15, 2027, and the Company is evaluating the impact of adoption.

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

Effective January 1, 2025, the Company began estimating the value of its inventory under standard costing which approximates weighted average cost. It is noted that inventory will continue to be carried at the lesser of cost and net realizable value and that both approaches continue to use full absorption costing to allocate all direct and indirect overhead into the valuation inventory. However, using predetermined standard costs offers consistency and accuracy in inventory valuation and offers better analysis of variances between standard and actual costs. The predetermined costs are reviewed and updated on a periodic basis to determine whether variances reflect part of the normal cost of production, and should therefore be reflected as inventory value, or whether they are a period cost and should thus not be included in inventory.

The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change in estimate did not have any material impact on the Company’s unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2025. The Company expects this change in accounting estimate to remain immaterial in future periods.

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

Maturities of lease liabilities for operating leases as of September 30, 2025, were as follows:

Operating Leases
2026	$7,178
2027	6,870
2028	6,836
2029	6,710
2030	6,189
Thereafter	37,971
Total lease payments	$71,754
Less: interest expense	(39,958)
Present value of lease liabilities	$31,796
Weighted-average remaining lease term (years)	10.4
Weighted-average discount rate	18%

For the three and nine months ended September 30, 2025, the Company recorded operating lease expenses of $1.7 million and $5.5 million, respectively (September 30, 2024 – $2.1 million and $6.3 million, respectively), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recorded sublease income of $0.2 million and $0.7 million, respectively (September 30, 2024 – $0.2 million and $0.7 million, respectively), which is included in interest and other income on the unaudited interim condensed consolidated statements of operations.

Operating cash flows from operating leases for the three and nine months ended September 30, 2025 were $1.7 million and $5.1 million, respectively (September 30, 2024 - $1.8 million and $5.6 million, respectively).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Information	Classification	September 30, 2025	December 31, 2024
Operating lease right-of-use assets, net	Operating leases	$27,466	$24,012
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,178	$6,534
Long-term portion of operating lease liabilities	Operating leases	24,618	21,599
Total		$31,796	$28,133

Note 3 - Inventories, net

Inventories are comprised of the following items:

	September 30, 2025	December 31, 2024
Supplies	$6,274	$4,134
Raw materials	3,109	3,815
Work in process	4,509	5,194
Finished goods	7,419	9,570
Inventory reserve	(135)	(247)
Total	$21,176	$22,466

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and nine months ended September 30, 2025 the Company recorded no spoiled inventory (September 30, 2024 - $0.2 million and $0.2 million, respectively), related to costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

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

The Company determined that the Cheetah Acquisition was a business combination under ASC 805 whereby the total consideration was recorded by allocating the purchase consideration to the net assets and liabilities acquired based on their estimated fair values at the acquisition date. The Company is still in the process of finalizing the valuation of the intangible assets acquired from the Cheetah Acquisition, but has provided a preliminary purchase price allocation below. Once finalized, the excess of the purchase consideration for the Cheetah Acquisition over the fair value of the net assets acquired will be recorded to goodwill.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed for the Cheetah Acquisition as of September 30, 2025:

Consideration:
Cash consideration - paid	$1,600
Cash consideration - accrued	500
Common stock - issued	667
Common stock - issuable	500
Additional earn-out consideration	3,548
Fair value of consideration	$6,815

Estimated fair values of net assets acquired and liabilities assumed:
Cash	$45
Receivables and prepaid assets	340
Inventory	106
Operating lease right-of-use assets, net	42
Accounts payable	(301)
Accrued and other current liabilities	(87)
Net assets acquired	$145

Goodwill and intangible assets	$6,670

During the nine months ended September 30, 2025, preliminary acquisition date values compared to the preliminary values recorded at acquisition date changed as follows:

	Preliminary allocation at acquisition	Adjustments	As adjusted
Cash consideration - paid	$675	$925	$1,600
Cash consideration - accrued	1,325	(825)	500
Common stock - issued	—	667	667
Common stock - issuable	1,167	(667)	500
Additional earn-out consideration	3,127	421	3,548
Goodwill and intangible assets	6,149	521	6,670

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

Acquisition-related costs are recorded within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations. The Company recorded no acquisition-related costs during the nine months ended September 30, 2025 and 2024.

Pro forma financial information is not disclosed as the results are not material to the Company’s consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 5 - Long-Term Debt

The following table summarizes long term debt outstanding as of September 30, 2025:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2025	$14,968	$114,298	$30,615	$21,750	$696	$182,327
Paid-in-kind interest	—	7,562	1,895	1,516	—	10,973
Accretion of balance	555	2,298	—	785	—	3,638
Debt extinguishment	—	—	—	—	(686)	(686)
Debt repayment	(7,076)	—	—	—	(10)	(7,086)
As of September 30, 2025	$8,447	$124,158	$32,510	$24,051	$—	$189,166

As of September 30, 2025, the total and unamortized debt discount costs were $21.9 million and $7.8 million, respectively (December 31, 2024 — $21.9 million and $11.4 million, respectively).

As of September 30, 2025, total interest paid on long-term debt was $1.2 million (December 31, 2024 - $1.5 million).

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

On February 2, 2024, in order to facilitate the 2024 NJ Amendment (as defined below), the parties agreed to a short-term extension of the maturity date from February 2, 2024 to February 16, 2024. On February 16, 2024, ICH and INJ entered into another amendment (the"2024 NJ Amendment") to the Senior Secured Bridge Notes. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remained at 12% per annum, but the interest accruing after February 16, 2024 will be payable in quarterly cash payments (the first interest payment being on May 16, 2024). In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of ICH's common shares at a price per share equal to the volume-weighted average trading price of ICH's common shares on the CSE for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, ICH and INJ agreed to utilize twenty-five percent (25%) of Non-Operational Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, "Non-Operational Cash Receipts" means cash ICH received which is not derived from the sale of cannabis products in the ordinary course of business of ICH, whether through retail, wholesale or otherwise. As of September 30, 2025, a total amount of $7.1 million (December 31, 2024 - $Nil) has been paid from Non-Operational Receipts.

In accordance with debt extinguishment accounting guidance outlined in ASC 470 "Debt", the terms of the Senior Secured Bridge Notes were materially modified pursuant to both the Amendment and 2024 NJ Amendment and as such, for the three and nine months ended September 30, 2025 the Company recorded a loss on debt extinguishment of $Nil and $Nil, respectively (September 30, 2024 - $Nil and $0.1 million, respectively), on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the carrying value of $14.3 million.

For the three and nine months ended September 30, 2025, interest expense of $0.3 million and $1.1 million, respectively (September 30, 2024 - $0.5 million and $1.4 million, respectively), and accretion expense of $0.2 million and $0.6 million, respectively (September 30, 2024 - 0.2 million and less than $0.5 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of September 30, 2025. The Senior Secured Bridge Notes mature on February 16, 2026 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2025, interest expense of $2.6 million and $7.6 million, respectively (September 30, 2024 - $2.4 million and $7.0 million, respectively), and accretion expense of $0.8 million and $2.3 million, respectively (September 30, 2024 - $0.8 million and $2.2 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of September 30, 2025. The June Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2025, interest expense of $0.5 million and $1.5 million, respectively (September 30, 2024 - $0.5 million and $1.4 million, respectively), and accretion expense of $0.3 million and $0.8 million, respectively (September 30, 2024 - $0.3 million and $0.7 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of September 30, 2025. The June Unsecured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2025, interest expense of $0.7 million and $1.9 million, respectively (September 30, 2024 — $0.6 million and $1.8 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of September 30, 2025. The Additional Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the nine months ended September 30, 2025:

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
•
On July 8, 2025, the Company issued 4,733 common shares for vested RSUs. The Company withheld 2,229 common shares to satisfy employees’ tax obligations of less than $0.1 million.
•
On August 15, 2025, the Company issued common shares totaling 41,666 with respect to the Cheetah Acquisition (Refer to Note 4).
•
On September 30, 2025, the Company issued 67,478 common shares for vested RSUs. The Company withheld 30,117 common shares to satisfy employees’ tax obligations of less than $0.1 million.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(b)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Common share options	7,877	7,877
Restricted stock units	232,376	325,539
Total	240,253	333,416
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

Awards generally vest over a three-year period and the estimated fair value of the Awards at issuance is recognized as compensation expense over the related vesting period.

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense is presented within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations. The Company recorded no share-based compensation expense related to stock options for the nine months ended September 30, 2025 and 2024.

The following table summarizes certain information in respect of option activity during the period:

	Nine Months Ended September 30, 2025			Year Ended December 31, 2024
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	5.53	7,877	$0.05	6.78
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	4.78	7,877	$0.05	5.53

(1)
As of September 30, 2025, 7,877 of the stock options outstanding were exercisable (December 31, 2024 - 7,877).

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

There was no stock option activity for the three and nine months ended September 30, 2025 and the year ended December 31, 2024.

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

Certain RSU recipients were also holders of the Original Awards, which were cancelled upon closing the Recapitalization Transaction. The RSUs granted to these employees have been treated as replacement awards (the “Replacement RSUs”) and are accounted for as a modification to the Original Awards. As the fair value of the Original Awards was $Nil on the modification dates, the incremental compensation cost recognized is equal to the fair value of the Replacement RSUs on the modification date, which shall be recognized over the remaining requisite service period. Periodically, the Board awards RSUs to its members and officers. The most recent issuances were on April 25, 2025, where 5,672 RSUs were issued to four officers, and on September 29, 2025, where 250 RSUs were issued to an employee. The RSUs vest over a period of one to three years. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

During the three and nine months ended September 30, 2025, the Company recognized $0.4 million and $1.5 million, respectively of share-based compensation expense associated with the RSUs (September 30, 2024—$0.5 million and $1.7 million, respectively). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of September 30, 2025, there was approximately $1.3 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 0.93 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Nine Months Ended September 30, 2025		Year Ended December 31, 2024
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	298,877	$0.01	315,668	$0.02
Granted	5,922	0.01	144,500	0.01
Vested	(72,423)	0.02	(126,957)	0.02
Forfeited	—	—	(34,334)	0.02
Unvested balance, ending	232,376	$0.01	298,877	$0.01

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Loss before income taxes	$(9,073)	$(5,997)	$(14,501)	$(18,505)
Income tax expense	3,472	5,645	11,612	16,924
Effective tax rate	-38.3%	-94.1%	-80.1%	-91.5%

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

As of September 30, 2025, the Company has $63.6 million of reserves for unrecognized tax positions included as part of long-term liabilities, that, if recognized, would impact the effective tax rate. The reserves were established primarily due to the legal interpretations that challenge the Company's tax liability under IRC Section 280E. The Company has applied the legal interpretation of IRC Section 280E to certain amended returns filed during this fiscal year for the tax years ending December 31, 2020, 2021 and 2022, as well as to future tax filings. The Company had unrecognized tax benefits of $61.9 million for the nine months ended September 30, 2024. The Company records interest and penalties related to unrecognized tax benefits within the provision for income taxes.

The Internal Revenue Service filed Notices of Federal Tax Liens against certain subsidiaries of the Company in the aggregate amount of approximately $14.6 million and $25.0 million for the years ended December 31, 2020 and 2021, respectively. The Company is actively working to resolve these matters with the Internal Revenue Service.

Note 8 - Segment Information

The below table presents results by segment for the three and nine months ended September 30, 2025 and 2024:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net of discounts
Eastern Region(1)	$33,545	$31,690	$100,117	$94,279
Western Region(2)	1,844	8,596	8,578	30,570
Total	$35,389	$40,286	$108,695	$124,849
Gross profit
Eastern Region	$14,721	$14,684	$46,852	$44,309
Western Region	861	3,400	3,760	11,666
Total	$15,582	$18,084	$50,612	$55,975
Operating expenses:
Selling, general and administrative expenses
Eastern Region	9,959	8,538	29,897	25,609
Western Region	739	1,842	2,846	6,458
Other	4,333	5,268	14,918	14,370
Total	15,031	15,648	47,661	46,437
Depreciation and amortization
Eastern Region	$3,460	$3,744	$10,446	$11,582
Western Region	540	1,758	1,621	5,275
Other	110	115	342	347
Total	$4,110	$5,617	$12,409	$17,204
Write-downs, (recoveries) and other charges, net
Eastern Region	$591	$(1,974)	$1,899	$(1,857)
Western Region	—	49	—	315
Other	95	—	268	320
Total	$686	$(1,925)	$2,167	$(1,222)
Income (loss) from operations
Eastern Region	$712	$4,375	$4,610	$8,974
Western Region	(419)	(249)	(706)	(382)
Other	(4,538)	(5,382)	(15,529)	(15,036)
Total	$(4,245)	$(1,256)	$(11,625)	$(6,444)
Other income (expenses), net
Eastern Region	$(167)	$(342)	$4,323	$(849)
Western Region	(1,341)	194	27,340	(3,504)
Other	(3,320)	(4,593)	(34,539)	(7,707)
Total	$(4,828)	$(4,741)	$(2,876)	$(12,060)
Income tax (benefit) expense
Eastern Region	$1,355	$5,452	$4,034	$15,028
Western Region	284	1,584	914	3,252
Other	1,833	(1,391)	6,664	(1,356)
Total	$3,472	$5,645	$11,612	$16,924
Net income (loss)
Eastern Region	$(1,003)	$(1,419)	$4,016	$(6,904)
Western Region	(2,044)	(1,639)	25,720	(7,138)
Other	(9,498)	(8,584)	(55,849)	(21,387)
Total	$(12,545)	$(11,642)	$(26,113)	$(35,429)
(1)
Eastern region includes revenue from the sale of our new Cheetah brand of products in Illinois and Pennsylvania.
(2)
Western region no longer includes Nevada operations, as results were deconsolidated as of June 24, 2024.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental segment disclosures:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Purchase of property, plant and equipment
Eastern Region	$8,313	$1,030	$16,445	$2,542
Western Region	—	30	—	152
Other	58	37	314	72
Total	$8,371	$1,097	$16,759	$2,766
Purchase of other intangible assets
Eastern Region	$—	$20	$—	$20
Other	9	160	82	222
Total	$9	$180	$82	$242

	As of September 30,	As of December 31,
	2025	2024
Assets
Eastern Region	$216,842	$212,007
Western Region	9,016	40,124
Other	30,089	18,912
Total	$255,947	$271,043

Major Customers

Major customers are defined as customers that each individually account for greater than 10.0% of the Company’s annual revenues. For the three and nine months ended September 30, 2025 and 2024, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.

Geographic Information

As of September 30, 2025 and 2024, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the three and nine months ended September 30, 2025 and 2024, the Company disaggregated its revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net of discounts
iAnthus branded products	$15,441	$20,207	$49,402	$62,823
Third party branded products	13,173	15,549	41,194	48,829
Wholesale/bulk/other products	6,775	4,530	18,099	13,197
Total	$35,389	$40,286	$108,695	$124,849

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of September 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments	$2	$—	$850	$852	$10	$—	$853	$863

Financial liabilities
Contingent consideration payable	$—	$—	$3,548	$3,548	$—	$—	$3,127	$3,127

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024.

The Company’s investment in 4Front Venture Corp. as of September 30, 2025 and December 31, 2024, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data available.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2024	$10	$125	$728
Additions	—	—	—
Revaluations	(8)	—	—
Loss on equity method investments	—	—	(3)
Balance as of September 30, 2025	$2	$125	$725

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial Liabilities

The following table summarizes the changes in the Company's Level 3 financial liabilities:

Financial Liabilities
Contingent Consideration Payable

Balance as of December 31, 2024	$3,127
Consideration paid	—
Revaluations	421
Balance as of September 30, 2025	$3,548

As of September 30, 2025, the current portion of the contingent consideration payable is $0.9 million and is presented within accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

The Company’s contingent consideration payable relates to the additional Earn-Out to be paid as part of the Cheetah Acquisition and is categorized as a Level 3 financial instrument within the fair value hierarchy, as specific valuation techniques using unobservable inputs is required. The Company is using a probability-weighted average scenario approach in assigning probabilities across multiple outcomes of the potential EBITDA earned from Cheetah which forms the basis of the Earn-Out. These assumptions include financial forecasts, discount rates, and growth expectations. As of September 30, 2025, the discount rate applied was the Company's incremental borrowing rate of 14.2% and growth expectations on potential EBITDA earned from Cheetah were in the range of 574% to 1,804% in 2025, 98% to 163% in 2026, and 41% to 118% in 2027. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table summarizes the Company’s long-term debt instruments at their carrying value and fair value. Refer to Note 5 for further discussion.

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$24,051	$22,859	$21,750	$20,142
June Secured Debentures	156,668	149,252	144,913	134,096
Secured Notes	8,447	8,726	14,968	15,223
Other	—	—	696	687
Total	$189,166	$180,837	$182,327	$170,148

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

The following table summarizes the Company’s contractual obligations and commitments as of September 30, 2025:

	2026	2027	2028	2029	2030
Operating leases	$7,178	$6,870	$6,836	$6,710	$6,189
Service and other contracts	1,948	111	153	—	—
Long-term debt	8,737	216,298	—	97	111
Contingent consideration payable from Cheetah Acquisition	1,000	874	2,674	—	—
Total	$18,863	$224,153	$9,663	$6,807	$6,300

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

Sale of Certain Massachusetts Assets

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes (the "MA Notes") as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. As security for payments under the notes, Mayflower executed a security agreement, granting it a first priority lien on the Purchased Assets. The proceeds from the Cash Closing Payment was used by the Company to satisfy certain federal tax obligations. The Company recognized a gain on disposal of $2.6 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed as of the MA Closing Date, which was presented in "recoveries, write-downs and other charges, net" on the consolidated statements of operations for the year ended December 31, 2024. Since the MA Closing Date, the Company has not received any of the scheduled payments pursuant to the MA Notes from the MA Buyer. As a result, during the three and nine months ended September 30, 2025, the Company recorded credit loss provisions of $0.4 million and $1.8 million respectively, which is included within "write-downs, recoveries, and other charges, net" on the unaudited interim condensed consolidated statements of operations. As of September 30, 2025, the MA Notes, net of credit loss provisions is $0.5 million (December 31, 2024 - $2.3 million), which is the portion of the MA Notes that is secured for repayment via a pledge, under a guarantor's agreement executed by the parties.

Divesture of Nevada Business

On February 23, 2024, the Company's wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated, third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer, including GMNV's co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada, its adult-use dispensary in Las Vegas, Nevada, and its two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business"). After closing adjustments, the aggregate proceeds to be received from the sale are $5.9 million (the "Purchase Price"). Of the total Purchase Price, $3.5 million was paid in cash at the closing of the NV Purchase Agreement ("NV Closing") and the remaining balance of the Purchase Price is to be paid on a quarterly basis, beginning six months after the NV Closing, over 36 months with interest accruing at 8% per annum.

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

The NV Closing was subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On March 20, 2025, the Company received approval from the NV CCB for the NV Purchase Agreement and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, the Company received $3.5 million in cash of the Purchase Price, while the remainder is paid through quarterly repayments by way of a promissory note (the "NV Note") issued by the NV Buyer, in respect of which quarterly repayments commenced in September 2025. Accordingly, the Company recognized a gain of $5.7 million, which is the aggregate fair value of the consideration to be received from the Buyer, which is presented in "interest and other income" on the unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2025.

As of September 30, 2025, the balance outstanding on the NV Note including accrued interest was $2.1 million, of which, $0.8 million is classified within "other current assets" on the unaudited interim condensed consolidated balance sheets.

Sale of Certain Arizona Assets

On February 6, 2025, the Company entered into definitive agreements (the "AZ Purchase Agreements") with an unaffiliated third-party buyer (the "AZ Buyer"), pursuant to which the Company agreed to sell three dispensaries and two processing/cultivation facilities in Arizona for aggregate consideration of approximately $36.5 million (the "AZ Transaction"). The AZ Transaction includes two dispensaries, a processing facility and a cultivation/processing facility located in Mesa, Arizona as well as one dispensary located in Phoenix, Arizona (collectively, the "Facilities"). Following the closing of the AZ Transaction, the Company will continue to operate one dispensary in Mesa, Arizona. Pursuant to the AZ Purchase Agreements, the Company agreed to sell and the AZ Buyer agreed to acquire, substantially all of the assets related to or used in connection with the Facilities, including, but not limited to, all cannabis licenses associated with such businesses and related real property (collectively, the "AZ Purchased Assets"), together with certain assumed liabilities related to the AZ Purchased Assets. The closing of the Transaction is subject to customary conditions precedent, including the receipt of applicable consents and regulatory approvals. The purchase price for the AZ Purchased Assets is approximately $36.5 million and will consist of approximately $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months. The AZ Transaction closed on February 14, 2025, with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. At this time, the Company received cash net of closing adjustments of $15.8 million and recognized the fair value of consideration receivable under the AZ Note of $13.5 million. Accordingly, the Company recognized a gain on deconsolidation of $6.3 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed from deconsolidation, which is presented in "interest and other income" on the unaudited interim condensed consolidated statements of operations for the nine months ended September 30, 2025.

On August 29, 2025 (the "AZ Note Closing Date"), the Company entered into a Promissory Note Purchase Agreement (“AZ Note Purchase Agreement”) with an unaffiliated third-party buyer (the “AZ Note Purchaser”) for the sale of the AZ Note. Pursuant to the AZ Note Purchase Agreement and as of the AZ Note Closing Date, the Company agreed to sell, assign, and transfer to the AZ Note Purchaser all its right, title, and interest in the AZ Note and related security documents (collectively, the “AZ Note Assets”). The aggregate consideration for the AZ Note Assets is $11.3 million, which is payable as follows: (i) $10.1 million in cash on the AZ Note Closing Date, subject to certain adjustments for transaction costs, and (ii) $1.2 million to be held in an escrow account to meet any shortfall amounts as contained in the AZ Note Purchase Agreement, with any outstanding balance in the escrow account to be transferred to the Company on the first anniversary of the AZ Note Closing Date.

Prior to the sale of the AZ Note, the balance including accrued interest on the AZ Note was $12.7 million. Following the AZ Note Closing Date, the Company recognized a loss of $1.4 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the AZ Note, which is presented in "interest and other income" on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

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

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against the Company in the OSCJ pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and the Company. Specifically, Canaccord alleges that it is owed a cash fee equal to approximately $2.2 million (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. The Company filed its Statement of Defense on May 17, 2023 in which, the Company disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. The Company also filed a counterclaim against Canaccord, seeking the repayment of $0.3 million payment mistakenly made by the Company towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the Alleged Fee. The hearing on Canaccord's Motion for Summary Judgment was held on June 26, 2025. On August 8, 2025, the parties executed a settlement agreement, pursuant to which, the Company agreed to pay Canaccord a total sum of $2 million, payable as follows: (i) $0.3 million by August 20, 2025; and (ii) $1.7 million in 24 equal monthly installments, beginning on September 19, 2025.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 12 - Related Party Transactions

	September 30,	December 31,
	2025	2024
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	8,447	—
Long-term debt, net of issuance costs (1)	174,990	177,925
Accrued and other current liabilities	4,008	9,461
Total	$187,445	$187,386

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

On February 5, 2025, the Company entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of September 30, 2025, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2024 – $9.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of September 30, 2025 the outstanding related party portion of the interest payable was $0.1 million (December 31, 2024 - $0.2 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Nine Months Ended September 30,
	2025	2024
Income taxes (including interest and penalties)	$6,105	$2,671
Interest	1,210	1,027

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(b) Changes in operating assets and liabilities are comprised of the following:

	Nine Months Ended September 30,
	2025	2024
Decrease (increase) in:
Accounts receivables, net	$4,897	$(1,525)
Prepaid expenses	(1,831)	(900)
Inventories, net	(3,417)	575
Other current assets	(1,779)	587
Other long-term assets	1,769	(534)
Operating leases	(1,326)	(1,324)
(Decrease) increase in:
Accounts payable	(2,176)	23
Accrued and other current liabilities	(3,322)	(41,372)
Other non-current liabilities	3,253	(5,025)
Uncertain tax position liabilities	9,250	61,950
	$5,318	$12,455

(c) Depreciation and amortization are comprised of the following:

	Nine Months Ended September 30,
	2025	2024
Property, plant and equipment	$5,206	$6,737
Operating lease ROU assets	1,536	1,487
Intangible assets	7,204	10,467
	$13,946	$18,691

(d) Write-downs, (recoveries), and other charges, net are comprised of the following:

	Nine Months Ended September 30,
	2025	2024

Account receivable	$268	$806
Notes receivable	1,807	—
Share issuance	—	320
Operating lease ROU assets	—	(136)
Intangible assets	85	—
Property, plant and equipment	7	(2,212)
	$2,167	$(1,222)

(e) Significant non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2025	2024
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$10,972	$10,401
Non-cash issuance of shares for the Cheetah Acquisition	667	—
Non-cash issuance of shares from Senior Secured Bridge Notes Amendment	—	1,581
Non-cash issuance of shares from Hi-Med settlement agreement	—	320
Non-cash issuance of Senior Secured Bridge Notes	—	14,345
Non-cash extinguishment of Senior Secured Bridge Notes	—	(15,813)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of September 30, 2025, the Company held $0.7 million as restricted cash (December 31, 2024—less than $0.6 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	September 30, 2025	December 31, 2024
Cash	$17,209	$18,543
Restricted cash	725	556
Total cash and restricted cash presented in the statements of cash flows	$17,934	$19,099

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

Through our subsidiaries, we currently own and/or operate 39 dispensaries and four cultivation and/or processing facilities in seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate an uncapped number of dispensary licenses in Florida, and up to ten cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and/or distribute cannabis products in seven U.S. states, all subject to the necessary regulatory approvals.

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

For further discussion, refer to Note 4 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

As of September 30, 2025, the balance including accrued interest with respect to the NV Note is $2.1 million.

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

On August 29, 2025 (the "AZ Note Closing Date"), we entered into and closed a Promissory Note Purchase Agreement (“AZ Note Purchase Agreement”) with an unaffiliated third-party buyer (the “AZ Note Purchaser”) for the sale of the AZ Note. Pursuant to the AZ Note Purchase Agreement, we agreed to sell, assign, and transfer to the AZ Note Purchaser all of our right, title, and interest in the AZ Note and related security documents (collectively, the “AZ Note Assets”). The aggregate consideration for the AZ Note Assets is $11.3 million, which is payable as follows: (i) $10.1 million in cash, subject to certain adjustments for transaction costs, which we received upon the AZ Note Closing Date, and (ii) $1.2 million to be held in an escrow account to meet any shortfall in amounts, as contained in the Note Purchase Agreement. Any balance outstanding in the escrow account would be transferred to us on the first anniversary of the AZ Note Closing Date.

Prior to the sale of the AZ Note, the balance of the AZ Note including accrued interest was $12.7 million. Following the AZ Note Closing Date, we recognized a loss of $1.4 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the AZ Note, which is presented in "interest and other income" on the unaudited interim condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Recent Developments

Legal Proceedings

Please refer to Note 11 “Contingencies and Guarantees” of the Notes to Unaudited Interim Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Revenues and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2025	2024	2025	2024
Revenues
Eastern Region	$33,545	$31,690	$100,117	$94,279
Western Region	1,844	8,596	8,578	30,570
Total revenues	$35,389	$40,286	$108,695	$124,849

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(18,824)	$(17,006)	$(53,264)	$(49,970)
Western Region	(983)	(5,196)	(4,819)	(18,904)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(19,807)	$(22,202)	$(58,083)	$(68,874)

Gross profit
Eastern Region	$14,721	$14,684	$46,852	$44,309
Western Region	861	3,400	3,760	11,666
Total gross profit	$15,582	$18,084	$50,612	$55,975

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey, as well as our operations under the new Cheetah brand in Illinois and Pennsylvania. The Western region includes our operations in Arizona and Nevada. Results from our Nevada business was included until June 24, 2024, when it was then deconsolidated.

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2025	2024	2025	2024

Total operating expenses	$19,827	$19,340	$62,237	$62,419
Total other expenses	(4,828)	(4,741)	(2,876)	(12,060)
Income tax expense	3,472	5,645	11,612	16,924

Selling, General and Administrative Expenses Details

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2025	2024	2025	2024

Salaries and employee benefits	$7,655	$7,288	$22,532	$21,005
Severance	25	—	67	254
Share-based compensation	453	524	1,518	1,684
Legal and other professional fees	1,168	2,414	5,401	6,319
Facility, insurance and technology costs	3,006	3,113	9,392	9,815
Marketing expenses	1,006	895	3,388	2,677
Travel and pursuit costs	468	326	1,331	825
Amortization on right-of-use assets	527	499	1,536	1,486
Other general corporate expenditures	723	589	2,496	2,372
Total	$15,031	$15,648	$47,661	$46,437

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

Results of Operations for the Three Months Ended September 30, 2025 and 2024

Eastern region

For the three months ended September 30, 2025, our sales revenues in the eastern region were $33.5 million as compared to $31.7 million for the three months ended September 30, 2024, which represents an increase of 5.9%. The main drivers for the increase in revenues are from higher revenues in New Jersey by $1.1 million, mainly from the continued expansion of the wholesale program and increased production of in-house products in the state. In Maryland, there was a $0.7 million increase in revenues from the continued expansion of the adult-use program during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Additionally, we had recognized additional revenues of $1.1 million from our new markets, Illinois and Pennsylvania, during the three months ended September 30, 2025, as compared to $Nil during the three months ended September 30, 2024, following the Cheetah Acquisition. This was partially offset by lower revenues in Florida of $0.9 million, primarily due to continued competitive pressures which led to price compression and lower sales volume.

For the three months ended September 30, 2025, gross profit was $14.7 million, or 43.9% of sales revenues, as compared to a gross profit of $14.7 million, or 46.3% of sales revenues, for the three months ended September 30, 2024. While gross profit was consistent in both quarters, the decline in the gross margin during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 is primarily attributable to a $0.6 million decrease in gross profit in Massachusetts due to higher inventory costs, resulting from lower facility output during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. In Maryland, there was a $0.3 million decline in gross profit during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily driven by an unfavorable change in the sales mix, following less activity with our toll processing arrangements which earn high gross margin and increased marketing discounts offered at retail locations. This was partially offset by a $0.5 million increase in gross profit in Florida, which is attributed to lower inventory costs following higher cultivation output as the outdoor shade house facility was operational during the three months ended September 30, 2025, as compared to temporary facility closures during the three months ended September 30, 2024. In addition, gross profit in New Jersey increased by $0.4 million, as we continue to produce and sell more higher margin in-house products to meet adult-use demand in the state. Gross profit from the new markets, Illinois and Pennsylvania, was $0.2 million during the three months ended September 30, 2025, as compared to $Nil during the three months ended September 30, 2024.

During the three months ended September 30, 2025, approximately 5,880 pounds of plant material was harvested in the eastern region as compared to approximately 8,750 pounds harvested during the three months ended September 30, 2024. The decrease in harvested plant material is primarily attributable to the timing of harvests in Florida and Massachusetts during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was partially offset by an increase in harvested plant material in New Jersey at the Pleasantville facility following the continued expansion of operations to meet demand under the adult-use program during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Western region

For the three months ended September 30, 2025, our sales revenues in the western region were $1.8 million as compared to $8.6 million for the three months ended September 30, 2024, which represents a decrease of 78.5%. The decrease in sales revenues is attributable to the deconsolidation of Nevada operations as of June 24, 2024, and the deconsolidation of three dispensaries and two facility sites in Arizona, following the AZ Transaction.

For the three months ended September 30, 2025, gross profit was $0.9 million, or 46.7% of sales revenues, as compared to a gross profit of $3.4 million, or 39.5% of sales revenues, for the three months ended September 30, 2024. The lower gross profit is attributable to the reduced operational activity in the western region during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, following the deconsolidation of our operations in Nevada and certain assets in Arizona. Notwithstanding the decrease in gross profit, the increase in gross margin is primarily attributable to a favorable sales mix within the western region, as there were no wholesale revenues recognized from both Arizona and Nevada markets during the three months ended September 30, 2025, as compared to $0.2 million of wholesale revenues recognized during the three months ended September 30, 2024, which typically earn lower gross margin. In addition, during prior periods, we sold more in-house products that included higher inventory costs incurred from higher facility costs, which during the three months ended September 30, 2025 is no longer applicable as we sell only third-party products at the Crimson dispensary.

During the three months ended September 30, 2025, there was no production activity in the western region as a result of the sale of our Nevada and Arizona facilities. This compared to approximately 710 pounds harvested during the three months ended September 30, 2024.

Total operating expenses

For the three months ended September 30, 2025, our total operating expenses were $19.8 million as compared to $19.3 million for the three months ended September 30, 2024, which represents an increase of 2.5%.

The increase in total operating expenses was primarily attributable to a $2.6 million increase in net write-downs, recoveries, and other charges during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. There was $1.9 million in recoveries during the three months ended September 30, 2024, attributed to a $2.2 million gain recognized from the disposal of assets in Massachusetts, partially offset by additional credit loss provisions of $0.3 million during the quarter. This compares to $0.7 million in write-downs during the three months ended September 30, 2025, from additional credit loss provisions of $0.2 million and a write-off of $0.5 million related to a portion of the promissory notes recognized from the sale of assets in Massachusetts in 2024.

The increase in total operating expenses was partially offset by a decrease of $0.6 million in our selling, general, and administrative expenses which is attributable to: $1.1 million decrease of legal, marketing and other professional fees during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024; and a combined $0.2 million decrease in facility costs and share-based compensation from less grants of restricted stock units to employees during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This was partially offset by $0.4 million increase in our salaries, severance and employee expenses from higher emoluments during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024; and a combined $0.3 million increase of general corporate expenditures, and travel and pursuit costs, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

In addition, the increase in total operating expenses was partially offset by a $1.5 million decrease in our depreciation and amortization expenses during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. We had a lower depreciable fixed and intangible asset base following the Arizona and Nevada divestitures. In addition, certain property, plant, and equipment as well as intangible assets were fully depreciated during 2024. This was partially offset by an increase in our total fixed assets base expanded by $8.4 million from capital additions, during the three months ended September 30, 2025, from ongoing expansion projects in Florida, New York and Maryland.

Total other income and expenses

For the three months ended September 30, 2025, our total other expenses were $4.8 million as compared to total other expenses of $4.7 million for the three months ended September 30, 2024, which represents an increase of 1.8%.

The increase in total other expenses during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 is mainly attributable to a $0.3 million decrease in other income, from a $1.4 million loss on the sale of the AZ Note; $0.2 million decrease in other non-operating income from sublease, license fee, and ATM revenues collected from our various store locations during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This was partially offset by $0.8 million decrease in settlement expenditures; $0.4 million in higher interest income mainly related to the promissory notes for the Arizona and Nevada transactions; $0.1 million increase in employee retention tax credit refunds during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

In addition, total other expenses decreased by $0.2 million from lower interest expense charged on the deferred professional fees as the principal balance has significantly decreased during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Accretion expense and losses from fluctuations in the fair value of financial instruments have remained consistent during the three months ended September 30, 2025 and 2024.

Income tax expense

For the three months ended September 30, 2025, our income tax expense was $3.5 million as compared to $5.6 million for the three months ended September 30, 2024, which represents a decrease of 38.5%. The decrease in income tax expense is attributable to certain non-deductible items and mix of our pre-tax income across various jurisdictions, impacting our effective tax rate during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Eastern region

For the nine months ended September 30, 2025, our sales revenues in the eastern region were $100.1 million as compared to $94.3 million for the nine months ended September 30, 2024, which represents an increase of 6.2%. The main drivers for the increase in revenues are from higher revenues in New Jersey of $3.1 million, mainly from the continued expansion of the wholesale program and increased production and sale of our in-house products within the state. Additionally, we had recognized $3.1 million in wholesale revenues in Illinois and Pennsylvania during the nine months ended September 30, 2025, as compared to $Nil in the nine months ended September 30, 2024, following the Cheetah Acquisition.

For the nine months ended September 30, 2025, gross profit was $46.9 million, or 46.8% of sales revenues, as compared to a gross profit of $44.3 million, or 47.0% of sales revenues, for the nine months ended September 30, 2024. Gross profit increased in New Jersey by a combined $1.6 million as we continue to produce and sell more higher margin in-house products to meet adult-use demand during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. There was $0.9 million increase in gross profit in Florida, which is attributed to lower inventory costs following higher cultivation output as the outdoor shade house facility was operational during the nine months ended September 30, 2025, as compared to temporary facility closures during the nine months ended September 30, 2024. Gross profit earned in Illinois and Pennsylvania was $0.9 million during the nine months ended September 30, 2025, as compared to $Nil during the nine months ended September 30, 2024. This was partially offset by $0.9 million decrease in gross profit in Massachusetts due to higher inventory costs, resulting from lower facility output during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, approximately 31,680 pounds of plant material was harvested in the eastern region as compared to approximately 37,440 pounds harvested during the nine months ended September 30, 2024. The decrease in harvested plant material is primarily attributed to lower harvested volumes in Florida following the impact of Hurricane Milton on the operating capacity at the shade house at the end of 2024 and the start of 2025; and due to the timing of harvests in Massachusetts during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was partially offset by an increase in harvested plant material in New Jersey primarily attributable to increased cultivation and production activities at the Pleasantville facility following the continued expansion of operations to meet demand under the adult-use program during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Western region

For the nine months ended September 30, 2025, our sales revenues in the western region were $8.6 million as compared to $30.6 million for the nine months ended September 30, 2024, which represents a decrease of 71.9%. The decrease in revenues in the western region is attributed to the deconsolidation of Nevada operations as of June 24, 2024, and the deconsolidation of three dispensaries and two facility sites in Arizona, following the AZ Transaction.

For the nine months ended September 30, 2025, gross profit was $3.8 million, or 43.8% of sales revenues, as compared to a gross profit of $11.7 million, or 38.2% of sales revenues, for the nine months ended September 30, 2024. The lower gross profit is attributable to the reduced operational activity in the western region during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, following the divestitures in Nevada and certain assets in Arizona. Despite the decrease in gross profit, the increase in gross margin is primarily attributable to a favorable sales mix, wholesale revenues recognized in Arizona and Nevada were significantly lower during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, which earn lower gross margin.

During the nine months ended September 30, 2025, approximately 560 pounds of plant material was harvested in the western region as compared to approximately 3,610 pounds harvested during the nine months ended September 30, 2024. The decrease is attributed to the divestitures of our Arizona and Nevada facilities.

Total operating expenses

For the nine months ended September 30, 2025, our total operating expenses were $62.2 million as compared to $62.4 million for the nine months ended September 30, 2024, which represents a decrease of 0.3%.

The decrease in total operating expenses is attributed to a $4.8 million decrease in our depreciation and amortization expenses during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. We had a lower depreciable fixed and intangible asset base following the Arizona and Nevada divestitures. In addition, certain property, plant, and equipment as well as intangible assets were depreciated fully in 2024. Nevertheless, the asset base has expanded by $16.8 million in capital additions, during the nine months ended September 30, 2025, for ongoing projects in Florida, New York and Maryland.

The decrease in total operating expenses resulted from an increase of $1.2 million in our selling, general, and administrative expenses which is attributable to: $1.3 million increase in our salaries, severance and employee expenses from higher emoluments during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024; $1.2 million increase in marketing, travel and pursuit costs, attributed to increased advertising and promotional events during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024; and a $0.2 million increase in other general corporate expenditures. This was partially offset by $0.9 million decrease of legal, and other professional fees during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024; $0.4 million decrease in facility, insurance and technology costs during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, mainly from lower rent and security charges; and $0.2 million decrease in share-based compensation from fewer grants of restricted stock units to employees.

In addition, the decrease in total operating expenses was attributable to a $3.4 million increase in write-downs, (recoveries) and other charges during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. There was $1.2 million in recoveries during the nine months ended September 30, 2024, attributed to a $2.2 million gain recognized from the disposal of the assets in Massachusetts, partially offset by additional credit loss provisions of $0.8 million and settlement costs of $0.3 million recognized during the nine months ended September 30, 2024. This compares to $2.2 million in write-downs during the nine months ended September 30, 2025 from write-off of $1.8 million related to a portion of the promissory notes recognized from the sale of assets in Massachusetts in 2024, and credit loss provisions of $0.4 million.

Total other income and expenses

For the nine months ended September 30, 2025, our total other expenses were $2.9 million as compared to total other expenses of $12.1 million for the nine months ended September 30, 2024, which represents a decrease of 76.2%.

The decrease in total other expenses during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is mainly attributable to a $8.9 million increase in other income, resulting from: a $6.3 million gain on the AZ Transaction; $3.5 million gain following the closing of the Nevada divestiture; $3.4 million from employee tax credit refunds received during the nine months ended September 30, 2025; $1.0 million in deferred professional fees forgiveness; and $1.0 million in interest income earned from the promissory notes recognized from the Arizona and Nevada transactions. Other income was partially offset by a $4.7 million increase in settlement expenditures during the nine months ended September 30, 2025; $1.4 million loss on sale of the AZ Note; $0.2 million decrease in other non-operating income from sublease, license fee, and ATM revenues collected from our various store locations during the nine months ended September 30, 2025.

In addition, total other expenses decreased by $0.2 million due to: lower interest on the outstanding deferred professional fees as the principal balance has reduced significantly from repayments made during the year; decrease in loss on debt extinguishment related to the February 16, 2024 amendment to the Senior Secured Bridge Notes; and a small increase in losses from fluctuations in the fair value of financial instruments, partially offset by $0.2 million increase in accretion expenses during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Income tax expense

For the nine months ended September 30, 2025, our income tax expense was $11.6 million as compared to $16.9 million for the nine months ended September 30, 2024, which represents a decrease of 31.4%. The decrease in income tax expense is attributable to certain non-deductible items and the mix of pre-tax income across various jurisdictions. impacting out effective tax rate during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we held unrestricted cash of $17.2 million (December 31, 2024—$18.5 million), an accumulated deficit of $1,361.4 million (December 31, 2024—$1,335.3 million) and a working capital deficit of $17.8 million (December 31, 2024—$0.7 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations. We expect to finance our upcoming capital plans through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Nine Months Ended September 30, 2025, as Compared to the Nine Months Ended September 30, 2024

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the nine months ended September 30, 2025 was $1.2 million as compared to $10.7 million for the nine months ended September 30, 2024. The decrease in our net cash provided from operating activities during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was due primarily to the following: our net loss of $26.1 million, adjusted for $13.9 million of depreciation and amortization expense; $12.4 million in interest expense; $0.9 million in interest income earned from the Arizona and Nevada promissory notes; $1.5 million in share-based compensation expense; $3.6 million of accretion expense; $12.1 million gain from deconsolidation from our Nevada and Arizona operations; less than $0.1 million loss on our equity method investment and from changes in fair value of financial instruments; a decrease in inventory reserves of $0.1 million; $2.2 million in write-downs and other charges, from provisions made against the Massachusetts promissory note and credit loss provisions; $1.4 million loss from the sale of the AZ Note; and $5.3 million from changes in operating assets and liabilities items during the nine months ended September 30, 2025.

Changes in other operating assets for the nine months ended September 30, 2025 include an increase in cash from inventory of $4.0 million due to the timing of purchases, higher sales volumes in both Maryland and New Jersey, as well as, a ramp up of Cheetah products following the Cheetah Acquisition, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, a decrease in accounts receivable of $6.4 million from higher wholesale sales and the timing of collections during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, and an increase in prepaid expenses of $0.9 million during the nine months ended September 30, 2025, mainly relating to timing of prepayments during the period, including licenses, and partially offset by monthly amortization of licenses, insurance and rent, as compared to the nine months ended September 30, 2024.

Changes in other operating liabilities for the nine months ended September 30, 2025 include a decrease in uncertain tax position liabilities of $52.7 million due to accrued income taxes being recognized as an uncertain tax position during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, an increase in accrued and other current liabilities of $46.0 million from additional accrued income taxes and certain amended tax liabilities being reclassified to uncertain tax positions, and a decrease in accounts payable of $2.2 million, mainly a function of the timing of purchases, as compared to the nine months ended September 30, 2024.

As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although, we expect to continue to have positive cash flows from operations in 2025, no assurance can be given that we will have positive cash flows in the future.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2025 was $9.9 million as compared to net cash used in investing activities of $2.8 million during the nine months ended September 30, 2024. The increase in cash from investing activities was primarily attributable to: $15.8 million proceeds received from the AZ Transaction; $10.1 million in proceeds received from the sale of the AZ Note; $1.7 million in payments received from the Arizona and Nevada promissory notes during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024; and capital contribution to our investments in associates was $Nil during the nine months ended September 30, 2025, as compared to $0.3 million during the nine months ended September 30, 2024. This was partially offset by $14.0 million in higher capital expenditures for funding cultivation, processing and dispensary projects in Florida, Maryland, New York, and New Jersey; $0.2 million decrease in other intangible assets expenditures primarily related to software development; and $0.9 million in consideration payments related to the Cheetah Acquisition during the nine months ended September 30, 2025, as compared to $Nil the nine months ended September 30, 2024.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $12.2 million as compared to net cash used in financing activities of $0.2 million for the nine months ended September 30, 2024. We repaid $12.1 million of debt during the nine months ended September 30, 2025, as compared to less than $0.1 million during the nine months ended September 30, 2024. In addition, we paid $0.1 million on our employees' behalf as part of RSUs issuances during the nine months ended September 30, 2025 and 2024.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 4 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. On February 5, 2025, we entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of September 30, 2025, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2024 – $9.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of September 30, 2025 the outstanding related party portion of the interest payable was $0.1 million (December 31, 2024 - $0.2 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) reviewing relevant Service Organization Control Reports for key third party service providers; (2) performing effective risk assessment and/or monitor internal controls over financial reporting.

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

Claim by Former Financial Advisor

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against the Company in the Ontario Superior Court of Justice pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and the Company. Specifically, Canaccord alleges that it is owed a cash fee equal to $2,236,000 (the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. The Company filed its Statement of Defense on May 17, 2023 in which, the Company disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. The Company also filed a counterclaim against Canaccord, seeking the repayment of a $250,000 payment mistakenly made by the Company towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the

Alleged Fee. The hearing on Canaccord's Motion for Summary Judgment was held on June 26, 2025, but the court has not issued its decision yet. On August 8, 2025, the parties executed a settlement agreement, pursuant to which, the Company agreed to pay Canaccord a total sum of $2,000,000, payable as follows: (i) $300,000 by August 20, 2025; and (ii) $1,700,000 in 24 equal monthly installments, beginning on September 19, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

IANTHUS CAPITAL HOLDINGS, INC.

Date: November 12, 2025	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Justin Vu
Justin Vu
Chief Financial Officer
(Principal Financial and Accounting Officer)