Form 10-K
period 2025-12-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2026-03-27
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2025 was approximately $6.6 million based upon the closing price of the registrant’s common shares of $0.005 on the OTCID of the OTC Markets Group Inc. as of that date.

Number of common shares outstanding as of March 19, 2026 was 6,972,551,786.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 25 of Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. We cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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
•
We may have difficulty accessing the service of banks since cannabis and certain cannabis-related activities are illegal under U.S. federal law and certain state laws, which may make it difficult for us to operate.
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

THE COMPANY

iAnthus Capital Holdings, Inc. (the “Company”) is a holding company with the subsidiaries set forth in the chart below as of December 31, 2025.

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

Through our subsidiaries, we own and/or operate, as of December 31, 2025, 40 dispensaries and four cultivation and/or processing facilities in seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, we have the capacity to own and/or operate an uncapped number of dispensaries in Florida, and up to ten cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in eight U.S. states, all subject to the necessary regulatory approvals.

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

Operations

Cultivation. We cultivate multiple strains of cannabis plants within our licensed cultivation facilities across the United States. We believe that our facilities are designed, managed and operated to cultivate high-quality products in a cost-effective manner. Our cultivation process uses all parts of the cannabis plant, including flower and trim (“biomass”), to produce cannabis products that we sell at our dispensaries and distribute to third parties on a wholesale basis. As of December 31, 2025, we currently have four issued cultivation and processing licenses in four U.S. states. In addition, we are near completion on our cultivation and processing facility located in Warwick, New York. In aggregate, we have approximately 173,000 square feet of cultivation and processing space which is fully built-out and approximately 32,000 square feet of additional facility space under construction. We currently have the ability to harvest approximately 43,000 pounds of biomass annually in our existing cultivation space, and we believe that we will have the ability to harvest approximately 55,000 pounds of biomass annually once the cultivation space that is currently under construction is utilized.

Product Development and Processing. We develop and sell cannabis products for medical and adult-use. Biomass is processed into oil and resin that is used to develop numerous cannabis-extracted products, including vape pen oils, lotions, tinctures, other concentrates and edibles. We typically conduct product development and processing activities within our cultivation facilities. Processing procedures include developing formulations and packaging for all cannabis branded products, including the brands we own (such as GrowHealthy, Cheetah, The Vault, Black Label and Melting Point Extracts (MPX)), as well as brands that we manufacture and sell pursuant to our white label and/or licensing agreements.

Distribution

Wholesale

As of the end of the 2025, we distributed our cannabis products through our wholesale channel to over 600 dispensaries, including our own dispensaries and other third-party dispensaries in Maryland, Massachusetts, Illinois, Pennsylvania, and New Jersey. These include our MPX, Frutful, The Vault, Cheetah, GrowHealthy, Anthologie, and Black Label branded products.

Retail

As of December 31, 2025, we own and/or operate 40 dispensaries for the sale of medical and/or adult-use cannabis and ancillary products. These dispensaries sell products that have been cultivated, developed and processed by us as well as third parties, in states where such sales are permitted. We own and/or operate licensed dispensaries in prime markets, including Atlantic City, Baltimore, Bethesda, Boston, Brooklyn, Miami, Orlando, Mesa, Staten Island and West Palm Beach, and we plan to open additional locations in the future.

Our Marijuana Dispensaries, Cultivation and Manufacturing

The table below provides a summary of our licensed operations as of December 31, 2025:

State	Licensed Entity	Type of Investment	Permitted Number of Facilities
Arizona	The Healing Center Wellness Center, Inc. (“THCWC”)	See Note 1	1 dispensary[2] 3 cultivation/processing[2] 1 processing/packaging[2]
Florida	McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”)	Ownership (100%)[3]	No dispensary cap[4] 1 cultivation[5] 1 processing[5]
Illinois	Island Thyme, LLC (“Island Thyme”)	Ownership (25.41%)[6]	2 adult-use dispensaries[7]
Maryland	LMS Wellness, Benefit LLC (“LMS”) GreenMart of Maryland, LLC (“GMMD”) Rosebud Organics, Inc. (“Rosebud”) Budding Rose, Inc. (“Budding Rose”)	Ownership (100%)[8] Ownership (100%)[8] Ownership (100%)[8] Ownership (100%)[8]	3 dispensaries 1 processing
Massachusetts	Mayflower Medicinals, Inc. (“Mayflower”)	Ownership (100%)[9]	3 medical dispensaries[10] 3 adult-use dispensaries[10] 3 medical cultivation/processing[11] 3 adult-use cultivation/processing[11]
New Jersey	MPX New Jersey LLC (“MPX NJ”)	Ownership (100%)[12]	3 dispensaries[13] 1 cultivation[13] 1 processing[13]
New York	Citiva Medical, LLC (“Citiva”)	Ownership (100%)[14]	8 dispensaries[14] 1 cultivation[14] 1 processing[14]

(1)
Our wholly-owned subsidiary, iAnthus Arizona, LLC (“iA AZ”), holds a management agreement with THCWC, which holds an Arizona Medical Marijuana Dispensary Registration Certificate and a Marijuana Establishment License. On February 14, 2025, ABACA, Inc., Health for Life, Inc. and Soothing Options, Inc. each sold substantially all of its assets relating to its operations to a third-party buyer. See "Item 1. Business - Dispositions - Certain Arizona Assets" for additional information.
(2)
THCWC, as a holder of an Arizona Medical Marijuana Dispensary Registration Certificate and Marijuana Establishment License, also referred to as a dual license holder, is permitted to operate one co-located medical and adult-use retail cannabis dispensary, which can be co-located with one medical or adult-use cannabis cultivation and manufacturing facility, two separately located cultivation and manufacturing facilities, and one separately located manufacturing, packaging, and storage facility. As of December 31, 2025, we, through THCWC, operated one co-located medical and adult-use dispensary.
(3)
We own 100% of GHHIA Management, Inc. (“GHHIA”), which holds an exclusive 40-year management agreement to operate the medical cannabis business associated with the Florida Medical Marijuana Treatment Center (“MMTC”) license issued to McCrory’s, and GHHIA owns 100% of McCrory’s.
(4)
Florida previously imposed a progressive limit on the number of medical cannabis dispensaries that could be operated by each vertically licensed MMTC based on the number of registered qualified medical cannabis patients in the state. This statutory cap, which permitted 25 dispensaries per MMTC, increasing by 5 dispensaries for each additional 100,000 patients registered in Florida’s Medical Marijuana Use Registry, expired on April 1, 2020. As of April 1, 2020, the MMTC license held by McCrory’s is no longer subject to the statutory cap. Through its vertically integrated MMTC license, McCrory’s currently operates 25 medical dispensaries in Florida.
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
(7)
Island Thyme opened its first dispensary location in Blue Island, Illinois on November 20, 2023, and opened its second dispensary location in Oak Forest, Illinois on February 29, 2024.
(8)
We, through our wholly-owned subsidiary, CGX Life Sciences, Inc. (“CGX”), own 100% of three co-located medical and adult-use cannabis dispensaries, GMMD, Budding Rose and LMS, and one medical and adult-use cannabis processor, Rosebud. CGX's ownership of LMS was previously subject to resolution of a pending legal challenge, but as of December 31, 2025, that matter has been resolved. Our wholly-owned subsidiary, S8 Management, LLC (“S8 Management”), previously held management agreements with LMS, Budding Rose, GMMD and Rosebud, but as of December 31, 2025, those management agreements were mutually terminated.
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
(13)
MPX NJ currently operates three co-located medical and adult-use cannabis dispensaries in Atlantic City, New Jersey, Gloucester Township, New Jersey and Pennsauken, New Jersey. MPX NJ currently cultivates and processes medical and adult-use cannabis at its Pleasantville, New Jersey facility.

(14)
We, through our wholly-owned subsidiary, ICM, own 100% of Citiva, which holds a vertically integrated medical cannabis license allowing Citiva to operate one medical manufacturing facility, including cultivation and processing capabilities and up to a maximum of eight medical dispensaries, subject to regulatory approval. Citiva currently operates four medical dispensaries in Brooklyn, Wappingers Falls, Staten Island, and Ithaca, New York. Our dispensary in Ithaca, New York is temporarily closed. We currently anticipate operating one cultivation and manufacturing facility in Warwick, New York, subject to applicable regulatory approvals and completion of construction. On January 12, 2024, the New York Cannabis Control Board approved Citiva's application for the Registered Organization Dispensing ("ROD") license. Pursuant to the ROD license, Citiva is authorized to engage in certain adult-use activities, subject to Citiva's payment of certain licensing fees. Upon completion of construction at our Warwick cultivation and processing facility, we intend to commence adult-use, wholesale operations. The ROD license also allows Citiva to commence certain retail adult-use operations, but as of the date of this filing, Citiva has not paid the licensing fees necessary to begin retail, adult-use operations.

Growth Strategies and Strategic Priorities

Expand retail footprint within existing dispensary license portfolio. As of December 31, 2025, we own and/or operate 40 operating dispensaries across seven states. In addition, we have the ability to operate an uncapped number of dispensaries in Florida, all subject to regulatory approval. We have dispensary licenses in key markets throughout the United States including New York City (Brooklyn and Staten Island), Boston, the Washington D.C. metro area (Bethesda), the Tampa and St. Petersburg area, the Miami and Fort Lauderdale area, Orlando, and Baltimore. We intend to expand our operations in Florida and New York.

Increase cultivation and processing capacity. We have four operational cultivation and/or processing facilities in four states. In addition, we are near completion on our cultivation and processing facility located in Warwick, New York. In aggregate, we have approximately 173,000 square feet of cultivation and processing space which is fully built-out and approximately 32,000 square feet of additional facility space under construction. We currently have the ability to harvest approximately 43,000 pounds of biomass annually in our existing cultivation space, and we believe that we will have the ability to harvest approximately 55,000 pounds of biomass annually once the cultivation space that is currently under construction is utilized.

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

Acquisitions

Acquisition of LMS

On December 8, 2017, CGX, our wholly-owned subsidiary, entered into two option agreements, as amended, with LMS and William Huber ("Huber"), the sole member of LMS, pursuant to which, CGX was granted an option to acquire 100% ownership of LMS. We exercised our option to acquire LMS on November 22, 2021, subject to regulatory approval by the Maryland Cannabis Administration (the "MCA"). On March 4, 2025, the MCA approved the transfer of 100% of the ownership of LMS to CGX. Our acquisition of LMS was contested by LMS and Huber, but we closed on the acquisition of LMS on April 21, 2025.

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

For further discussion, refer to Note 4 of the consolidated financial statements included in Part II, Item 8 of this Annual Report.

Dispositions

Certain Massachusetts Assets

On February 9, 2024, our wholly-owned subsidiary, Mayflower Medicinals, Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum (the "MA Notes"). As security for payments under the notes, Mayflower executed a security agreement, granting it a first priority lien on the purchased assets. The proceeds from the Cash Closing Payment were used to satisfy certain federal tax obligations. We recognized a gain of $2.6 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed as of the MA Closing Date, which is presented in "recoveries, write-downs and other charges, net" on the consolidated statements of operations for the year ended December 31, 2024.

Since the MA Closing Date, the Company has not received any of the scheduled payments pursuant to the MA Notes from the MA Buyer. As a result, during the year ended December 31, 2025, the Company recorded a credit loss provision of $1.8 million against the MA Notes, which is included within "write-downs, recoveries, and other charges, net" on the consolidated statements of operations. As of December 31, 2025, the MA Notes, net of credit loss provisions is $0.5 million (December 31, 2024 - $2.3 million), which is the portion that is secured for repayment via a pledge, under a guarantor's agreement executed by the parties.

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

On March 20, 2025, we received approval from the NV CCB for the NV Purchase Agreement and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, we received $3.5 million in cash of the Purchase Price, while the remainder is paid through quarterly repayments by way of a promissory note issued by the NV Buyer (the "NV Note"). We recognized a gain of $5.7 million which is the aggregate fair value of the consideration, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2025.

As of December 31, 2025, the balance including accrued interest with respect to the NV Note is $2.2 million.

Certain Arizona Assets

On February 6, 2025, we entered into definitive agreements (the "AZ Purchase Agreements") with an unaffiliated third-party buyer (the "AZ Buyer"), pursuant to which we agreed to sell three dispensaries and two processing/cultivation facilities in Arizona for aggregate consideration of approximately $36.5 million (the "AZ Transaction"). The consideration consisted of $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months. The AZ Transaction includes two dispensaries, a processing facility and a cultivation/processing facility located in Mesa, Arizona as well as one dispensary located in Phoenix, Arizona (collectively, the "Facilities"). Following the closing of the AZ Transaction, we will continue to operate one dispensary in Mesa, Arizona.

Pursuant to the AZ Purchase Agreements, we agreed to sell and the AZ Buyer agreed to acquire, substantially all of the assets related to or used in connection with the Facilities, including, but not limited to, all cannabis licenses associated with such businesses and related real property (collectively, the "AZ Purchased Assets"), together with certain assumed liabilities related to the AZ Purchased Assets. The closing of the AZ Transaction is subject to customary conditions precedent, including the receipt of applicable consents and regulatory approvals.

The AZ Transaction closed on February 14, 2025, with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. As of February 14, 2025, all closing conditions of the AZ Purchase Agreement had been met and that is the date that the AZ Transaction closed and the AZ Buyer assumed full managerial and operational control of the AZ Purchased Assets. Upon closing, we received cash of $15.8 million from the AZ Buyer, net of closing adjustments and tax payments, and recognized the fair value the AZ Note at $13.5 million. We recognized a gain on deconsolidation of $6.3 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed from deconsolidation, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2025.

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

Prior to the sale of the AZ Note, the balance of the AZ Note including accrued interest was $12.7 million. Following the AZ Note Closing Date, we recognized a loss of $1.4 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the AZ Note, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2025.

Competition

We compete on a state-by-state basis in the limited license medical and adult-use cannabis markets. Participation in state cannabis programs has significant regulatory and financial hurdles that create high barriers to entry, which result in a limited number of market participants in most states. In addition, most of the states in which we operate impose regulatory limitations on the number of cannabis licenses that can be granted, thus allowing for existing license holders to compete against a fixed number of regulated competitors in a particular market. We face competition from local regulated cannabis operators as well as illicit cannabis businesses and other persons engaging in illicit cannabis-related activities within each state. Our primary competitors include the following multi-state operators: Acreage Holdings, Inc., Cresco Labs Inc., Curaleaf Holdings Inc., Green Thumb Industries Inc., Trulieve Cannabis Corp., and Verano Holdings Corp.

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

Recent Developments

Extension of INJ Senior Secured Bridge Notes

On February 16, 2026, we entered into amending agreements (the "2026 Bridge Notes Amendment") to the senior secured bridge notes (the “Senior Secured Bridge Notes”) originally issued by INJ on February 2, 2021, with the collateral agent and certain holders of the Senior Secured Bridge Notes in the aggregate initial principal amount of $11 million and having a maturity date of February 16, 2026. Pursuant to the 2026 Bridge Notes Amendment, the maturity date of the Bridge Notes has been extended from February 16, 2026, to June 24, 2027 in consideration of an amendment fee equal to two percent (2%) of the principal amount of such Senior Secured Bridge Notes as of the date of the 2026 Bridge Notes Amendment, payable on the amended maturity date. As of February 16, 2026, the aggregate principal amount outstanding on the Bridge Notes is approximately $8.4 million.

Issuance of Common Shares

On January 6, 2026, we issued 113,424 common shares for vested RSUs to certain employees and directors. We withheld 910 common shares to satisfy employees' tax obligations of less than $0.1 million.

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

Governmental Regulations

Cannabis Overview

In the United States, the cultivation, manufacturing, importation, distribution, use and possession of cannabis is illegal under U.S. federal law. However, medical and adult-use cannabis has been legalized and regulated by numerous individual states and territories. Notwithstanding the regulatory environment with respect to cannabis at the state level and President Trump's December 2025 Executive Order directing the U.S. Department of Justice ("DOJ") to expedite the rescheduling of cannabis to Schedule III under the Controlled Substances Act ("CSA"), cannabis continues to be categorized as a Schedule I controlled substance under the CSA. Accordingly, the use, possession, or distribution of cannabis violates U.S. federal law. As a result, cannabis businesses in the United States are subject to inconsistent state and federal legislation, regulation and enforcement.

Under former President Barack Obama, in an effort to provide guidance to U.S. federal law enforcement regarding the inconsistent regulation of cannabis at the U.S. federal and state levels, the DOJ released a memorandum on August 29, 2013 titled “Guidance Regarding Marijuana Enforcement” from former Deputy Attorney General James Cole (the “Cole Memorandum”). The Cole Memorandum acknowledged that, although cannabis is a Schedule I controlled substance under the CSA, the U.S. Attorneys in states that have legalized cannabis should prioritize the use of the U.S. federal government’s limited prosecutorial resources by focusing enforcement actions on the following eight areas of concern (the “Cole Priorities”):

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

In January 2018, then U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum. While this did not create a change in U.S. federal law, as the Cole Memorandum was policy guidance and not law, the rescission added to the uncertainty of U.S. federal enforcement of the CSA in states where cannabis use is legal and regulated. Former Attorney General Sessions, concurrent with the rescission of the Cole Memorandum, issued a memorandum (the “Sessions Memorandum”) which explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance adopted in the 1980s, as set forth in the U.S. Attorney’s Manual (“USAM”). The USAM enforcement priorities, like those of the Cole Memorandum, are also based on the U.S. federal government’s limited resources and include law enforcement priorities set by the Attorney General, the seriousness of the alleged crimes, the deterrent effect of criminal prosecution and the cumulative impact of particular crimes on the community.

While the Sessions Memorandum emphasizes that cannabis is a Schedule I controlled substance under the CSA and states that it is a “dangerous drug and that marijuana activity is a serious crime,” it does not otherwise provide that the prosecution of cannabis-related offenses is a DOJ priority. Furthermore, the Sessions Memorandum explicitly indicates that it is a guide for prosecutorial discretion and that discretion is firmly in the hands of U.S. Attorneys who determine whether to prosecute cannabis-related offenses. U.S. Attorneys could individually continue to exercise their discretion in a manner similar to that permitted under the Cole Memorandum. While certain U.S. Attorneys have publicly affirmed their commitment to proceeding in a manner contemplated under the Cole Memorandum, or otherwise affirmed that their views of U.S. federal enforcement priorities have not changed as a result of the rescission of the Cole Memorandum, others have publicly supported the rescission of the Cole Memorandum.

Under former Attorney General William Barr, the DOJ did not take a formal position on the federal enforcement of laws relating to cannabis. However, prior to his resignation on December 23, 2020, former Attorney General William Barr stated that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach leaving it up to the states to make their own decision. In addition, former Attorney General William Barr indicated that the DOJ was reviewing the Strengthening the Tenth Amendment Through Entrusting States Act (“STATES Act”), which would shield individuals and businesses complying with state cannabis laws from federal intervention.

On October 6, 2022, President Joseph Biden announced a three-step program to bring broad changes to federal marijuana policy. As an initial step towards reform, President Biden began the process of pardoning all federal offenders convicted of simple marijuana possession. As a second step, President Biden encouraged Governors to take similar steps to pardon simple state marijuana possession charges. Finally, President Biden directed the Department of Health and Human Services ("HHS") and Attorney General Merrick Garland to “expeditiously” review marijuana’s status as a Schedule I controlled drug under the CSA.

In addition, in December 2022, President Biden signed the Medical Marijuana Research Act (the “MMRA”) into law. The MMRA is a piece of bipartisan legislation and marked the first standalone cannabis reform bill to be signed into law, a significant milestone in the evolution of federal cannabis policy. While the new law did not change marijuana’s status as a Schedule I substance under the CSA, the legislation intends to: (i) advance research on the potential risks and medical benefits of cannabis, cannabis products, and their synthetic equivalents by streamlining and clarifying the role of the DEA in research; (ii) expand sources of research-grade marijuana; (iii) promote the commercial development of FDA-approved drugs derived from marijuana and CBD; and (iv) ensure that physicians may discuss the potential risks and benefits of marijuana and CBD with their patients.

In August 2023, HHS recommended to the U.S Drug Enforcement Administration (“DEA”) that cannabis be rescheduled from a Schedule I to Schedule III substance under the CSA. HHS's recommendation to reclassify cannabis to Schedule III was based in part on findings that cannabis has an accepted medical use in treatment in the U.S. and relatively low potential for abuse. The National Institute on Drug Abuse (“NIDA”), a part of the National Institutes of Health (“NIH”), importantly concurred with HHS's recommendation to reclassify cannabis. The Congressional Research Service (“CRS”) stated in a report that it expected the DEA to adopt the HHS recommendation, based on its assessment of past precedent. However, while the DEA is bound by the scientific findings of the HHS it is not bound to follow the health agency’s recommendation and can choose to retain cannabis’ Schedule I classification.

Hearings on the merits of the DEA's proposed cannabis rescheduling were originally scheduled to begin in January of 2025. However, the Administrative Law Judge ("ALJ") presiding over the case canceled those hearings on January 13, 2025, pending a request to appeal his decision refusing to remove the DEA as the proponent of the proposed rule to the DEA Administrator. The preliminary hearing period had a difficult start with accusations from pro-legalization parties that the DEA improperly excluded certain parties from participating in the hearing, that the DEA itself does not adequately support rescheduling despite being designated as the purported primary proponent for rescheduling, and that the DEA engaged in improper ex parte communications with anti-rescheduling parties.

In November 2024, Donald Trump was elected President of the United States, and later that month announced Pam Bondi would be his nominee for Attorney General. On the campaign trail, Donald Trump expressed his support for moving cannabis to a Schedule III substance under the CSA and expressed his commitment to work with Congress to pass common sense cannabis laws, including banking reform laws, for state-licensed cannabis companies.

On December 18, 2025, President Trump issued an executive order titled “Increasing Medical Marijuana and Cannabidiol Research” (the “Executive Order”), which directed the Attorney General, the HHS, and White House staff to expedite the process of rescheduling cannabis from a Schedule I to Schedule III substance under the CSA, develop research methods and models utilizing real-world evidence to improve access to hemp-derived cannabinoid products in accordance with federal law, and to work with the U.S. Congress (“Congress”) to enable Americans to benefit from access to full-spectrum CBD products. Among other potential effects of the Executive Order, rescheduling cannabis to Schedule III would relieve businesses engaged in state regulated cannabis activities from the burdens of Internal Revenue Code Section 280E, which prohibits such businesses from deducting most normal business expenses, with the exception of costs of goods sold. Despite the Executive Order, it is currently unclear if or when cannabis may get rescheduled to Schedule III. In addition, there is likely to be litigation challenging any such rescheduling and the impact of such potential litigation is currently unknown. Even if cannabis is rescheduled to Schedule III, it may remain subject to the same Food and Drug Administration (“FDA”) approval process as other Schedule III controlled substances, and any cultivation, manufacture, distribution, and/or sale of cannabis by state-regulated or territory-regulated businesses that do not comply with such applicable FDA laws, rules, and regulations could remain illegal under federal law.

Attorney General Pamela Jo Bondi has not expressed an opinion publicly with respect to cannabis regulation generally or cannabis rescheduling in particular, and cannabis was not a topic of discussion at her confirmation hearings. During her prior position as Florida Attorney General, however, she presided over the rise of Florida's medical marijuana program, and generally opposed adult-use legalization in Florida. On July 23, 2025, Trump's nominee Terrance C. Cole was sworn in as DEA administrator, and Mr. Cole has previously expressed opposition to cannabis reform.

Current Chairman of HHS, Robert F. Kennedy, Jr., has previously called for cannabis decriminalization, but told Senate members during his confirmation that he would refer to the DEA on the matter. He later also expressed concern about high-potency strains of cannabis and said he wants to conduct further studies on its effects. He has also moved to rescind public participation from HHS decision-making more generally.

Russel Vought, the current Chairman of the Office of Management and Budget, also has a track record of opposition to cannabis reform, calling it a gateway drug in 2022.

Additional Federal Legislation

Other federal legislation that has historically provided or sought to provide protection to individuals and businesses acting in violation of U.S. federal law but in compliance with state cannabis laws has remained on the books over time. For example, amendments to annual spending bills, initially referred to as the Rohrabacher-Farr Amendment have since 2014 restricted the DOJ from using federal funds to interfere with states implementing laws that authorize the use, distribution, possession, or cultivation of medical cannabis.

U.S. courts have construed these appropriations bills to prevent the U.S. federal government from prosecuting individuals or businesses engaged in cannabis-related activities to the extent they are operating in compliance with medical cannabis laws of the state or territory in which they conduct business. However, because such conduct is still in violation of U.S. federal law, U.S. courts have observed that should Congress choose to appropriate funds to prosecute individuals or businesses acting in violation of the CSA, such individuals or businesses could be prosecuted for violations of U.S. federal law even if /to the extent they are operating in compliance with applicable state medical cannabis laws.

If Congress declines to include these spending bill amendments or similar amendments, in future fiscal year appropriations bills or fails to pass necessary budget legislation causing a government shutdown, the U.S. federal government will have the authority to spend federal funds to prosecute individuals and businesses acting contrary to the CSA for violations of U.S. federal law. Furthermore, the appropriations protections only apply to individuals and businesses operating in compliance with a state’s medical cannabis laws and provide no protection to individuals or businesses operating in compliance with a state’s adult-use cannabis laws.

Additionally, there are a number of marijuana reform bills that have been introduced in the U.S. Congress that are intended to reform federal laws regarding the legal status and permissibility of medical and adult-use cannabis.

The Strengthening the Tenth Amendment through Entusting States 2.0 Act (the “States 2.0 Act”) was introduced in April 2025. Similar to the STATES Act, the STATES 2.0 Act is intended to allow each particular state to determine its own cannabis policies notwithstanding any federal illegality under the CSA.

The Preparing Regulators Effectively for a Post-prohibition Adult-use Regulated Environment Act (the “PREPARE Act”), was introduced in April 2025 and is intended to direct the Attorney General to establish a commission to study a “plausible and prompt” approach to the regulation of cannabis at the federal level.

The Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”) was reintroduced in August 2025 and, among other things, would remove cannabis from the CSA, expunge federal cannabis offenses and establish an excise tax on cannabis to fund various federal grant programs.

The Veterans Equal Access Act (the “VEA Act”) was reintroduced in February 2025 and was approved by the House of Representatives as an amendment to the Military Construction, Veterans Affairs, and Related Agencies Appropriations Act. The VEA Act would, among other things, allow Veterans Affairs (“VA”) physicians to provide written cannabis recommendations and opinions for veterans seeking to participate in state-legal medical cannabis programs and prohibit the use of federal funds to enforce directives that would prevent VA physicians from making such recommendations. It is currently uncertain whether the VEA Act will be included in a Senate appropriations bill or otherwise pass the Senate and ultimately become law.

The Veterans Cannabis Use for Safe Healing Act (the “VCUSH Act”) was introduced in February 2025 and is intended to, among other things, protect veterans’ access to benefits while participating in state-approved marijuana programs.

The “No Deductions for Marijuana Businesses Act” ("NDMB Act") was introduced in February 2025 and is intended to prevent marijuana businesses from deducting business expenses from their federal taxes - even if cannabis is rescheduled to Schedule III.

The Capital Lending and Investment in Marijuana Business Act (the “CLIMB Act”) was introduced in March 2026 and is intended to, among other things, provide cannabis businesses with greater access to financial markets and permit U.S. cannabis businesses to list on U.S. senior stock exchanges.

It is currently uncertain whether the STATES 2.0 Act, PREPARE Act, MORE Act, VEA Act, VCUSH Act, NDMB Act, CLIMB Act and/or any other cannabis related legislation will be approved by Congress and/or become law.

Financial and Banking Laws and Regulations

Businesses in the regulated cannabis industry, including the Company's business, are subject to a variety of laws and regulations in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “U.S. PATRIOT Act”) and the rules and regulations thereunder and any related or similar rules, regulations, or guidelines, issued, administered, or enforced by governmental authorities in the United States. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be charged with money laundering, aiding and abetting, or conspiracy.

Despite these laws, the Financial Crimes Enforcement Network (“FinCEN”), a bureau within the U.S. Department of the Treasury (the “U.S. Treasury”), issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”), which provides instructions to banks and other financial institutions seeking to provide services to cannabis-related businesses. The FinCEN Memorandum explicitly references the Cole Priorities and indicates that in some circumstances it is permissible for banks and other financial institutions to provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws. Under these guidelines, financial institutions are subject to a requirement to submit a suspicious activity report in certain circumstances as required by federal money laundering laws. These cannabis related suspicious activity reports are divided into three categories: marijuana limited, marijuana priority and marijuana terminated, based on the financial institution’s belief that the marijuana business follows state law, is operating out of compliance with state law, or where the banking relationship has been terminated, respectively. The FinCEN Memorandum refers to supplementary guidance in the Cole Memorandum relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA.

The rescission of the Cole Memorandum did not affect the status of the FinCEN Memorandum, and to date, the U.S. Treasury has not given any indication that it intends to rescind the FinCEN Memorandum. While the FinCEN Memorandum was originally intended to work in tandem with the Cole Memorandum, the FinCEN Memorandum appears to remain in effect as standalone guidance. Although the FinCEN Memorandum remains intact, indicating that the U.S. Treasury and FinCEN intend to continue abiding by its guidance, it is unclear whether the Trump administration will continue to follow the guidelines set forth under the FinCEN Memorandum.

In March 2019, the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) was introduced in the U.S. House of Representatives. The SAFE Banking Act intended to create certain protections for financial institutions that provide banking services to businesses acting in compliance with applicable state cannabis laws. On July 19, 2021, the America Creating Opportunities for Manufacturing, Pre-Eminence in Technology, and Economic Strength Act of 2022 (the “America COMPETES Act of 2022”) was introduced in the U.S. House of Representatives. The America COMPETES Act of 2022 initially included provisions of the SAFE Banking Act that intended to set out financial regulations for cannabis-related businesses and revise other aspects of the financial system with regard to cannabis-related businesses but the version of the America COMPETES Act of 2022 that ultimately passed the Senate and was signed into law excluded the SAFE Banking Act provisions. The SAFE Banking Act was again introduced in the House and passed as an amendment to the FY 2023 National Defense Authorization Act, but the amendment did not pass in the Senate at the close of the 2022 congressional session. This marked the seventh time that the U.S. House of Representatives advanced some form of the SAFE Banking Act to the U.S. Senate.

In September 2023, the Senate Banking Committee passed the Secure and Fair Enforcement Regulation Banking Act (the “SAFER Banking Act”), which was based on the former SAFE Banking Act and included strengthened regulatory language. The bill was placed on the legislative calendar for consideration, but did not receive a full Senate vote.

It is uncertain whether the SAFE Banking Act and/or the SAFER Banking Act will be reintroduced or become law.

Given the status of cannabis, it is also uncertain whether the banks and financial institutions that the Company currently does business and banks with will continue to work with and bank the Company and its subsidiaries.

Hemp and Hemp Derived Cannabinoids

On December 20, 2018, the U.S. Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) was signed into law. Prior to its enactment, the U.S. federal government did not distinguish between cannabis and hemp and the entire plant species Cannabis sativa L. (subject to narrow exceptions applicable to specific portions of the plant) was scheduled as a controlled substance under the CSA. Therefore, the cultivation of hemp for any purpose in the United States without a Schedule I registration with the DEA was federally illegal, unless exempted by Section 7606 of the Agricultural Act of 2014 (the “2014 Farm Bill”). The 2018 Farm Bill removed hemp (which is defined as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis”) and its derivatives, extracts and cannabinoids, including CBD derived from hemp, from the definition of marijuana in the CSA, thereby removing hemp and its derivatives from DEA purview as a controlled substance. The 2018 Farm Bill also amended the Agricultural Marketing Act of 1946 to allow for the commercial production of hemp in the United States under the purview of the United States Department of Agriculture (the “USDA”) in coordination with state departments of agriculture that elect to have primary regulatory authority over hemp production in their respective jurisdictions. Pursuant to the 2018 Farm Bill, states, U.S. territories and tribal governments may adopt their own regulatory plans for hemp production even if more restrictive than federal regulations so long as they meet minimum federal standards and are approved by the USDA. Hemp production in states and tribal territories that do not choose to submit their own plans and that do not prohibit hemp production are governed by USDA regulations.

On October 31, 2019, the USDA issued an interim final rule governing the domestic production of hemp under the 2018 Farm Bill, establishing the U.S. Domestic Hemp Production Program (the “USDA IFR”). The USDA IFR outlines the requirements for the USDA to approve plans submitted by states and tribal governments for the domestic production of hemp. It also establishes a federal plan for hemp producers in states or territories of Native American tribes that do not have USDA-approved hemp production plans. Pursuant to the USDA IFR, the USDA reviews hemp production plans submitted by states and tribal governments that wish to obtain or retain primary regulatory authority over hemp production in their respective jurisdictions. Once the USDA formally receives a plan from a state or tribal government, the agency has 60 days to review and approve or reject the plan.

Although the USDA IFR provides the framework for the USDA, state departments of agriculture and tribal governments to begin the implementation of commercial hemp production programs pursuant to the 2018 Farm Bill, the 2014 Farm Bill was scheduled to remain in effect for one year after the effective date of the USDA IFR. On January 15, 2021, the USDA issued a final rule on hemp production which incorporates modifications established under the USDA IFR published in October 2019. The rule became effective on March 22, 2021, and outlines, among other things, the licensing requirements, recordkeeping requirements, procedures for testing THC concentrations and procedures for disposing of non-compliant plants.

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

Under the 2018 Farm Bill, states and tribal governments have authority to adopt regulatory regimes that are more restrictive than federal mandates or prohibit hemp production altogether. Accordingly, variance in hemp regulation across jurisdictions is likely to persist. Compliance with state or territory hemp law, if any, is required under the 2018 Farm Bill. As states continue to refine their regulatory frameworks for intoxicating hemp products, legal cases are likely to continue emerging to deal with complex questions about federal preemption, removal jurisdiction, and the interaction between state consumer protection laws and federal cannabis policy. The evolving regulatory landscape presents both challenges and opportunities for businesses and their counsel.

As a result of the 2018 Farm Bill, federal law provided that CBD and other cannabinoids derived from hemp may not be controlled substances under the CSA; however, CBD and other cannabinoids derived from hemp could still be considered a controlled substance under applicable state law. States take varying approaches to regulating the production and sale of hemp and hemp-derived cannabinoids. While some states explicitly authorize and regulate the production and sale of cannabinoids or otherwise provide legal protection for authorized individuals and businesses to engage in commercial hemp activities, other states maintain outdated drug laws that do not distinguish hemp or hemp-derived CBD or other cannabinoids from marijuana (or “cannabis” as used herein), resulting in hemp being classified as a controlled substance under certain state laws. In these states, the sale of CBD or other cannabinoids, notwithstanding its origin, is either restricted to state medical or adult-use cannabis program licensees or remains unlawful. Additionally, a number of states prohibit the sale of consumable CBD or other cannabinoid products based on the position of the FDA set forth in the Federal Food, Drug and Cosmetic Act (the “FFDCA”) that it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as or in dietary supplements regardless of whether the substances are hemp-derived. Finally, some states, while allowing the sale of CBD or other non-intoxicating cannabinoids, prohibit the sale of intoxicating cannabinoids such as delta-8 and delta-10 THC or HHC.

Most recently, Section 781 of the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 (“Section 781”), enacted and signed into law in November 2025, effectively amended the 2018 Farm Bill to, among other things, (i) define “Hemp” as Cannabis sativa L. with a total THC concentration of not more than 0.3% on a dry weight basis, (ii) impose a ceiling of 0.4 milligrams of total THC per container for finished hemp-derived cannabinoid products, and (iii) prohibit products containing synthesized cannabinoids. Such changes under Section 781 are set to become effective on the 365-day anniversary of the date of its enactment. It has been reported that opponents of Section 781 are seeking to repeal, replace, amend and/or delay Section 781. It is currently uncertain whether and when the changes in Section 781 will take effect and what impact it may have on the hemp and cannabis industries. If all of the changes in Section 781 take effect, then most intoxicating hemp and hemp-derived THC products would become scheduled under the CSA as marijuana and would likely be subject to state laws and regulations in the same or a similar manner as state-regulated and territory-regulated marijuana. The impact of Section 781 and any state regulatory framework resulting therefrom is currently uncertain.

The FDA and Hemp Derived Cannabinoids

The 2018 Farm Bill preserves the authority and jurisdiction of the FDA under the FFDCA to regulate the manufacture, marketing and sale of food, drugs, dietary supplements and cosmetics, including products that contain hemp extracts and derivatives such as CBD and other cannabinoids. As a marketer of hemp-derived products, the Company required to comply with FDA regulations applicable to the marketing of such products, including with respect to dietary supplements, food and cosmetics. To date, the FDA has not deemed CBD or other cannabinoids permissible for use in dietary supplements, as dietary ingredients, or as safe for use in food. The FDA has consistently taken the position that CBD is prohibited from being marketed as a dietary supplement or added to food because substantial clinical trials studying CBD as a new drug must be made public prior to the marketing of any food or dietary supplements containing CBD.

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

On September 4, 2020, the Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2020 was initially introduced in the U.S. House of Representatives and was reintroduced in the U.S. House of Representatives on February 4, 2021. The Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2020 would permit the inclusion of hemp and CBD derived from hemp as ingredients in dietary supplements that otherwise comply with the applicable requirements for dietary supplements set forth in the FFDCA and the Fair Packaging and Labeling Act. The bill did not address the inclusion of hemp or CBD derived from hemp as ingredients in food products, and it is unclear whether it will ultimately be reintroduced into the current Congress, passed and/or signed into law.

On January 8, 2021, the FDA issued a report stating that more real-world data on CBD use and safety, alongside data from other types of studies, is needed to fill in the current gaps in the FDA’s understanding of the safety profile of CBD and many other cannabis-derived compounds, including potential safety risks for people and animals. Until these gaps are filled and the FDA formally adopts regulations authorizing the production and sale of CBD products as food and/or dietary supplements, there is a risk that the FDA could take enforcement action against the Company. Failure to comply with FDA requirements may result in, among other things, warning letters, injunctions, product withdrawals, recalls, seizures, fines and criminal prosecutions. The Company continues to closely monitor FDA developments with respect to CBD and the Company's compliance with applicable United States laws relating to hemp, including the FDA’s regulations of CBD and evaluate and implement appropriate compliance measures on an ongoing basis.

On February 8, 2022, the Hemp Advancement Act of 2022 was introduced in the U.S. House of Representatives. The Hemp Advancement Act of 2022 would raise the permitted THC threshold for hemp and in-process hemp extract, remove the requirement that hemp testing occur at DEA-registered facilities, and allow people with drug-related felony convictions to receive a hemp license. The 2018 Farm Bill was originally set to expire in September 2023. Congress considered a number of reforms to protect public safety and benefit the hemp industry for inclusion in the next iteration of the Farm Bill. Such reforms sought to address requirements such as DEA-registered testing labs, short testing windows, background checks for hemp growers, and the low THC limit for hemp. Lawmakers also considered inclusion of provisions from the Hemp Advancement Act into the next Farm Bill. Such considerations could become moot, however, if Section 781 takes effect.

On January 16, 2025, the FDA’s Center for Veterinary Medicine ("CVM") released a request for information (RFI) soliciting comments from the public, with a focus on practicing veterinarians, related to the use of cannabis-derived products in veterinary medicine. The RFI is focused primarily on CBD products and other hemp-derived products. While the RFI is focused on soliciting comments related to animals, the FDA also stated in the RFI that regulation of the CBD market is a priority and thus the information gathered will guide the FDA in its future regulatory action. Public comments to the CVM closed on April 16, 2025.

Application of Cannabis Regulations in the United States

Violations of U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions, or settlements arising from either civil or criminal proceedings brought by either the U.S. federal government or private citizens, including, but not limited to, disgorgement of profits, seizure of property or products, cessation of business activities, or divestiture. Although he cannabis business activities of the Company and its subsidiaries are believed to be compliant with applicable U.S. state and local laws, such activities are currently illegal under U.S. federal law.

Cannabis regulations in Canada

We do not, directly or indirectly, engage in the cultivation, processing, or dispensing of cannabis or any other cannabis-related activity in Canada. As such, to our knowledge, our Canadian corporate operations are not subject to any cannabis regulations in Canada.

Employees

As of March 20, 2026, we had 690 full-time and 102 part-time employees. Certain of our employees have elected to be represented by the United Food and Commercial Workers (“UFCW”) International Union in New York, New Jersey, Massachusetts and Maryland. Of our employees, 169 are represented by ten collective bargaining agreements. We believe that we maintain good relations with our employees.

Corporate Information

We are a company incorporated under the laws of British Columbia, Canada. We were incorporated on November 15, 2013, under the name Genarca Holdings Ltd., and on August 4, 2016, we changed our name to iAnthus Capital Holdings, Inc. Our corporate headquarters is located at 214 King Street West, Suite 400, Toronto, Ontario M5H 3S6 and our telephone number is (646) 518-9418. Our common shares, no par value, are listed on the Canadian Securities Exchange (“CSE”) under the symbol “IAN” and quoted on the OTCID of the OTC Markets Group, Inc. under the symbol “ITHUF”.

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

We face and expect to continue to face competition from other companies, some of which may have longer operating histories, more financial resources, more experience and greater brand recognition than us. Increased competition by larger and well-financed competitors and/or competitors that have longer operating histories, greater brand recognition and more manufacturing and marketing experience than us could have a material adverse effect on our business, financial condition and results of operations. As we operate in an early-stage industry, we expect to face additional competition from new entrants. Specifically, we expect to face additional competition from new market entrants that are granted licenses within a particular state in which we operate or existing license holders which are not yet active in the industry. If a significant number of new licenses are granted, we may experience increased competition for market share and downward price pressure on our products as new entrants increase production, which could have a material adverse effect on our business.

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

Some of our subsidiaries have been unable to pay their United States federal and state income taxes for the 2020 through 2025 tax years. Those subsidiaries currently owe $31.4 million for these cumulative years in United States federal and state income taxes, inclusive of interest and penalties. Interest and penalties will continue to accrue for as long as such taxes, interest and penalties remain unpaid. Our subsidiaries are in the process of negotiating payment agreements or “currently not collectable” status with the United States federal and state tax authorities for these amounts owed to remedy the outstanding balances; however, no assurance can be given that our subsidiaries will be successful in negotiating such payment agreements or “currently not collectable” status.

If our goodwill, other intangibles or fixed assets become impaired, we may be required to record a significant charge to earnings.

When we acquire a business, a substantial portion of the purchase price of the acquisition can be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other identifiable intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2025 and 2024, we held intangible assets, including cannabis operations licenses, trade names and brand intangibles, net of amortization of $67.4 million and $72.8 million, respectively.

As of December 31, 2024, we had goodwill of $6.1 million which pertained to the preliminary goodwill acquired from the Cheetah Acquisition. During the year ended December 31, 2025, we finalized the purchase price allocation and allocated $4.6 million to identifiable intangible assets acquired from the Cheetah Acquisition. As a result, we held remaining goodwill of $1.6 million as of December 31, 2025.

Under U.S. generally accepted accounting principles (“GAAP”), the carrying amount of our goodwill is tested at least annually for impairment as of December 31st of each fiscal year. On each quarter end date, we assess whether recent events or changes in circumstances constitute a triggering event requiring us to assess whether goodwill, other intangibles or fixed assets may be impaired before the annual testing date. Occurrences that may constitute a change in circumstances include, but are not limited to, a decline in our share price and market capitalization, decreases in expected future cash flows and slower growth rates in our industry. We review our fixed assets and other finite life intangibles for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. As a result of our annual test, we did not recognize any impairment loss on intangible assets for the years ended December 31, 2025 and 2024, respectively.

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

Historically, we have experienced negative cash flow from operating activities. During the years ended December 31, 2025 and 2024, we achieved positive cash flow from operating activities and believe we will achieve positive cash flow from operating activities in future periods. However, we cannot provide assurance that we will in fact achieve sufficient revenues from sales of cannabis and/or other related products to maintain profitability or positive cash flow from operating activities. Our inability to maintain profitability or positive cash flow from operating activities could have a material adverse effect on our business, financial condition and results of operations.

There is substantial doubt about our ability to continue as a going concern.

We do not believe that our current cash on hand will be sufficient to fund our projected operating requirements. This raises substantial doubt about our ability to continue as a going concern. In addition, the report of our independent registered public accounting firm on our audited financial statements for each of the two years ended December 31, 2025 and 2024 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our audited financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. If we cannot continue as a going concern, our investors may lose their entire investment in our securities. Until we can generate significant cash flows, we expect to satisfy our future cash needs through debt or equity financing; however, there can be no assurance that such capital will be available, or if available, that it will be on terms acceptable to us.

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

We have medical marijuana licenses in the states of New York, New Jersey, Florida, Maryland, Massachusetts and Arizona. Where we have medical marijuana licenses, we sell our medical marijuana pursuant to applicable state law only; however, compliance with state law does not constitute compliance with the CSA or the FDA, and the FDA has not approved our products for sale. Cannabis is currently a Schedule I controlled substance under the CSA. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived products, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), to our knowledge, the FDA has not approved a marketing application for a cannabis or cannabis-derived product for the treatment of any disease or condition. In addition, we can provide no assurance that our products or operations are in compliance with federal regulations, including those enforced by the FDA. Failure to comply with FDA regulations may result in, among other things, warning letters, injunctions, product recalls, product seizures, fines and/or criminal prosecutions. Even if cannabis is rescheduled to Schedule III, the production, sale and commercialization of marijuana could be regulated by the FDA and we would not currently be compliant with existing FDA laws, rules and regulations, if enforced.

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

We have limited capital resources and operations. Our net losses for the years ended December 31, 2025 and 2024 were $40.2 million and $7.6 million, respectively, and our accumulated deficit as of December 31, 2025 and 2024 was $1,375.5 million and $1,335.3 million, respectively. To date, our operations have been funded primarily from the proceeds of debt and equity financings, and we may require additional equity and/or debt financing to support on-going operations, to undertake capital expenditures or to undertake acquisitions or other business combination transactions. There can be no assurance that additional financing will be available to us when needed or on terms which are acceptable. If additional capital is raised through further issuances of equity or debt securities with equity-linked features, existing holders of our common shares could suffer further dilution, and any new equity securities issued could have rights, preferences and privileges superior to our existing common shareholders. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. In addition, any debt financing secured in the future could also involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

Litigation, complaints, enforcement actions and governmental inquiries could result from cannabis-related activities in violation of federal law, including, but not limited to, the Racketeer Influenced Corrupt Organizations Act (“RICO”). Among other things, RICO authorizes private parties whose properties or businesses are harmed by such patterns of racketeering activity to initiate a civil action against the individuals involved. A number of RICO lawsuits have been brought by neighbors of state licensed cannabis farms who allege they are bothered by noise and odor associated with cannabis production, which has also led to decreased property values. By alleging that the smell of cannabis interferes with the enjoyment of their property and drives down their property value, plaintiffs in these cases have effectively elevated common law nuisance claims into federal RICO lawsuits. These lawsuits have named not only the cannabis operator but also supply chain partners and vendors that do not directly handle or otherwise “touch” cannabis.

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

Many courts have denied cannabis businesses bankruptcy protections because the use of cannabis is illegal under U.S. federal law, thus making it difficult for lenders and investors to recoup their investments in the cannabis industry in the event of a bankruptcy. In order to receive bankruptcy protections in Canada under the Companies' Creditors Arrangement Act, a company must (i) be incorporated under a Canadian statute or hold property or do business in Canada, (ii) owe at least C$5.0 million to its creditors and (iii) be insolvent. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to us, which would have a material adverse effect on us, our lenders and other stakeholders.

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

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities that violate manufacturing standards and government regulations and laws including regulations with respect to healthcare fraud, abuse laws and regulations or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties. The precautions we take to detect and prevent such misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending such actions, such actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2025 as a result of a material weakness in our internal controls, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) We did not perform reviews of relevant Service Organization Control Reports for key third party service providers, and (2) We did not perform an effective risk assessment or monitor internal controls over financial reporting. While management is working to remediate these material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

While certain states in the U.S. have legalized “medical cannabis,” “adult use cannabis” or both, medical and adult-use cannabis remains illegal under federal law. Although President Trump issued an Executive Order directing the Attorney General to reschedule "marijuana" as a Schedule III substance, the CSA currently still classifies “marijuana” as a Schedule I drug. As such, cannabis-related business activities, including, without limitation, the cultivation, manufacture, importation, possession, use, or distribution of cannabis, remains illegal under U.S. federal law. Individual state laws do not always conform to U.S. federal law or the laws of other states, and there are a number of variations in the laws and regulations of the various states in which we operate. Although we believe our business activities and those of our subsidiaries are compliant with the laws and regulations of the states in which we and our subsidiaries operate, strict compliance with state and local laws with respect to cannabis neither absolves us of liability under U.S. federal law, nor provides a defense to any proceeding that may be brought against us under U.S. federal law. Any proceeding that may be brought against us could have a material adverse effect on our business, financial condition and results of operations. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions, or settlements, arising from either civil or criminal proceedings brought by either the U.S. federal government or private citizens, including, but not limited to, property or product seizures, disgorgement of profits, cessation of business activities, or divestiture. Such fines, penalties, administrative sanctions, convictions, or settlements could have a material adverse effect on, among other things:

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

The majority of our subsidiaries, and all of our operating subsidiaries, are located in the United States. Therefore, we are subject to a variety of laws and regulations in the United States and Canada that involve money laundering, financial recordkeeping and proceeds of crime. Such laws and regulations may include the Bank Secrecy Act, as amended by Title III of the U.S. PATRIOT Act, Sections 1956 and 1957 of U.S.C. Title 18 (Money Laundering Control Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended, and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada. If any of our investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States are found to be in violation of anti-money laundering laws or otherwise, such transactions may be viewed as proceeds of crime, including under one or more of the statutes discussed above or any other applicable legislation. Any property, real or personal and its proceeds, involved in or traceable to such a crime is subject to seizure by and forfeiture to governmental authorities. Any such seizure, forfeiture or other action by law enforcement with respect our assets could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada and could have a material adverse effect on our business, financial condition and results of operations.

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

Although the FinCEN Memorandum remains intact, it is unclear whether the current administration will continue to follow its guidelines, or what may happen under future administrations. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current or future administrations. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. Our inability or limitation of our ability to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for us to operate and conduct our business as planned or to operate efficiently.

In the United States, the SAFE Banking Act and SAFER Banking Act are previously proposed pieces of federal legislation that would grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying marijuana business follows state law. The U.S. House of Representatives previously passed the SAFE Banking Act on numerous occasions, and the SAFER Banking Act has passed the Senate Banking Committee, but the U.S. Senate has failed to take up either the SAFE Banking Act or the SAFER Banking Act for a vote. It is unclear whether the SAFE Banking Act or the SAFER Banking Act will be reintroduced during the current congressional session, and even if reintroduced there can be no assurance that any such legislation will be passed and enacted into law.

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

We may be subject to heightened scrutiny by regulators, exchanges and/or other authorities in Canada and/or the United States, which could affect our ability to operate our business and/or for investors to be able to deposit or trade our common shares.

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

As cannabis remains illegal under U.S. federal law, those non-U.S. citizens who are employed at or investing in Canadian companies with operations in the U.S. cannabis business could face detention, denial of entry, or lifetime bans from the United States for their business associations with such companies. Entry happens at the sole discretion of the U.S. Customs and Border Protection (the “USCBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. As a result, the Canadian government warned travelers that previous use of cannabis or any substance prohibited by U.S. federal laws could mean denial of entry to the United States. In addition, business or financial involvement in the legal cannabis industry in Canada or in the United States could also be a reason for USCBP officers to deny entry in the United States. In reaction to the then-impending legalization of cannabis in Canada, the USCBP released a statement outlining its position with respect to enforcement of U.S. federal laws. The statement specified that Canada’s legalization of cannabis would not change the USCBP’s enforcement of U.S. federal laws regarding controlled substances, and because cannabis continues to be a controlled substance under the CSA, working in or facilitating the proliferation of the cannabis industry in states or Canada where cannabis is legal may affect admissibility to the United States. Although the USCBP has affirmed that Canadian citizens “working in or facilitating the proliferation of the legal cannabis industry in Canada, coming to the U.S. for reasons unrelated to the cannabis industry will generally be admissible to the U.S.,” if Canadian citizens, or any other travelers, are “found to be coming to the U.S. for reason related to the cannabis industry, they may be deemed inadmissible” and risk being barred from entry into the United States.

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

We are engaged in both the medical and adult-use marijuana industry in the United States where local state and territory law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state and territory level. Pursuant to the Congressional Research Service, as of March 10, 2026, (i) approximately forty states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands allow the medical use of cannabis products, (ii) approximately eight states allow for the “limited access medical cannabis,” and (iii) approximately twenty-four states, the District of Columbia, Guam, the Northern Mariana Islands and the U.S. Virgin Islands have enacted laws allowing the recreational use of marijuana. Notwithstanding the permissive regulatory environment of cannabis at the state and territory level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal, state and territory laws and regulations is a major risk factor.

Under the current administration, federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws which may be inconsistent with federal prohibitions, though there have been no such prosecutions that we are aware of. Nevertheless, there can be no assurance that in the future the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws.

Federal law preempts state law in these circumstances, such that the federal government can assert criminal violations of federal law despite a state's law. The level of prosecutions of state-legal cannabis operations is entirely unknown, and the current administration and DOJ have not articulated a policy regarding state legal cannabis. It is unclear what position Attorney General Pam Bondi will take. If the DOJ sought to aggressively pursue financiers or equity owners of cannabis-related business, and United States Attorneys followed such DOJ policies through pursuing prosecutions of such financiers and equity owners, then we could face (i) seizure of our cash and other assets used to support or derived from our cannabis subsidiaries; and (ii) the arrest of our employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting the violation of, as well as and conspiring to violate, the CSA.

If the current administration and Attorney General do not adopt a policy incorporating some or all of the policies articulated in the Cole Memorandum, then the DOJ or an aggressive federal prosecutor could allege that we “aided and abetted” violations of federal law by providing financing and services to our operating subsidiaries. Under these circumstances, it is possible that a federal prosecutor could seek to seize our assets and to recover what could be deemed “illicit profit”. In these circumstances, our operations may cease, and our shareholders could lose their entire investment and our directors, officers and/or shareholders could be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on us (including directors' and officers' reputations and ability to conduct business), our holding (directly or indirectly) of medical and adult-use cannabis licenses in the United States, the listing of our securities on the CSE or OTC Markets, our capital, financial position, operating results, profitability or liquidity or the market price of our listed securities.

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

There is a limited market for our common shares

Our common shares are listed for trading on the CSE and are quoted over-the-counter in the United States on the OTCID of the OTC Markets Group, Inc. The over-the-counter markets provide less liquidity than U.S. national securities exchanges, such as the New York Stock Exchange or Nasdaq. Accordingly, holders of our common shares may be unable to sell or otherwise dispose of their common shares at desirable prices or at all.

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

As a result of the consummation of the Recapitalization Transaction and as of March 21, 2026, our executive officers, directors and principal shareholders and their affiliates beneficially hold, in the aggregate, approximately 84.7% of our outstanding common shares. These shareholders, acting together, would be able to significantly influence all matters requiring shareholder approval. For example, these shareholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common shares that you may feel are in your best interest as one of our shareholders.

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

Management

Under the oversight of the audit committee of the Company’s Board of Directors, and as directed by the Company’s Chief Financial Officer, the Vice President of Information Technology is primarily responsible for the assessment and management of material cybersecurity risks, establishing and maintaining adequate and effective internal controls covering cybersecurity matters, and disclosing any material cybersecurity matters faced by the Company. This also includes hiring appropriate personnel and/or third-party service providers, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel, including the Company’s Chief Financial Officer and, as applicable, the Company’s Board. The Company’s current Vice President of Information Technology has more than 20 years of experience with information technology and related systems security matters and processes.

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

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located at 214 King Street West, Suite 400, Toronto, Ontario M5H 3S6. As of December 31, 2025, we leased: two facilities in the State of Arizona; one facility in Canada; 29 facilities in the State of Florida; five facilities in the State of Maryland; four facilities in the State of Massachusetts; five facilities in the State of New Jersey; and four facilities in the State of New York. In addition, we own: one facility in the State of Florida and one facility in the State of New York. The following table sets forth information about our properties. We believe that these facilities are generally suitable to meet our needs.

Location	Facility Type	Approximate Square Footage of Operational Facilities	Lease Expiration Dates
Arizona	Dispensary/Processing/Cultivation	37,840	April 2027 – March 2033
Canada	Administrative	4,092	June 2026
Florida	Dispensary/Processing/Cultivation	365,010	June 2028 – January 2034
Maryland	Dispensary/Processing	32,639	April 2026 – January 3031
Massachusetts	Dispensary/Processing/Cultivation	78,333	May 2026 – July 2029
New Jersey	Dispensary/Processing/Cultivation	54,000	February 2027– September 2034
New York	Dispensary/Processing/Cultivation	15,471	March 2026 – January 2030
	Administrative	10,876	January 2030

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

Walmer Matter

On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX Bioceutical ULC (“MPX ULC”). The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX ULC, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation following iAnthus's acquisition of the U.S. operations of MPX Corporation, which amalgamated into MPX ULC (the "MPX Acquisition"). MPX ULC withheld the redemption of approximately $1,250,000 of the original subscription amount of the MPX Debentures as MPX ULC was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into the Company’s common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111,000,000 and breach of a security subordination agreement in the amount of $3,500,000. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against the Company and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in the British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX ULC, the Company and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX ULC and the Company to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111,000,000; (iii) damages for breach of a security subordination agreement in the amount of $3,500,000; (iv) damages for breach of a consultancy agreement in the amount of $440,000 plus $150,000 plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1,000,000. On October 31, 2019, the Company and MPX ULC served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike the Company’s and MPX ULC’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, the Company’s directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia. On August 22, 2023, Walmer, Island, Broughton, Crawford and Puddles filed a Notice of Intention to Proceed with their claim. On June 4, 2025, the plaintiffs filed an Amended Notice of Civil Claim (the "Amended Claim"), which, among other things, revised the relief sought by the plaintiffs. Pursuant to the Amended Claim, the plaintiffs are seeking: (i) damages for failure to pay the Disputed Debentures in the amount of $1,770,264 plus bonus and interest; (ii) damages for breach of a consultancy agreement in amount of $440,000 plus $150,000; and (iii) damages for breach of the duty of good faith owed to the plaintiffs in the amount of $1,000,000. The Company and MPX ULC filed its response and counterclaim on July 4, 2025.

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

On March 23, 2026, Saloum filed a Partial Motion for Summary Judgment, seeking a declaration that the JV Agreement is binding upon THCWC, iA AZ and the Company (collectively, the "iAnthus Parties") because: (i) the iAnthus Parties ratified the JV Agreement by making payments to Saloum; (ii) the iAnthus Parties assumed the obligations under the JV Agreement in connection with the Company's acquisition of the U.S. operations of MPX Bioecutical Corporation ("MPX Corporation"), which amalgamated into MPX Bioceutical ULC (the "MPX Acquisition"); (iii) the MPX Acquisition was a de-facto merger, meaning MPX Corporation's obligations became the iAnthus Parties'; and (iv) the iAnthus Parties are stopped from denying the enforceability of the JV Agreement because Saloum relied upon the iAnthus Parties' performance. The iAnthus Parties’ response is due on April 23, 2026.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade in Canada on the Canadian Securities Exchange under the trading symbol “IAN.” Our common shares are also quoted in the over-the-counter markets in the United States on the OTCID of the OTC Market Group, Inc. under the trading symbol “ITHUF.” Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Stockholders

We had 428 shareholders of record as of March 19, 2026. This does not include shares held in the name of a broker, bank or other nominees (typically referred to as being held in “street name”).

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

Through our subsidiaries, we own and/or operate, as of December 31, 2025, 40 dispensaries and four cultivation and/or processing facilities in seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate an uncapped number of dispensary licenses in Florida, and up to ten cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and/or distribute cannabis products in eight U.S. states, all subject to the necessary regulatory approvals.

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

For further discussion, refer to Note 4 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2025.

Acquisition of LMS

On December 8, 2017, CGX Life Sciences, Inc. ("CGX"), our wholly-owned subsidiary, entered into two option agreements, as amended, with LMS Wellness, Benefit LLC ("LMS") and William Huber ("Huber"), the sole member of LMS, pursuant to which, CGX was granted an option to acquire 100% ownership of LMS. We exercised our option to acquire LMS on November 22, 2021, subject to regulatory approval by the Maryland Cannabis Administration (the "MCA"). On March 4, 2025, the MCA approved the transfer of 100% of the ownership of LMS to CGX. Our acquisition of LMS was contested by LMS and Huber (see "Part I, Item 3 - Legal Proceedings - Claim by Maryland License Holder" further discussion), but we closed on the acquisition of LMS on April 21, 2025.

Dispositions

Nevada Assets

On February 23, 2024, our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") entered into an Asset Purchase Agreement (the "NV Purchase Agreement") with an unaffiliated third-party buyer (the "NV Buyer"), pursuant to which, GMNV agreed to sell substantially all of the assets of GMNV to the NV Buyer. GMNV currently operates a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada and an adult-use dispensary in Las Vegas, Nevada and holds two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada (the "Business").After closing adjustments, the aggregate proceeds to be received from the sale are $5.9 million. Of the total Purchase Price, $3.5 million is paid in cash at the closing of the NV Purchase Agreement (the "NV Closing") and the remaining balance of the Purchase Price is paid on a quarterly basis, beginning six months after the NV Closing, over 36 months with interest accruing at 8% per annum. On February 23, 2024, GMNV also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the NV Buyer's affiliated entity (the "Manager"), will assume full operational and managerial control of the Business, which was approved by the NV CCB and became effective June 24, 2024 (the "NV Management Agreement Effective Date"). As of the NV Management Agreement Effective Date, all operational control of GMNV was transferred to the Manager and we determined that we no longer had a controlling financial interest as of the NV Management Agreement Effective Date. We recognized an initial gain on deconsolidation of $2.1 million, which was the carrying value of the net liabilities disposed from deconsolidation on the NV Management Agreement Effective Date, which was presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2024.

The NV Closing was subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On March 20, 2025, we received approval from the NV CCB for the NV Purchase Agreement and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, we received $3.5 million in cash of the Purchase Price, while the remainder is paid through quarterly repayments by way of a promissory note issued by the NV Buyer (the "NV Note"). We recognized a gain of $5.7 million which is the aggregate fair value of the consideration, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2025.

As of December 31, 2025, the balance including accrued interest with respect to the NV Note is $2.2 million.

Sale of Certain Arizona Assets

On February 6, 2025, we entered into definitive agreements (the "AZ Purchase Agreements") with an unaffiliated third-party buyer (the "AZ Buyer"), pursuant to which we agreed to sell three dispensaries and two processing/cultivation facilities in Arizona for aggregate consideration of approximately $36.5 million (the "AZ Transaction"). The consideration consisted of $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months. The AZ Transaction includes two dispensaries, a processing facility and a cultivation/processing facility located in Mesa, Arizona as well as one dispensary located in Phoenix, Arizona (collectively, the "Facilities"). Following the closing of the AZ Transaction, we will continue to operate one dispensary in Mesa, Arizona.

Pursuant to the AZ Purchase Agreements, we agreed to sell and the AZ Buyer agreed to acquire, substantially all of the assets related to or used in connection with the Facilities, including, but not limited to, all cannabis licenses associated with such businesses and related real property (collectively, the "AZ Purchased Assets"), together with certain assumed liabilities related to the AZ Purchased Assets. The closing of the AZ Transaction is subject to customary conditions precedent, including the receipt of applicable consents and regulatory approvals.

The AZ Transaction closed on February 14, 2025, with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. As of February 14, 2025, all closing conditions of the AZ Purchase Agreement had been met and that is the date that the AZ Transaction closed and the AZ Buyer assumed full managerial and operational control of the AZ Purchased Assets. Upon closing, we received cash of $15.8 million from the AZ Buyer, net of closing adjustments and tax payments, and recognized the fair value the AZ Note at $13.5 million. We recognized a gain on deconsolidation of $6.3 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed from deconsolidation, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2025.

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

Prior to the sale of the AZ Note, the balance of the AZ Note including accrued interest was $12.7 million. Following the AZ Note Closing Date, we recognized a loss of $1.4 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the AZ Note, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2025.

Recent Developments

Extension of INJ Senior Secured Bridge Notes

On February 16, 2026, we entered into amending agreements (the "2026 Bridge Notes Amendment") to the senior secured bridge notes (the “Senior Secured Bridge Notes”) originally issued by INJ on February 2, 2021, with the collateral agent and certain holders of the Senior Secured Bridge Notes in the aggregate initial principal amount of $11 million and having a maturity date of February 16, 2026. Pursuant to the 2026 Bridge Notes Amendment, the maturity date of the Bridge Notes has been extended from February 16, 2026, to June 24, 2027 in consideration of an amendment fee equal to two percent (2%) of the principal amount of such Senior Secured Bridge Notes as of the date of the 2026 Bridge Notes Amendment, payable on the amended maturity date. As of February 16, 2026, the aggregate principal amount outstanding on the Bridge Notes is approximately $8.4 million.

Issuance of Common Shares

On January 6, 2026, we issued 113,424 common shares for vested RSUs to certain employees and directors. We withheld 910 common shares to satisfy employees' tax obligations of less than $0.1 million.

Accounting Pronouncements

See Note 3, “New Accounting Standards and Accounting Changes” in the notes to our consolidated financial statements for the fiscal year ended 2025 included elsewhere in this Annual Report on Form 10-K for more information regarding the new accounting standards applicable to us.

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues and Gross Profit

	Year Ended December 31,
(in ’000s of U.S. dollars)	2025	2024
Revenues
Eastern Region	$133,605	$128,553
Western Region	10,381	39,014
Total revenues	$143,986	$167,567

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Eastern Region	$(72,580)	$(68,334)
Western Region	(5,709)	(24,119)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(78,289)	$(92,453)

Gross profit
Eastern Region	$61,025	$60,219
Western Region	4,672	14,895
Total gross profit	$65,697	$75,114

The eastern region includes our operations in Florida, Maryland, Massachusetts, New York, New Jersey, as well as our operations under the new Cheetah brand in Illinois and Pennsylvania. The western region includes our operations in Arizona and Nevada. Results from our Nevada business were included until June 24, 2024, when it was then deconsolidated.

Eastern region

For the year ended December 31, 2025, our sales revenues in the eastern region were $133.6 million as compared to $128.6 million for the year ended December 31, 2024, which represents an increase of 3.9%. The main drivers for the increase in revenues included $4.2 million in wholesale revenues from our new markets in Illinois and Pennsylvania during the year ended December 31, 2025, as compared to $Nil in the year ended December 31, 2024, following the Cheetah Acquisition. Additionally, there were higher revenues in New Jersey by $3.9 million, and in Maryland by $1.1 million from the continued expansion of the wholesale program and increased production and sale of our in-house products within these states. This was partially offset by lower revenues in Florida of $3.2 million, primarily due to continued competitive pressures which led to price compression and lower sales volume.

For the year ended December 31, 2025, gross profit was $61.0 million, or 45.7% of sales revenues, as compared to a gross profit of $60.2 million, or 46.8% of sales revenues, for the year ended December 31, 2024. Gross profit increased in Maryland and New Jersey by a combined $2.6 million, due to a favorable change in sales mix as we continue to produce and sell more higher margin in-house products to meet adult-use demand during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Gross profit from the new markets in Illinois and Pennsylvania was $1.1 million during the year ended December 31, 2025, as compared to $Nil during the year ended December 31, 2024. This was partially offset by $2.1 million decrease in gross profit in Florida due to increased competitive pressures which led to price compression and increased sales discounts during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

During the year ended December 31, 2025, approximately 42,460 pounds of plant material was harvested in the eastern region as compared to approximately 54,460 pounds harvested during the year ended December 31, 2024. The decrease in harvested plant material is primarily attributed to lower harvest volumes in Florida following the impact of Hurricane Milton on the operating capacity at the shade house at the end of 2024 and the start of 2025, as well as environmental pressures during the third quarter of 2025, which are now resolved; and due to the timing of harvests in Massachusetts during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was partially offset by an increase in harvested plant material in New Jersey primarily attributable to increased cultivation and production activities at the Pleasantville facility following the continued expansion of operations to meet demand under the adult-use program during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Western region

For the year ended December 31, 2025, our sales revenues in the western region were $10.4 million as compared to $39.0 million for the year ended December 31, 2024, which represents a decrease of 73.4%. The decrease in revenues in the western region is attributed to the deconsolidation of Nevada operations as of June 24, 2024, and the deconsolidation of three dispensaries and two facility sites in Arizona as of February 14, 2025.

For the year ended December 31, 2025, gross profit was $4.7 million, or 45.0% of sales revenues, as compared to a gross profit of $14.9 million, or 38.2% of sales revenues, for the year ended December 31, 2024. The lower gross profit during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is attributable to the reduced operational activity in the western region following the divestitures in Nevada and certain assets in Arizona. Notwithstanding the decrease in gross profit, the increase in gross margin is primarily attributable to a favorable sales mix within the western region, as there were minimal wholesale revenues recognized in western markets during the year ended December 31, 2025, as compared to the year ended December 31, 2024, which typically earn lower gross margin. In addition, during prior periods, we sold more in-house products that included higher inventory costs incurred from higher facility costs, which is no longer applicable as we sell only third-party products at the Crismon dispensary.

During the year ended December 31, 2025, approximately 560 pounds of plant material was harvested in the western region as compared to approximately 4,500 pounds harvested during the year ended December 31, 2024. The decrease is attributed to the divestitures of our Arizona and Nevada facilities.

Expenses

	Year Ended December 31,
(in ’000s of U.S. dollars)	2025	2024

Total operating expenses	$81,114	$83,627
Total other income and expenses	7,748	16,801
Income tax expense (benefit)	17,038	(17,678)

Selling, General and Administrative Expenses Details

	Year Ended December 31,
(in ’000s of U.S. dollars)	2025	2024

Salaries and employee benefits	$28,767	$28,781
Severance	178	257
Share-based compensation	1,845	2,107
Legal and other professional fees	6,281	7,943
Facility, insurance and technology costs	12,512	13,004
Marketing expenses	4,322	3,590
Travel and pursuit costs	1,748	1,257
Amortization on right-of-use assets	2,074	2,055
Other general corporate expenditures	3,159	3,188
Total	$60,886	$62,182

Total operating expenses

Total operating expenses other than those included in costs and expenses applicable to revenues consist of: (i) selling, general, and administrative expenses which are necessary to conduct our ordinary business operations as well as support marketing, technology, and other growth initiatives such as opening new dispensaries and building-out our facilities; (ii) depreciation and amortization charges taken on our fixed and intangible assets; and (iii) any write-downs or impairment on our assets. We have taken measures to control our discretionary spending and to employ capital efficiently, as we continue to invest in our operations and capital projects, attract and retain top talent, and implement robust technology systems in our corporate, retail and cultivation and manufacturing facilities.

For the year ended December 31, 2025, our total operating expenses were $81.1 million as compared to $83.6 million for the year ended December 31, 2024, which represents a decrease of 3.0%.

The decrease in total operating expenses resulted from a decrease of $1.3 million of our selling, general, and administrative expenses which is attributable to: $1.7 million decrease in legal and other professional fees during the year ended December 31, 2025, as compared to the year ended December 31, 2024 from less legal activity and settlements partially offset by AZ Transaction costs; $0.5 million decrease in facility, insurance and technology costs during the year ended December 31, 2025, as compared to the year ended December 31, 2024; $0.3 million decrease in share-based compensation as the majority of outstanding employee RSUs fully vested in July 2023; and a $0.1 million decrease in severance expenses during the year ended December 31, 2025, as compared to the year ended December 31, 2024. This was partially offset by $1.2 million increase in marketing, travel and pursuits costs attributed to increased advertising and promotional events during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

The decrease in total operating expenses is also attributable to a $6.1 million decrease in our depreciation and amortization expenses during the year ended December 31, 2025 as compared to the year ended December 31, 2024. We had a lower depreciable fixed and intangible asset base following the Arizona and Nevada divestitures. In addition, certain property, plant, and equipment as well as intangible assets were depreciated fully in 2024. This was partially offset by an increase in our total fixed assets base by $25.7 million, during the year ended December 31, 2025, for ongoing expansion projects in Florida, New York and Maryland.

The decreases in total operating expenses were partially offset by a $4.2 million increase in net write-downs, recoveries and other charges during the year ended December 31, 2025 as compared to the year ended December 31, 2024. There was $3.0 million in write-downs during the year ended December 31, 2025, from write-offs of $1.8 million related to the promissory notes recognized from the sale of assets in Massachusetts, $0.8 million loss on the disposal of certain facility equipment, and credit loss provisions of $0.4 million. This compares to $1.2 million in recoveries during the year ended December 31, 2024, largely attributed to the gain recognized from the asset disposals in Massachusetts, partially offset by credit loss provisions and settlement costs.

During the year ended December 31, 2025, excise taxes were $0.4 million (December 31, 2024—$0.4 million). Excise taxes are included as part of the selling, general, and administrative expenses on the consolidated statements of operations.

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

For the year ended December 31, 2025, our total other expenses were $7.7 million as compared to $16.8 million for the year ended December 31, 2024, which represents a decrease of $9.1 million or 53.9%.

The decrease in total other expenses between the years ended December 31, 2025 and 2024 is attributable to: $8.6 million increase in other income, resulting from: a $6.3 million gain from closing the AZ Transaction; $3.5 million gain following the closing of the Nevada divestiture; $3.4 million from employee tax credit refunds received during the year ended December 31, 2025; $1.0 million in deferred professional fees forgiveness; and $1.0 million in interest income earned from the promissory notes recognized from the Arizona and Nevada transactions. This was partially offset by a $4.7 million increase in settlement expenditures; $1.4 million loss on sale of the AZ Note; $0.3 million loss from remeasurement of contingent consideration from the Cheetah acquisition; and a $0.2 million decrease in other non-operating income from sublease, license fee, and ATM revenues collected from our various store locations during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

In addition, total other expenses decreased by $0.4 million due to: $0.6 million in lower interest on the outstanding deferred professional fees; $0.1 million decrease in loss on debt extinguishment, partially offset by $0.3 million increase in accretion expenses during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

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

For the year ended December 31, 2025, we had a tax expense of $17.0 million, primarily due to changes in our valuation allowance on certain tax loss carryforwards, additional penalties and interest on outstanding tax liabilities and uncertain tax positions related to our Section 280E position. This compares to a benefit of $17.7 million for the year ended December 31, 2024, which represents an income tax expense increase of 196.4%. The $17.7 million benefit in income tax is primarily attributable to changes in our valuation allowance due to our ability to realize certain deferred tax assets from our consolidated income tax filings.

Liquidity and Capital Resources

As of December 31, 2025, we held unrestricted cash of $11.6 million (December 31, 2024 - $18.5 million), had an accumulated deficit of $1,375.5 million (December 31, 2024 - $1,335.3 million), and a working capital deficit of $19.8 million (December 31, 2024 - $0.7 million deficit). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to the release of new capital projects and development of existing or newly acquired businesses, and cash collections received from our customers.

Net cash provided by operating activities during the year ended December 31, 2025 was $3.1 million as compared to $12.5 million for the year ended December 31, 2024. The decrease in our net cash provided from operating activities during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the following: our net loss of $40.2 million, adjusted for $19.3 million of depreciation and amortization expense; $16.6 million in interest expense; $1.1 million in interest income earned from the Arizona and Nevada promissory notes; $4.9 million of accretion expense; $1.8 million in share-based compensation expense; $12.1 million gain from deconsolidation of our Arizona and Nevada operations; a decrease in inventory reserves of $0.1 million; $3.0 million in write-downs and other charges, from provisions made against the Massachusetts promissory notes, loss on disposal on assets and credit loss provisions; $1.4 million loss from the sale of AZ Note; $0.3 million from the remeasurement of contingent consideration related to the Cheetah acquisition; and $9.3 million from changes in operating assets and liabilities items during the year ended December 31, 2025.

Changes in other operating assets for the year ended December 31, 2025, include an increase in cash from inventory of $6.1 million, primarily due to the timing of purchases, higher sales volumes in both Maryland and New Jersey, as well as a ramp up of Cheetah products following the Cheetah Acquisition, during the year ended December 31, 2025 as compared to the year ended December 31, 2024; a decrease in accounts receivable of $6.1 million from higher wholesale revenues and timing of collections during the year ended December 31, 2025 as compared to December 31, 2024; and an increase in prepaid expenses of $1.1 million during the year ended December 31, 2025, mainly relating to timing of prepayments during the period, including licenses, and partially offset by monthly amortization of licenses, insurance and rent, as compared to the year ended December 31, 2024.

Changes in other operating liabilities for the year ended December 31, 2025, include a decrease in uncertain tax position liabilities of $44.1 million due to certain income taxes being recognized as an uncertain tax position during the year ended December 31, 2025, as compared to the year ended December 31, 2024; an increase in accrued and other current liabilities of $53.1 million from additional accrued income taxes and certain amended tax liabilities being reclassified to uncertain tax positions, and a $3.9 million increase in accounts payable, mainly a function of the timing of purchases and increased capex activity, as compared to the year ended December 31, 2024.

As we continue to expand our operations and as these operations become more established, we continue to expect cash flow to be provided from operations, and we intend to place less reliance on financing from other sources to fund our operations. Although we expect to continue to have positive cash flows from operations in 2026, no assurance can be given that we will have positive cash flows in the future.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2025 was $2.3 million as compared to net cash used in investing activities of $6.3 million for the year ended December 31, 2024. The increase in cash from investing activities was primarily attributable to $15.8 million proceeds received from the AZ Transaction; $10.1 million in proceeds received from the sale of the AZ Note; $1.7 million in payments received from the Arizona and Nevada promissory notes; in addition, there was no capital contributions on investments accounted for under the equity-method during the year ended December 31, 2025, as compared to $0.4 million during the year ended December 31, 2024. This was partially offset by $23.8 million in capital expenditures for funding cultivation, processing and dispensary projects in Florida, Maryland, New York, and New Jersey, compared to $5.5 million during the year ended December 31, 2024; and $1.4 million in consideration payments related to the Cheetah Acquisition during the year ended December 31, 2025, as compared to $0.7 million for the year ended December 31, 2024.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $12.7 million as compared to net cash used in financing activities of $0.3 million for the year ended December 31, 2024. We repaid $12.4 million of debt during the year ended December 31, 2025, as compared to $0.1 million during the year ended December 31, 2024. In addition, we paid $0.3 million on our employees' behalf as part of RSUs issuances during both the years ended December 31, 2025 and 2024.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. See "Note 15 - Related Party Transactions" in the notes to our consolidated financial statements for the fiscal year ended 2025 included elsewhere in this Annual Report on Form 10-K for more information.

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. On February 5, 2025, we entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of December 31, 2025, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2024 – $9.2 million). The related party balance is presented in accrued and other current liabilities on the consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of December 31, 2025, the outstanding related party portion of the interest payable was $0.1 million (December 31, 2024 - $0.2 million) presented in accrued and other current liabilities on the consolidated balance sheets.

Critical Accounting Policies and Accounting Estimates

Critical Accounting Policies

Inventories

Inventory is comprised of supplies, raw materials, finished goods and work-in-process such as harvested cannabis plants and by-products to be harvested. Inventory is valued at the lower of cost, determined on standard cost which approximates weighted average cost, and net realizable value. The direct and indirect costs of inventory initially include the costs to cultivate the harvested plants at the time of harvest. They also include subsequent costs such as materials, labor, and overhead involved in processing, packaging, labeling, and inspection to turn raw materials into finished goods. All direct and indirect costs related to inventory are capitalized as they are incurred and are subsequently recorded within costs and expenses applicable to revenues in the consolidated statements of operations at the time of sale.

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

Inventories

Inventory is valued at the lower of cost, determined on standard cost which approximates weighted average cost, and net realizable value. Net realizable value is determined as the estimated selling price less a reasonable estimate of the costs of completion, disposal, and transportation. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory and the contractual arrangements with customers. At the end of each reporting period, we perform an assessment of inventory obsolescence to measure inventory at the lower of cost or net realizable value. Factors considered in determining obsolescence include, but are not limited to, slow-moving inventory or products that can no longer be marketed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

* PKF O’Connor Davies, LLP, New York, NY (PCAOB ID:127)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
iAnthus Capital Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iAnthus Capital Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 27, 2026

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	December 31,	December 31,
	2025	2024
Assets
Cash	$11,650	$18,543
Restricted cash	220	556
Accounts receivable, net of allowance for credit losses of $657 (December 31, 2024 - $828)	6,430	5,537
Prepaid expenses	3,538	2,321
Inventories, net	22,252	22,466
Other current assets	4,643	1,643
Assets classified as held for sale	—	23,572
Current Assets	48,733	74,638
Investments	842	863
Property, plant and equipment, net	104,732	87,488
Operating lease right-of-use assets, net	29,436	24,012
Other long-term assets	3,209	5,032
Intangible assets, net	67,476	72,862
Goodwill	1,558	6,148
Total Assets	$255,986	$271,043
Liabilities and Shareholders' (Deficit)
Accounts payable	$16,267	$12,831
Accrued and other current liabilities	45,049	53,516
Current portion of long-term debt, net of issuance costs	—	65
Current portion of operating lease liabilities	7,195	6,534
Liabilities classified as held for sale	—	2,347
Current Liabilities	68,511	75,293
Contingent consideration payable	2,319	3,127
Long-term debt, net of issuance costs	193,986	182,262
Long-term portion of operating lease liabilities	26,778	21,599
Other non-current liabilities	2,908	—
Uncertain tax position liabilities	64,524	54,304
Total Liabilities	$359,026	$336,585
Commitments (Refer to Note 13)
Shareholders' (Deficit)

Common shares - no par value. Authorized - unlimited number. 6,859,128 - issued and outstanding (December 31, 2024 - 6,678,395 - issued and outstanding)	—	—
Additional paid-in capital	1,272,443	1,269,738
Accumulated deficit	(1,375,483)	(1,335,280)
Total Shareholders' (Deficit)	$(103,040)	$(65,542)
Total Liabilities and Shareholders' (Deficit)	$255,986	$271,043

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Year Ended December 31,
	2025	2024

Revenues, net of discounts	$143,986	$167,567
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(78,289)	(92,453)
Gross profit	65,697	75,114

Operating expenses
Selling, general and administrative expenses	60,886	62,182
Depreciation and amortization	17,215	22,681
Write-downs, (recoveries) and other charges, net	3,013	(1,236)
Total operating expenses	81,114	83,627

Loss from operations	(15,417)	(8,513)

Interest and other income	13,751	5,156
Interest expense	(16,602)	(17,173)
Accretion expense	(4,889)	(4,624)
Loss on debt extinguishment	—	(114)
Losses from changes in fair value of financial instruments	(8)	(46)
Loss before income taxes	(23,165)	(25,314)

Income tax expense (benefit)	17,038	(17,678)
Net loss	$(40,203)	$(7,636)

Net loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	6,702,331	6,539,803

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(In thousands of U.S. dollars or shares)

	Year Ended December 31, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders' (Deficit)
Balance – January 1, 2025	6,678,395	$1,269,738	$(1,335,280)	$(65,542)
Share-based compensation	99,085	1,845	—	1,845
Share settlement for taxes paid related to restricted stock units	(43,352)	(307)	—	(307)
Shares issued for Cheetah Acquisition (Refer to Note 4)	125,000	1,167	—	1,167
Net loss	—	—	(40,203)	(40,203)
Balance – December 31, 2025	6,859,128	$1,272,443	$(1,375,483)	$(103,040)

	Year Ended December 31, 2024
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – January 1, 2024	6,510,527	$1,265,978	$(1,327,644)	$(61,666)
Share-based compensation	110,269	2,107	—	2,107
Shares settlement for taxes paid related to restricted stock units	(28,715)	(283)	—	(283)
Shares issued for legal settlements - (Refer to Note 10(a))	25,000	355	—	355
Shares issued for 2024 NJ Amendment - ((Refer to Note 10(a))	61,314	1,581	—	1,581
Net loss	—	—	(7,636)	(7,636)
Balance – December 31, 2024	6,678,395	$1,269,738	$(1,335,280)	$(65,542)

The accompanying notes are an integral part of these consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(40,203)	$(7,636)
Adjustments to reconcile net loss to net cash provided by operations:
Interest income	(1,086)	(3)
Interest expense	16,602	17,173
Accretion expense	4,889	4,624
Depreciation and amortization	19,290	24,736
Write-downs, (recoveries) and other charges, net (Refer to Note 17)	3,013	(1,236)
Gains from deconsolidation of subsidiaries	(12,085)	(2,120)
Inventory reserve	(111)	406
Share-based compensation	1,845	2,107
Losses from changes in fair value of financial instruments	8	46
Loss on debt extinguishment	—	114
Loss on equity method investments	13	211
Remeasurement of contingent consideration	280	—
Deferred income taxes	—	(20,274)
Loss on sale of promissory note	1,409	—
Change in operating assets and liabilities (Refer to Note 17)	9,282	(5,604)
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$3,146	$12,544
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(23,777)	(5,519)
Acquisition of other intangible assets	(136)	(205)
Investments in associates	—	(385)
Proceeds from sale of property, plant and equipment	2	503
Cash impact from acquisitions	(1,425)	(675)
Proceeds from sale of subsidiaries	15,814	—
Proceeds from sale of promissory notes	10,104	—
Proceeds from notes receivables	1,715	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$2,297	$(6,281)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of debt and professional fee obligations	(12,365)	(56)
Taxes paid related to net share settlement of restricted stock units	(307)	(283)
NET CASH USED IN FINANCING ACTIVITIES	$(12,672)	$(339)

CASH AND RESTRICTED CASH
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	(7,229)	5,924
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 2(f))	19,099	13,175
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 2(f))	$11,870	$19,099

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

The Company’s registered office is located at 1055 West Georgia Street, Suite 1500, Vancouver, British Columbia, V6E 4N7, Canada. The Company is listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol “IAN” and on the OTCID Tier of the OTC Markets Group, Inc. under the symbol “ITHUF”.

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

(c) Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business in the foreseeable future. For the year ended December 31, 2025, the Company reported a net loss of $40.2 million, operating cash inflow of $3.1 million and an accumulated deficit of $1,375.5 million as of December 31, 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The accounts of subsidiaries are prepared for the same reporting period as the parent company using consistent accounting policies. Intercompany accounts and transactions, including all unrealized intercompany gains or losses on transactions have been eliminated. The Company’s subsidiaries and its interests in each are presented below as of December 31, 2025:

Name of Entity	Place of Incorporation	Interest
MPX Bioceutical ULC ("MPX ULC") (1)	Canada	100%
MPX Luxembourg SARL (1)	Luxembourg	100%
ABACA, Inc. (1)	Arizona, USA	100%
Health For Life, Inc. (1)	Arizona, USA	100%
iAnthus Arizona, LLC (“iA AZ”)	Arizona, USA	100%
S8 Management, LLC (1)	Arizona, USA	100%
S8 Rental Services, LLC (1)	Arizona, USA	100%
Soothing Options, Inc. (1)	Arizona, USA	100%
The Healing Center Wellness Center, Inc. (“THCWC”) (1)	Arizona, USA	100%
Bergamot Properties, LLC	Colorado, USA	100%
Scarlet Globemallow, LLC	Colorado, USA	100%
iAnthus Capital Management, LLC (“ICM”)	Delaware, USA	100%
GHHIA Management, Inc. (“GHHIA”)	Florida, USA	100%
GrowHealthy Properties, LLC (“GHP”)	Florida, USA	100%
iAnthus Holdings Florida, LLC (“IHF”)	Florida, USA	100%
McCrory’s Sunny Hill Nursery, LLC (“McCrory’s”)	Florida, USA	100%
iA IT, LLC	Illinois, USA	100%
Cheetah Illinois, LLC	Illinois, USA	100%
Cheetah Pennsylvania, LLC	Pennsylvania, USA	100%
Budding Rose, Inc. (1)	Maryland, USA	100%
GreenMart of Maryland, LLC (1)	Maryland, USA	100%
LMS Wellness, Benefit, LLC (1)	Maryland, USA	100%
Rosebud Organics, Inc. (1)	Maryland, USA	100%
Fall River Development Company, LLC (1)	Massachusetts, USA	100%
IMT, LLC (1)	Massachusetts, USA	100%
Mayflower Medicinals, Inc.	Massachusetts, USA	100%
Pilgrim Rock Management, LLC	Massachusetts, USA	100%
CGX Life Sciences, Inc. ("CGX") (1)	Nevada, USA	100%
GreenMart of Nevada NLV, LLC (GMNV) (1)	Nevada, USA	100%
GTL Holdings, LLC	New Jersey, USA	100%
iA CBD, LLC (“iA CBD”)	New Jersey, USA	100%
iAnthus New Jersey, LLC	New Jersey, USA	100%
MPX New Jersey, LLC (1)	New Jersey, USA	100%
Citiva Medical, LLC (“Citiva”)	New York, USA	100%
iAnthus Empire Holdings, LLC	New York, USA	100%
iAnthus Kentucky, LLC	Kentucky, USA	100%
iAnthus Delaware, LLC	Delaware, USA	100%
Cheetah Brand, LLC	Delaware, USA	100%

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

Restricted cash balances are those which meet the definition of cash but are not available for use by the Company. As of December 31, 2025, the Company held $0.2 million as restricted cash (December 31, 2024 — $0.6 million).

The following table summarizes a reconciliation of cash and restricted cash reported within the consolidated balance sheets to such amounts presented in the statements of cash flows:

	December 31, 2025	December 31, 2024
Cash	$11,650	$18,543
Restricted cash	220	556
Total cash and restricted cash presented in the statements of cash flows	$11,870	$19,099

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

(h) Inventories

Inventory is comprised of supplies, raw materials, finished goods and work-in-process such as harvested cannabis plants and by-products to be harvested. Inventory is valued at the lower of cost, determined on standard cost which approximates weighted average costing, and net realizable value. The direct and indirect costs of inventory initially include the costs to cultivate the harvested plants at the time of harvest. They also include subsequent costs such as materials, labor, and overhead involved in processing, packaging, labeling, and inspection to turn raw materials into finished goods. All direct and indirect costs related to inventory are capitalized as they are incurred and are subsequently recorded within costs and expenses applicable to revenues on the consolidated statements of operations at the time of sale.

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

A liability for the fair value of an asset retirement obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs are recognized in the period in which the liability and costs are incurred if a reasonable estimate of fair value can be made using a discounted cash flow model. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized over the asset’s useful life. The liability is accreted over the period of expected cash outflows. The Company does not have any asset retirement obligations as of December 31, 2025 and 2024.

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

As of December 31, 2025, the Company recognized $1.6 million of goodwill from its Cheetah Acquisition (as defined in Note 4 below).

(n) Assets Held For Sale

The Company classifies assets held for sale in accordance with ASC Topic 360 Property, Plant and Equipment. When the Company makes the decision to sell an asset, the Company assesses if such asset should be classified as an asset held for sale. To classify as an asset held for sale, the asset or disposal group must meet all of the following conditions: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition, subject to certain customary terms, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, iv) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale, within one year, subject to certain exceptions, v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current value, and vi) actions required to complete the plan indicate that it is unlikely that the plan will be significantly changed or withdrawn. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell (“FVLCTS”). FVLCTS is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. Once classified as held for sale, any depreciation and amortization on an asset cease to be recorded. There were no assets or liabilities classified as held for sale as of December 31, 2025 (December 31, 2024— $23.6 million).

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

Revenue is recognized net of sales incentives and returns, after discounts. The Company offers loyalty reward programs to its retail customers across several of its dispensaries. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expired at the end of each fiscal year. As of December 31, 2025 and 2024, the loyalty liability totaled $Nil and $1.1 million, respectively, and is included in accrued and other current liabilities on the consolidated balance sheets.

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

Share-based compensation expense includes compensation cost for employee awards granted and all modified or cancelled awards. In addition, compensation expense includes the compensation cost, based on the grant-date fair value calculated under FASB ASC Topic 718 Share-based payments (“ASC Topic 718”). Share-based compensation expense is not adjusted for estimated forfeitures,

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

but instead adjusted upon an actual forfeiture of a stock option. The Company utilizes the risk-free rate determined by the market yield on United States Treasury marketable bonds over the contractual term of the instrument being issued.

The critical assumptions and estimates used in determining the fair value of share-based compensation include: expected life of options, volatility of the Company’s future share price, risk-free rate, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

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

(v) Change in Accounting Estimate

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

The Company accounted for this change as a change in accounting estimate and, accordingly, applied it on a prospective basis. This change in estimate did not have any material impact on the Company’s consolidated statements of operations for the year ended December 31, 2025. The Company expects this change in accounting estimate to remain immaterial in future periods.

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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740). For public business entities, the amendments are effective for annual periods beginning after December 15, 2024. The amendments address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This amendment also looks to improve the effectiveness of income tax disclosures. The Company adopted the new standard and noted that it did not have any material impact on the Company's consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements. Public entities must adopt the amendments for annual periods beginning after December 15, 2024. The standard removes outdated glossary references, streamlining Codification content. The Company adopted the new standard in the fourth quarter of 2025. The adoption did not have any material impact on the Company's consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. Public entities must adopt the amendments for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods. The update clarifies interim disclosure requirements and introduces a principle to disclose material events and transactions that have occurred since the end of the prior fiscal year. The Company is evaluating the impact of these improvements on its future interim financial reporting disclosures.

In January 2026, the FASB issued ASU 2025-12, Codification Improvements. The amendments are effective for annual reporting periods beginning after December 15, 2026. The standard addresses technical corrections and clarifications across various topics, including the calculation of diluted earnings per share when an entity reports a loss from continuing operations. The Company is in the process of determining the effects adoption of this amendment, but expects no significant impact on its consolidated financial statements.

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

At the date of acquisition, management allocated the initial purchase price based on the estimated fair value of the identifiable assets and liabilities assumed on the acquisition date. The purchase price allocation was subsequently finalized as shown in the table below:

Consideration:
Cash consideration - paid	$2,000
Common stock - issued	1,167
Additional earn-out consideration	3,127
Fair value of consideration	$6,294

Estimated fair values of net assets acquired and liabilities assumed:
Cash	$45
Receivables and prepaid assets	340
Inventory	6
Operating lease right-of-use assets, net	42
Accounts payable	(301)
Accrued and other current liabilities	(86)
Intangible assets	4,690
Net assets acquired	$4,736

Goodwill	$1,558

The following table summarizes the final adjustments made to the provisional purchase price allocation:

	Preliminary allocation at acquisition	Adjustments	As adjusted
Cash consideration - paid	$675	$1,325	$2,000
Cash consideration - accrued	1,325	(1,325)	—
Common stock - issued	—	1,167	1,167
Common stock - issuable	1,167	(1,167)	—
Inventory	106	(100)	6
Intangible assets	—	4,690	4,690
Goodwill	6,148	(4,590)	1,558

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The intangible assets recognized from the acquisition relate to trade names and other intellectual property and recipes used under the Cheetah brand. The goodwill recognized from the acquisition is attributable to the assembled workforce and synergies expected from integrating Cheetah into the Company’s existing business. The goodwill acquired is not deductible for tax purposes.

Total purchase consideration transferred at closing also included additional Earn-Out that had a fair value of $3.1 million as of the acquisition date. The acquisition date fair value of the Earn-Out was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the seller. The Earn-Out is comprised of certain EBITDA targets to be achieved by the Brand and is paid annually in cash, commencing April 1, 2026 for the preceding fiscal year. Subsequent remeasurement of the Earn-Out will be remeasured at the end of each reporting period with any gains or losses recognized in interest and other income and expenses within the consolidated statement of operations. Refer to Note 12 for further discussion on contingent consideration.

Total acquisition-related costs incurred during the year ended December 31, 2025, were $Nil (December 31, 2024 - less than $0.1 million), which were recorded within selling, general and administrative expenses on the consolidated statement of operations.

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

The components of lease expense are as follows:

		Year Ended December 31,
		2025	2024
Operating lease costs(1)	Selling, general and administrative expenses	$6,876	$6,863
	Costs and expenses applicable to revenues	688	1,405
Total lease cost		$7,564	$8,268

(1)
Includes short-term leases and variable lease costs for the years ended December 31, 2025 and 2024.

The Company entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. For the year ended December 31, 2025, the Company recorded sublease income of $0.9 million (December 31, 2024—$1.0 million), which is included in the interest and other income line on the consolidated statements of operations.

Operating cash flows from operating leases for the year ended December 31, 2025 was $7.0 million (December 31, 2024 - $7.5 million).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Information	Classification	December 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	Operating leases	$29,436	$24,012
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,195	$6,534
Long-term portion of operating lease liabilities	Operating leases	26,778	21,599
Total		$33,973	$28,133

Maturities of lease liabilities for operating leases as of December 31, 2025, were as follows:

Operating Leases
2026	$7,195
2027	6,849
2028	6,883
2029	6,668
2030	5,987
Thereafter	45,951
Total lease payments	$79,533
Less: interest expense	(45,560)
Present value of lease liabilities	$33,973
Weighted-average remaining lease term (years)	11.4
Weighted-average discount rate	18%

Note 6 – Inventories, net

Inventories is comprised of the following items:

	December 31, 2025	December 31, 2024
Supplies	$6,249	$4,134
Raw materials	3,419	3,815
Work in process	5,515	5,194
Finished goods	7,198	9,570
Inventory reserve	(129)	(247)
Total	$22,252	$22,466

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the year ended December 31, 2025, the Company recorded $Nil (December 31, 2024 – $0.4 million), related to spoiled inventory in costs and expenses applicable to revenues on the consolidated statements of operations.

The Company had implemented a change in accounting estimate with respect to the valuation of inventory. Refer to Note 2(v) for further details.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 – Property, Plant and Equipment

	As of December 31, 2025
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$79,957	$14,700	$65,257
Leasehold improvements	50,142	28,898	21,244
Production equipment	6,176	1,709	4,467
Processing equipment	5,953	2,072	3,881
Sales equipment	1,155	822	333
Office equipment	7,741	5,816	1,925
Land	2,716	—	2,716
Construction in progress	4,909	—	4,909
Total	$158,749	$54,017	$104,732

	As of December 31, 2024
	Cost	Accumulated Depreciation	Net Book Value
Buildings	$71,870	$11,970	$59,900
Leasehold improvements	41,439	26,057	15,382
Production equipment	2,403	1,324	1,079
Processing equipment	2,801	1,559	1,242
Sales equipment	896	784	112
Office equipment	6,551	5,352	1,199
Land	2,716	—	2,716
Construction in progress	5,858	—	5,858
Total	$134,534	$47,046	$87,488

For the year ended December 31, 2025, the Company recorded depreciation expense on property, plant, and equipment of $7.0 million (December 31, 2024— $8.8 million).

During the year ended December 31, 2025, the Company disposed $1.4 million of property, net (December 31, 2024—$0.2 million), primarily related to the sale of facility equipment, with total consideration of approximately $0.6 million, resulting in a loss of $0.8 million, which is included within "write-downs, recoveries, and other charges, net" on the consolidated statements of operations.

Capital expenditure additions during the year ended December 31, 2025 amounted to $25.7 million (December 31, 2024—$5.5 million) to fund various cultivation, processing and dispensary projects, of which $1.9 million (December 31, 2024 - $0.5 million) is currently unpaid and outstanding.

Note 8 – Intangible Assets and Goodwill

	As of December 31, 2025
	Cost	Accumulated Amortization	Net Book Value
Licenses	$114,418	$52,184	$62,234
Trademarks	15,801	11,643	4,158
Other	3,862	2,778	1,084
	$134,081	$66,605	$67,476

	As of December 31, 2024
	Cost	Accumulated Amortization	Net Book Value
Licenses	$114,418	$44,550	$69,868
Trademarks	11,111	9,451	1,660
Other	3,726	2,392	1,334
	$129,255	$56,393	$72,862

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

During the year ended December 31, 2025, the Company recorded $4.8 million in intangible asset additions (December 31, 2024—$0.2 million), which is primarily attributable to the Cheetah acquisition and other internal-use software. The weighted average remaining amortization period for these additions is 12 years as of December 31, 2025.

Amortization expense for the years ended December 31, 2025 and 2024 was $10.2 million and $13.9 million, respectively.

The estimated amortization expense for each of the years ended December 31, as follows:

2026	$8,697
2027	8,625
2028	8,599
2029	8,238
2030	8,238
Thereafter	25,081

The following table summarizes the balances of goodwill as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Balance, beginning of year	$6,148	$—
Acquisition of Cheetah	—	6,148
Reclassification - Cheetah intangible assets	(4,590)	—
Impairment loss	—	—
Total	$1,558	$6,148

Note 9 - Long-Term Debt

The following table summarizes long term debt outstanding as of December 31, 2025 and 2024:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2025	$14,968	$114,298	$30,615	$21,750	$696	$182,327
Paid-in-kind interest	—	10,213	2,560	2,048	—	14,821
Accretion of balance	746	3,086	—	1,057	—	4,889
Debt extinguishment	—	—	—	—	(686)	(686)
Debt repayment	(7,355)	—	—	—	(10)	(7,365)
As of December 31, 2025	$8,359	$127,597	$33,175	$24,855	$—	$193,986

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Other	Total
As of January 1, 2024	$15,565	$101,856	$28,247	$18,856	$752	$165,276
Carrying value of financial liabilities issued	14,345	—	—	—	—	14,345
Paid-in-kind interest	239	9,449	2,368	1,895	—	13,951
Accretion of balance	632	2,993	—	999	—	4,624
Debt extinguishment	(15,813)	—	—	—	—	(15,813)
Deconsolidation	—	—	—	—	—	—
Debt repayment	—	—	—	—	(56)	(56)
As of December 31, 2024	$14,968	$114,298	$30,615	$21,750	$696	$182,327

As of December 31, 2025, the total and unamortized debt discount costs were $21.9 million and $6.5 million, respectively (December 31, 2024— $21.9 million and $11.4 million, respectively).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

As of December 31, 2025, total interest paid on long-term debt was $1.5 million (December 31, 2024 - $1.5 million).

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

On February 2, 2024, in order to facilitate the 2024 NJ Amendment (as defined below), the parties agreed to a short-term extension of the maturity date from February 2, 2024 to February 16, 2024. On February 16, 2024, ICH and INJ entered into another amendment (the"2024 NJ Amendment") to the Senior Secured Bridge Notes. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remained at 12% per annum, but the interest accruing after February 16, 2024 will be payable in quarterly cash payments (the first interest payment being on May 16, 2024). In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of ICH's common shares at a price per share equal to the volume-weighted average trading price of ICH's common shares on the CSE for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, ICH and INJ agreed to utilize twenty-five percent (25%) of Non-Operational Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, "Non-Operational Cash Receipts" means cash ICH received which is not derived from the sale of cannabis products in the ordinary course of business of ICH, whether through retail, wholesale or otherwise. As of December 31, 2025, a total amount of $7.4 million (December 31, 2024 - $Nil) has been paid from Non-Operational Receipts.

In accordance with debt extinguishment accounting guidance outlined in ASC 470 "Debt", the terms of the Senior Secured Bridge Notes were materially modified pursuant to both the Amendment and 2024 NJ Amendment and as such, for the year ended December 31, 2025, the Company recorded a loss on debt extinguishment of $Nil, (December 31, 2024 - $0.1 million), on the consolidated statements of operations.

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the carrying value of $14.3 million.

For the year ended December 31, 2025, interest expense of $1.4 million (December 31, 2024—$1.9 million), and accretion expense of $0.7 million (December 31, 2024—$0.6 million), were recorded on the consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of December 31, 2025. The Senior Secured Bridge Notes are classified as long-term debt, net of issuance costs on the consolidated balance sheets, pursuant to the 2026 Bridge Notes Amendment (as defined in Note 18).

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

For the year ended December 31, 2025, interest expense and accretion expense of $10.2 million and $3.1 million, respectively, were recorded on the consolidated statements of operations (December 31, 2024—$9.4 million and $3.0 million, respectively).

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of December 31, 2025. The June Secured Debentures are classified as long-term debt, net of issuance costs on the consolidated balance sheets.

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

For the year ended December 31, 2025, interest expense and accretion expense of $2.0 million and $1.1 million, respectively, were recorded on the consolidated statements of operations (December 31, 2024—$1.9 million and $1.0 million, respectively).

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of December 31, 2025. The June Unsecured Debentures are classified as long-term debt, net of issuance costs on the consolidated balance sheets.

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

For the year ended December 31, 2025, interest expense of $2.6 million, was recorded on the consolidated statements of operations (December 31, 2024 - $2.4 million).

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of December 31, 2025. The Additional Secured Debentures are classified as long-term debt, net of issuance costs on the consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the year ended December 31, 2025:

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
•
On August 15, 2025, the Company issued common shares totaling 41,666 with respect to the Cheetah Acquisition (Refer to Note 4).
•
On September 30, 2025, the Company issued 67,478 common shares for vested RSUs. The Company withheld 30,117 common shares to satisfy employees’ tax obligations of $0.2 million.
•
On November 14, 2025, the Company issued common shares totaling 41,667 with respect to the Cheetah Acquisition (Refer to Note 4).

The following is a summary of the common share issuances for the year ended December 31, 2024.

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
•
On December 13, 2024, the Company issued common shares totaling 5,000 for the Ninth Square Settlement Agreement (Refer to Note 14).

(b) Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Common share options	7,877	7,877
Restricted stock units	381,258	325,539
Total	389,135	333,416

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense related to stock options for the year ended December 31, 2025 was $Nil (December 31, 2024 — $Nil), and is presented in selling, general and administrative expenses on the consolidated statements of operations.

The following table summarizes certain information in respect of option activity during the period:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	5.53	7,877	$0.05	6.78
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	4.53	7,877	$0.05	5.53

(1)
As of December 31, 2025, 7,877 of the stock options outstanding were exercisable (December 31, 2024—7,877).

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

There was no stock option activity for the years ended December 31, 2025 and 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

On April 25, 2025, the Board awarded 5,672 RSUs to four officers. The RSUs shall vest over a period of one year. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

The most recent issuances were on September 29, 2025, where 250 RSUs were issued to an employee and on December 1, 2025, where 149,332 RSUs were issued to six officers. The RSUs vest over a period of one to three years. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

During the year ended December 31, 2025, the Company recognized $1.8 million of share-based compensation expense associated with the RSUs (December 31, 2024 — $2.1 million). Share-based compensation expense is presented in selling, general and administrative expenses on the consolidated statements of operations.

As of December 31, 2025, there was approximately $1.7 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of one year.

The following table summarizes certain information in respect of RSU activity during the period:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	298,877	$0.01	315,668	$0.02
Granted	155,254	0.00	144,500	0.01
Vested	(186,757)	0.01	(126,957)	0.02
Forfeited	(450)	0.01	(34,334)	0.02
Unvested balance, ending	266,924	$0.01	298,877	$0.01

Note 11 - Segment Information

Management, including the Company’s Chief Executive Officer, who is considered the Company’s Chief Operating Decision Maker (“CODM”) (as defined in the FASB ASC Topic 280 Segment Reporting), assesses segment performance based on segment revenues, gross margins, and net income/(loss). For instance, the CODM uses both segment gross profit and segment profit/loss from operations to allocate resources (including labor or capital resources) to each of the geographical locations (entities) in the forecasts. An analysis of the gross profit from the regions enables decisions regarding marketing activities, additional investments or scale back of expansion plans, as well as implementation of cost management strategies.

The Company divides its reportable operating segments primarily by geographic region. The Company has two reportable operating segments: Eastern Region and Western Region. The Eastern Region includes the Company’s operations in Florida, Maryland, Massachusetts, New York, New Jersey, Illinois, and Pennsylvania. The Western Region includes the Company’s operations in Arizona and results from the Nevada business through June 24, 2024 when it was sold and subsequently deconsolidated. The two geographic regions are looked at separately by the CODM and Company’s management as the operations within those regions are in different stages of development. The operations comprising the Western Region are more established than those in the Eastern Region. Most of the Company’s financial and operational growth is being driven by the Eastern Region. Both the Eastern Region and the Western Region segments generate revenues from the sale of cannabis products through retail dispensaries as well as wholesale supply agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Year Ended December 31,
	2025	2024
Revenues, net of discounts
Eastern Region(1)	$133,605	$128,553
Western Region(2)	10,381	39,014
Total	$143,986	$167,567
Gross profit
Eastern Region	$61,025	$60,219
Western Region	4,672	14,895
Total	$65,697	$75,114
Operating expenses:
Selling, general and administrative expenses
Eastern Region	$39,531	$34,555
Western Region	3,474	8,360
Other	17,881	19,267
Total	$60,886	$62,182
Depreciation and amortization
Eastern Region	$13,995	$15,186
Western Region	2,161	7,033
Other	1,059	462
Total	$17,215	$22,681
Write-downs, (recoveries) and other charges, net
Eastern Region	$2,814	$(1,985)
Western Region	—	429
Other	199	320
Total	$3,013	$(1,236)
Income (loss) from operations
Eastern Region	$4,684	$12,463
Western Region	(963)	(927)
Other	(19,139)	(20,049)
Total	$(15,418)	$(8,513)
Other income (expenses), net
Eastern Region	$3,823	$(868)
Western Region	27,994	(3,307)
Other	(39,565)	(12,626)
Total	$(7,748)	$(16,801)
Income tax (benefit) expense
Eastern Region	$9,309	$10,440
Western Region	2,251	8,513
Other	5,478	(36,631)
Total	$17,038	$(17,678)
Net income (loss)
Eastern Region	$(1,878)	$1,157
Western Region	24,780	(12,749)
Other	(63,105)	3,956
Total	$(40,203)	$(7,636)

(1)
Eastern region includes revenue from the sale of our new Cheetah brand of products in Illinois and Pennsylvania.
(2)
Western region no longer includes Nevada operations as results were deconsolidated as of June 24, 2024.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental Segment Disclosures:

	Year Ended December 31,
	2025	2024
Purchase of property, plant and equipment
Eastern Region	$25,288	$5,232
Western Region	—	189
Other	377	98
Total	$25,665	$5,519
Purchase of other intangible assets
Eastern Region	$—	$20
Other	4,826	185
Total	$4,826	$205

	As of December 31,	As of December 31,
	2025	2024
Assets
Eastern Region	$225,124	$212,007
Western Region	8,454	40,124
Other	22,408	18,912
Total	$255,986	$271,043

Major Customers

Major customers are defined as customers that each individually accounted for greater than 10% of the Company’s annual revenues. For the years ended December 31, 2025 and 2024, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.

Geographic Information

As of December 31, 2025 and 2024, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the years ended December 31, 2025 and 2024, the Company disaggregated its revenues as follows:

	Year Ended December 31,
	2025	2024
Revenues, net of discounts
iAnthus branded products	$63,168	$84,904
Third party branded products	55,128	64,506
Wholesale/bulk/other products	25,690	18,157
Total	$143,986	$167,567

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of December 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments	$2	$—	$840	$842	$10	$—	$853	$863

Financial liabilities
Contingent consideration payable	$—	$—	$3,407	$3,407	$—	$—	$3,127	$3,127

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the years ended December 31, 2025 and 2024.

Financial Assets

The Company’s investment in 4 Front Venture Corp. as of December 31, 2025 and 2024, is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data, or inputs are now available.

Level 1 investments are comprised of equity investments which are re-measured at fair value using quoted market prices.

Level 3 investments are comprised of two investments made by the Company in which it holds an equity interest. These two investments are in The Pharm Stand, LLC and Island Thyme, LLC. There have been no changes to Level 3 investments between December 31, 2025 and 2024. The Company exercises significant influence for one of these investments and therefore records this investment under the equity method. The investment was initially recognized at cost and the Company recognizes its proportionate share of earnings and losses from the investment each reporting period.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2023	$56	—	$679
Additions	—	125	260
Revaluations	(46)	—	—
Loss on equity method investments	—	—	(211)
Balance as of December 31, 2024	$10	$125	$728
Additions	—	—	—
Revaluations	(8)	—	—
Loss on equity method investments	—	—	(13)
Balance as of December 31, 2025	$2	$125	$715

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial Liabilities

The following table summarizes the changes in the Company's Level 3 financial liabilities:

Financial Liabilities
Contingent Consideration Payable

Balance as of December 31, 2024	$3,127
Consideration paid	—
Revaluations	280
Balance as of December 31, 2025	$3,407

As of December 31, 2025, the current portion of the contingent consideration payable is $1.1 million and is presented within accrued and other current liabilities on the consolidated balance sheets.

The Company’s contingent consideration payable relates to the additional Earn-Out to be paid as part of the Cheetah Acquisition and is categorized as a Level 3 financial instrument within the fair value hierarchy, as specific valuation techniques using unobservable inputs is required. The Company is using a probability-weighted average scenario approach in assigning probabilities across multiple outcomes of the potential EBITDA earned from Cheetah which forms the basis of the Earn-Out. These assumptions include financial forecasts, discount rates, and growth expectations. As of December 31, 2025, the discount rate applied was the Company's incremental borrowing rate of 13.9% and growth expectations on potential EBITDA earned from Cheetah were in the range of 36% to 89% in 2026, and 0% to 20% in 2027. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table summarizes the Company’s long-term debt instruments (Refer to Note 9) at their carrying value and fair value:

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$24,855	$23,831	$21,750	$20,142
June Secured Debentures	160,772	154,569	144,913	134,096
Secured Notes	8,359	8,089	14,968	15,223
Other	—	—	696	687
Total	$193,986	$186,489	$182,327	$170,148

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

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2025:

	2026	2027	2028	2029	2030
Operating leases	$7,195	$6,849	$6,883	$6,668	$5,987
Service and other contracts	1,986	148	162	—	—
Long-term debt	—	226,338	—	97	111
Contingent consideration payable from Cheetah Acquisition	1,087	2,319	—	—	—
Total	$10,268	$235,654	$7,045	$6,765	$6,098

The Company’s commitments include employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

Sale of Certain Massachusetts Assets

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes (the "MA Notes") as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. As security for payments under the notes, Mayflower executed a security agreement, granting it a first priority lien on the Purchased Assets. The proceeds from the Cash Closing Payment was used by the Company to satisfy certain federal tax obligations. The Company recognized a gain on disposal of $2.6 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed as of the MA Closing Date, which was presented in "recoveries, write-downs and other charges, net" on the consolidated statements of operations for the year ended December 31, 2024. Since the MA Closing Date, the Company has not received any of the scheduled payments pursuant to the MA Notes from the MA Buyer. As a result, during the year ended December 31, 2025, the Company recorded credit loss provisions $1.8 million, which is included within "write-downs, recoveries, and other charges, net" on the consolidated statements of operations. As of December 31, 2025, the MA Notes, net of credit loss provisions is $0.5 million (December 31, 2024 - $2.3 million), which is the portion of the MA Notes that is secured for repayment via a pledge, under a guarantor's agreement executed by the parties.

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

The NV Closing was subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On March 20, 2025, the Company received approval from the NV CCB for the NV Purchase Agreement and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, the Company received $3.5 million in cash of the Purchase Price, while the remainder is paid through quarterly repayments by way of a promissory note (the "NV Note") issued by the NV Buyer, in respect of which quarterly repayments commenced in September 2025. Accordingly, the Company recognized a gain of $5.7 million, which is the aggregate fair value of the consideration to be received from the Buyer, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2025.

As of December 31, 2025, the balance outstanding on the NV Note including accrued interest was $2.2 million, of which, $1.1 million is classified within "other current assets" on the consolidated balance sheets.

Sale of Certain Arizona Assets

On February 6, 2025, the Company entered into definitive agreements (the "AZ Purchase Agreements") with an unaffiliated third-party buyer (the "AZ Buyer"), pursuant to which the Company agreed to sell three dispensaries and two processing/cultivation facilities in Arizona for aggregate consideration of approximately $36.5 million (the "AZ Transaction"). The AZ Transaction includes two dispensaries, a processing facility and a cultivation/processing facility located in Mesa, Arizona as well as one dispensary located in Phoenix, Arizona (collectively, the "Facilities"). Following the closing of the AZ Transaction, the Company will continue to operate one dispensary in Mesa, Arizona. Pursuant to the AZ Purchase Agreements, the Company agreed to sell and the AZ Buyer agreed to acquire, substantially all of the assets related to or used in connection with the Facilities, including, but not limited to, all cannabis licenses associated with such businesses and related real property (collectively, the "AZ Purchased Assets"), together with certain assumed liabilities related to the AZ Purchased Assets. The closing of the Transaction is subject to customary conditions precedent, including the receipt of applicable consents and regulatory approvals. The purchase price for the AZ Purchased Assets is approximately $36.5 million and will consist of approximately $20 million of cash payable at closing, subject to certain adjustments, and a secured promissory note to be issued by the AZ Buyer in the principal amount of $16.5 million (the "AZ Note"). The AZ Note will bear interest at a rate of six percent per annum compounded annually, with a term of 66 months. The AZ Transaction closed on February 14, 2025, with an effective closing date of February 10, 2025, which is the date the AZ Buyer assumed the financial benefit and risk relating to the AZ Purchased Assets. At this time, the Company received cash net of closing adjustments of $15.8 million and recognized the fair value of consideration receivable under the AZ Note of $13.5 million. Accordingly, the Company recognized a gain on deconsolidation of $6.3 million, which was difference between the aggregate fair value of the consideration and the carrying value of the net assets disposed from deconsolidation, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December, 2025.

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

Prior to the sale of the AZ Note, the balance including accrued interest on the AZ Note was $12.7 million. Following the AZ Note Closing Date, the Company recognized a loss of $1.4 million, which was the difference between the aggregate fair value of the consideration and the carrying value of the AZ Note, which is presented in "interest and other income" on the consolidated statements of operations for the year ended December 31, 2025.

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

The events that allegedly gave rise to the following claims occurred prior to the Company’s closing of the MPX Acquisition in February 2019 are as follows:

On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX Bioceutical ULC (“MPX ULC”). The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX ULC, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation following the MPX Acquisition. MPX ULC withheld the redemption of approximately $1.3 million of the original subscription amount of the MPX Debentures as MPX ULC was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into the Company’s common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111.0 million and breach of a security subordination agreement in the amount of $3.5 million. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against the Company and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in the British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX ULC, the Company and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX ULC and the Company to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111.0 million; (iii) damages for breach of a security subordination agreement in the amount of $3.5 million; (iv) damages for breach of a consultancy agreement in the approximate amount of $0.4 million plus approximately $0.2 million plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1.0 million. On October 31, 2019, the Company and MPX ULC served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike the Company’s and MPX ULC’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, the Company’s directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia. On August 22, 2023, Walmer, Island, Broughton, Crawford and Puddles filed a Notice of Intention to Proceed with their claim. On June 4, 2025, the plaintiffs filed an Amended Notice of Civil Claim (the "Amended Claim"), which, among other things, revised the relief sought by the plaintiffs. Pursuant to the Amended Claim, the plaintiffs are seeking: (i) damages for failure to pay the Disputed Debentures in the amount of $1.8 million plus bonus and interest; (ii) damages for breach of a consultancy

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

agreement in amount of $0.4 million plus approximately $0.2 million; and (iii) damages for breach of the duty of good faith owed to the plaintiffs in the amount of $1.0 million. The Company and MPX ULC filed its response and counterclaim on July 4, 2025.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses: In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023; however, the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. All of the motions remain pending. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025; however, the court has vacated this trial date. On December 13, 2024, the court denied each of the parties' respective Motions for Summary Judgment. Further, the parties have been ordered by the court to attend mediation, which occurred on March 7, 2025 and was ultimately unsuccessful. On March 21, 2025, the court issued an order specially setting the trial to begin on April 8, 2025 and on the same day, the Company filed an objection to the order on the basis that that it was not timely issued. Also on March 21, 2025, the court scheduled a case management conference for March 28, 2025 and referred this matter to non-binding arbitration beginning on April 8, 2025. The parties attended non-binding arbitration on April 15, 2025, the results of which are confidential. On March 31, 2025, the court issued an order specially setting the trial to begin on June 17, 2025. On June 15, 2025, the parties executed a settlement agreement (the "Roberts Settlement Agreement"), pursuant to which, the Company agreed to pay the Roberts Plaintiffs a total sum of $5.5 million, payable as follows: (i) $1,250,000 within five (5) business days of executing the Roberts Settlement Agreement; (ii)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

$150,000 on January 5, 2026; and (iii) starting January 5, 2026, $4.1 million in equal monthly installments over thirty-six (36) months, bearing simple interest rate of 6% per year. On June 16, 2025, the parties filed a Joint Stipulation to Dismiss this matter with prejudice, which was approved by the court on June 17, 2025.

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

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iA AZ”), claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. On April 25, 2023, the parties attended a mediation, which was unsuccessful. The parties are currently engaging in discovery. On March 23, 2026, Saloum filed a Partial Motion for Summary Judgment, seeking a declaration that the JV Agreement is binding upon THCWC, iA AZ and the Company (collectively, the "iAnthus Parties") because: (i) the iAnthus Parties ratified the JV Agreement by making payments to Saloum; (ii) the iAnthus Parties assumed the obligations under the JV Agreement in connection with the MPX Acquisition; (iii) the MPX Acquisition was a de-facto merger, meaning MPX Corporation's obligations became the iAnthus Parties'; and (iv) the iAnthus Parties are stopped from denying the enforceability of the JV Agreement because Saloum relied upon the iAnthus Parties' performance. The iAnthus Parties’ response is due on April 23, 2026.

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

On April 5, 2023, Canaccord Genuity Corp. ("Canaccord") filed a Statement of Claim against the Company in the OSCJ pursuant to an engagement letter (as amended, the "Engagement Letter") entered into by and between Canaccord and the Company. Specifically, Canaccord alleges that it is owed a cash fee equal to approximately $2.2 million(the "Alleged Fee") pursuant to the Engagement Letter as a result of the closing of the Recapitalization Transaction. The Company filed its Statement of Defense on May 17, 2023 in which, the Company disputes that it owes the Alleged Fee on the basis that the Recapitalization Transaction closed outside of the tail period of the Engagement Letter, which expired on November 4, 2021. The Company also filed a counterclaim against Canaccord, seeking the repayment of $0.3 million payment mistakenly made by the Company towards the Alleged Fee in October 2022. On November 3, 2023, Canaccord filed a Motion for Summary Judgment, requesting that the court grant Canaccord's claim for the Alleged Fee. The hearing on Canaccord's Motion for Summary Judgment was held on June 26, 2025. On August 8, 2025, the parties executed a settlement agreement, pursuant to which, the Company agreed to pay Canaccord a total sum of $2.0 million, payable as follows: (i) $0.3 million by August 20, 2025; and (ii) $1.7 million in 24 equal monthly installments, beginning on September 19, 2025.

Note 15 - Related Party Transactions

	December 31,	December 31,
	2025	2024
Financial Statement Line Item
Long-term debt, net of issuance costs (1)	188,088	177,925
Accrued and other current liabilities	4,032	9,461
Total	$192,120	$187,386

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

On February 5, 2025, the Company entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of December 31, 2025, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2024 – $9.2 million). The related party balance is presented in accrued and other current liabilities on the consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of December 31, 2025 the outstanding related party portion of the interest payable was $0.1 million (December 31, 2024 - $0.2 million) presented in accrued and other current liabilities on the consolidated balance sheets.

Note 16 - Income Taxes

Income tax (benefit) expense for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Current income (benefit) tax expense
Federal	$16,355	$(9,215)
State	683	11,811
Total current income tax expense	17,038	2,596

Deferred income tax recoveries
Federal	—	(16,053)
State	—	(4,221)
Total deferred income tax benefit	—	(20,274)

Income tax (benefit) expense	$17,038	$(17,678)

Income tax expense differed from the amount computed by applying the federal statutory tax rate of 21.0% for the years ended December 31, 2025 and 2024 due to the following:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

	2025		2024

Pretax loss at federal statutory rate	$(4,865)	21.0%	$(5,316)	21.0%
State income taxes, net of federal expense	(362)	-1.6%	(244)	1.0%
Foreign income taxes	(428)	-1.8%	(848)	3.3%
Non-deductible items	328	1.4%	1,065	-4.2%
True-up of income taxes payable	11,232	48.5%	(6,573)	26.0%
Uncertain tax positions	4,821	20.8%	5,363	-21.2%
Other items	(5,226)	-22.6%	(20)	0.1%
Change in valuation allowance	11,538	49.8%	(11,105)	43.9%
Income tax (benefit) expense	$17,038	73.6%	$(17,678)	69.8%

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities as of December 31, 2025 and 2024 are presented below:

	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$39,401	$52,183
Interest expense carryforwards	44,875	35,596
Stock based compensation	14,173	12,486
Intangible assets	5,019	6,650
Property, plant and equipment	3,126	6,696
Inventories	41	166
Other items	9,047	1,103
	115,682	114,880
Valuation allowance	(95,973)	(94,151)
Deferred income tax assets	$19,709	$20,729

Deferred income tax liabilities:
Intangibles resulting from acquisitions	(19,709)	(20,729)
Deferred income tax liabilities	(19,709)	(20,729)

Net deferred income tax liabilities	$—	$—

As of December 31, 2025, the Company has Canadian non-capital loss carryforwards of $131.1 million available to offset future income which will expire in the years 2026 through 2043. As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $152.5 million with a portion that will begin to expire in the years 2035 through 2037. Additionally, the Company has net operating loss carryforwards for state purposes aggregating $142.1 million as of December 31, 2024, of which a portion will begin to expire in the years 2028 through 2043.

For the year ended December 31, 2025, the Company has established a full valuation allowance based on management’s assertion that certain deferred tax assets, related to net operating loss carryforwards, are not realizable in the near future due to operating losses incurred as we continue to expand the business and Section 163(j) limitation on interest expense deductibility.

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

The Company record uncertain tax position when a tax position does not meet the 50% more-likely-than-not threshold. For the years ended December 31, 2025 and December 31, 2024, there was $106.9 million and $81.4 million, respectively in unrecognized tax benefits that if recognized, would impact our effective tax rate. As the Company operates in the cannabis industry within the United States, the Company considers Internal Revenue Code (“IRC”) Section 280E which generally allows a deduction for certain expenses directly related to sales of product. Based on our legal interpretation, we have established a reserve for uncertain tax positions related to the differences that would arise under IRC Section 280E.

	2025	2024
Unrecognized tax benefits:
Beginning balance	$81,371	$—
Additions for tax positions related to current year	17,392	81,371
Additions for tax positions related to prior years	8,137	—
Balance as of December 31, 2025	$106,900	$81,371

Note 17 – Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Year Ended December 31,
	2025	2024
Income taxes (including interest and penalties)	$7,669	$4,402
Interest	1,486	1,525

(b) Changes in other non-cash operating assets and liabilities are comprised of the following:

	Year Ended December 31,
	2025	2024
Decrease (increase) in:
Accounts receivables, net	$4,372	$(1,762)
Prepaid expenses	(1,345)	(190)
Inventories, net	(4,493)	1,570
Other current assets	(1,776)	1,194
Other long-term assets	1,769	(641)
Operating leases	(1,659)	(2,196)
(Decrease) increase in:
Accounts payable	1,935	(2,003)
Accrued and other current liabilities	(2,273)	(55,362)
Other non-current liabilities	2,532	(518)
Uncertain tax position liabilities	10,220	54,304
	$9,282	$(5,604)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c) Depreciation and amortization are comprised of the following:

	Year Ended December 31,
	2025	2024
Property, plant and equipment	$7,003	$8,774
Operating lease ROU assets	2,075	2,055
Intangible assets	10,212	13,907
	$19,290	$24,736

(d) Write-downs, (recoveries) and other charges, net are comprised of the following:

	Year Ended December 31,
	2025	2024

Account receivable	$306	$1,181
Notes receivable	1,808	—
Share issuance	—	320
Operating lease ROU assets	—	(136)
Intangible assets	85	—
Property, plant and equipment	814	(2,601)
	$3,013	$(1,236)

(e) Significant non-cash investing and financing activities are as follows:

	Year Ended December 31,
	2025	2024
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$14,820	$13,951
Non-cash issuance of shares for the Cheetah Acquisition	1,167	—
Non-cash issuance of shares from Senior Secured Bridge Notes Amendment	—	1,581
Assets classified as assets held for sale	—	23,572
Liabilities classified as held for sale		(2,347)
Non-cash issuance of shares for legal settlements	—	355
Non-cash issuance of Senior Secured Bridge Notes	—	14,345
Non-cash extinguishment of Senior Secured Bridge Notes	—	(15,813)

Note 18 - Subsequent Events

Legal Proceedings

Please refer to Note 14 for further discussion.

Extension of INJ Senior Secured Bridge Notes

On February 16, 2026, the Company entered into amending agreements (the "2026 Bridge Notes Amendment") to the senior secured bridge notes (the “Senior Secured Bridge Notes”) originally issued by INJ on February 2, 2021, with the collateral agent and certain holders of the Senior Secured Bridge Notes in the aggregate initial principal amount of $11 million and having a maturity date of February 16, 2026. Pursuant to the 2026 Bridge Notes Amendment, the maturity date of the Bridge Notes has been extended from February 16, 2026, to June 24, 2027 in consideration of an amendment fee equal to two percent (2%) of the principal amount of such Senior Secured Bridge Notes as of the date of the 2026 Bridge Notes Amendment, payable on the amended maturity date. As of February 16, 2026, the aggregate principal amount outstanding on the Bridge Notes is approximately $8.4 million.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollar amounts and shares in thousands, unless otherwise stated)

Issuance of Common Shares

On January 6, 2026, the Company issued 113,424 common shares for vested RSUs to certain employees and directors. The Company withheld 910 common shares to satisfy employees' tax obligations of less than $0.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) We did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (2) We did not perform an effective risk assessment or monitor internal controls over financial reporting.

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

As of December 31, 2025, under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework—2013. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to material weaknesses in our internal control over financial reporting related to certain matters, including: (1) We did not perform reviews of relevant Service Organization Control Reports for key third party service providers; (2) We did not perform an effective risk assessment or monitor internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) which occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During the quarterly period ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of March 24, 2026.

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

Kenneth W. Gilbert. From October 2012 until his retirement in December 2017, Mr. Gilbert served as the Group Chief Marketing Officer of VOSS of Norway ASA (“VOSS”), a global manufacturer and marketer of premium bottled water. Prior to joining VOSS, Mr. Gilbert founded and served as the President of RazorFocus, a marketing consultant practice, from May 2005 to October 2012. Prior to that time, he served as President and Chief Operating Officer of UniWorld Group, Inc., a multicultural advertising agency in the U.S., from May 2003 to June 2004. From September 1995 to April 2001, Mr. Gilbert worked at Snapple Beverage Corporation (formerly Snapple Beverage Group, Inc.) (“Snapple”) as Senior Vice President and Chief Marketing Officer, where he led marketing efforts to revitalize the brand and assembled four company brands for successful disposition. Prior to his employment with Snapple, Mr. Gilbert served as Group Account Director at the Messner Vetere Berger Carey Schmetterer RSCG advertising agency from July 1991 to August 1995 and as Senior Vice President and Director of Client Services at UniWorld Group, Inc. from February 1989 to June 1991. Mr. Gilbert served on the board of directors of The Wendy’s Company (Nasdaq: WEN) from 2016 to December 2024. In his former roles as Chief Marketing Officer for VOSS and Snapple, Mr. Gilbert oversaw the company’s marketing function, administered multimillion-dollar budgets, directed internal marketing capabilities, and managed the company’s strategic worldwide brand development, expansion, and distribution. During those years he developed in-depth knowledge and expertise in strategic planning, innovative brand revitalization, risk management, advertising conceptualization and public relations, domestic and international operations, and human capital management. Mr. Gilbert also provides valuable and unique insights into consumer brand positioning strategies, new product development, digital and social media platforms and cultivation of brand recognition and value. The Company believes Mr. Gilbert is qualified to serve as a director of the Company because he possesses extensive experience in global brand management, marketing communications, advertising strategy and sustainability/ESG attributable to his overall professional background as a senior marketing executive in the consumer beverage industry.

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

Pursuant to the terms of the IRA, the audit committee shall be comprised of one nominee designated by each of the First Investor, the Second Investor and the Third Investor. As of December 31, 2025, our audit committee consisted of Scott Cohen, Michelle Mathews-Spradlin and Alexander Shoghi, with Scott Cohen serving as the chair. Our Board of Directors has determined that Scott Cohen qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. In addition, after reviewing the qualifications of the members of the audit committee and any relationships they may have with us that might affect their independence, the Board has determined that each of Scott Cohen, Michelle Mathews-Spradlin and Alexander Shoghi is independent.

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

Pursuant to the IRA, the nominating and corporate governance committee shall be comprised of such directors as the Board may determine. As of December 31, 2025, our nominating and corporate governance committee consisted of Alexander Shoghi, Kenneth Gilbert, and Scott Cohen, with Alexander Shoghi serving as the chair. After reviewing the qualifications of the members of the nominating and corporate governance committee and any relationships they may have with us that might affect their independence, the Board has determined that Scott Cohen, Alexander Shoghi, and Kenneth Gilbert are independent.

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

Pursuant to the IRA, the compensation committee of the Board shall be comprised of one nominee designated by the Second Investor together with such other directors as the Board may determine. As of December 31, 2025, our compensation committee consisted of Michelle Mathews-Spradlin as Chair, Alexander Shoghi and Kenneth Gilbert. Michelle Mathews-Spradlin, Alexander Shoghi, and Kenneth Gilbert are each a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

Our Board of Directors adopted a written charter for the compensation committee, which is available on our website at www.ianthus.com/team/board- committees.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2025, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2025:

•
Richard Proud, our Chief Executive Officer, failed to report one transaction on time on a Form 4.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2025 and 2024, the compensation awarded to, paid to, or earned by, our principal executive officer and two other most highly compensated executive officers. We refer to these officers as our “named executive officers.”

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (3)	Option Awards	Nonqualified deferred compensation earnings	All other compensation		Total
Richard Proud	2025	$475,000	$—	$—	$—	$—	55,843	(2)	$530,843
Chief Executive Officer	2024	$475,000	$532,000	$—	—	—	—		$1,007,000
Justin Vu	2025	$300,000	$—	$—	—	—	—		$300,000
Chief Financial Officer	2024	$169,600	$113,400	$—	—	—	—		$283,000
Philippe Faraut	2025	$—	$—	$—	—	—	4,437	(5)	$4,437
Former Chief Financial Officer	2024	$82,065	—	$—	—	—	204,766	(4)	$286,831
Robert Galvin	2025	$—	$—	$—	—	—	—		$—
Former Interim Chief Executive Officer and Former Interim Chief Operating Officer	2024	$—	—	$306,470	—	—	356,901	(4)	$663,371

(1)
Represents payments of discretionary bonuses for performance during the applicable years, which are discretionary payments as determined by the Board, and as further described below Discretionary Bonus Payments.
(2)
Represents: (i) $42,973 in tax gross-up payments paid in fiscal year 2025 by the Company on behalf of Mr. Proud to satisfy withholding taxes arising from the sale of common shares in 2025 to cover applicable tax obligations relating to the vesting of RSUs during 2024; and (ii) $12,870 representing the difference between (a) the price at which the Company repurchased 9,910,592 common shares from Richard Proud in 2025 and (b) the fair market value of such shares on the date of repurchase. Such sale of common shares occurred in connection with the Company’s correction of an administrative error in 2024, in which an insufficient number of shares were withheld to satisfy tax withholding obligations upon the vesting of RSUs in 2024. In 2025, the Company discovered the error and repurchased the additional shares that should have been withheld at the time of vesting using the 2024 share price applicable at such time. The Company did not intend to provide, and Mr. Proud did not receive, any additional compensation beyond that was originally associated with the 2024 vesting of RSUs, and the repurchase was effected solely to place Mr. Proud in the position he would have been had the appropriate number of shares been withheld at the time of vesting.
(3)
Represents the aggregate grant date fair value of RSUs granted for the fiscal year ended December 31, 2025 and December 31, 2024 as determined in accordance with ASC Topic 718, rather than the amount paid to or realized by Robert Galvin, Philippe Faraut, Richard Proud or Justin Vu.
(4)
For 2024, all other compensation for each Robert Galvin and Philippe Faraut includes the following in connection with payments received under the October Separation Agreement (as defined herein) and the Faraut Separation Agreement (as defined herein), and in each case, for the fiscal year ended December 31, 2024:

Name	Separation Payment	Bonus	COBRA Premiums	Paid Time Off	Total of All Other Compensation
Philippe Faraut	$175,000	—	$7,266	$22,500	$204,766
Robert Galvin	$350,000	—	$6,901	$—	$356,901

(5) For 2025, all other compensation for Philippe Faraut includes the following in connection with payment received under the Faraut Separation Agreement for the fiscal year ended December 31, 2025:

Name	Separation Payment	Bonus	COBRA Premiums	Paid Time Off	Total of All Other Compensation
Philippe Faraut	$—	—	$4,437	$—	$4,437

Outstanding Equity Awards as of December 31, 2025

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2025.

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

Mr. Vu also received a grant of RSUs with respect to the common shares of the Company on June 27, 2023, equal to $180,000. The grant of the RSUs to Mr. Vu are subject to the terms and conditions of the Company's Omnibus Incentive Plan and related equity award agreement. The RSUs will vest in three equal annual installments on the first three anniversaries of the date of grant of such RSUs, contingent on Mr. Vu remaining employed through each vesting date. The RSUs will immediately fully vest upon the consummation of a Change of Control (as defined in the Vu Employment Agreement). In addition, Mr. Vu will be entitled to receive personal time off benefits under Company’s policies and any other employee benefits pursuant to any benefit plans maintained by the Company in a manner consistent with other similarly situated employees of the Company. He will also be entitled to reimbursement of reasonable and necessary business-related expenses.

In the event of a Change of Control of the Company, either while Mr. Vu is employed or during the first 12 months after the Company terminates Mr. Vu's employment without Cause (as defined in the Vu Employment Agreement), or Mr. Vu resigns for Good Reason (as defined in the Vu Employment Agreement), then he shall be entitled to receive the following upon the consummation of the Change of Control: (i) a lump-sum cash payment equal to the sum of (A) Mr. Vu's then current base-salary for twelve (12) months and (B) the amount of any annual incentive bonus paid to Mr. Vu in the twelve (12) months preceding the consummation of a Change of Control of the Company and (ii) a fully vested grant of RSUs with an aggregate fair market value equal to $180,000, based on the closing public market price per share on the 30th day after the date of the Change of Control of the Company. In the event that the Company terminates Mr. Vu's employment due to his death or disability, all unvested and outstanding RSUs held by Mr. Vu shall be accelerated and become fully vested on the date of such termination. In the event that the Company terminates Mr. Vu's employment for any reason other than Cause, death or disability, or if Mr. Vu resigns for Good Reason, then he shall be entitled to receive the following: (i) to the extent unvested, all RSUs held by Mr. Vu shall be accelerated and become fully vested on the date of termination; (ii) payment, over a 12 month period, of continuing compensation equal to 6 months of his then base salary (provided that if such termination of employment is less than 180 days after a Change of Control of the Company, then Mr. Vu shall not be entitled to any such payment); and (iv) if Mr. Vu elects continuation coverage pursuant to COBRA under the Company’s group health plan, the Company shall pay Mr. Vu's COBRA premiums for such coverage until the earlier of (A) 12 months following the date of Mr. Vu's termination of employment, or (B) the date upon which Mr. Vu accepts new employment that offers him medical benefits. The foregoing severance benefits are subject to, among other things, Mr. Vu's execution and delivery of a general release of all claims in favor of the Companies and their affiliates and subsidiaries.

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

Effective as of the Faraut Resignation Date, Philippe Faraut, the Company's then-Chief Financial Officer, resigned from his executive positions, including all positions with the Company's subsidiaries and affiliates. In connection with the resignation, Mr. Faraut and the Company executed the Faraut Separation Agreement, pursuant to which, Mr. Faraut received certain compensation and benefits valued to substantially equal the value of entitlements he would have received under Section 4(g) of his employment agreement. Specifically, Mr. Faraut received total cash compensation in the amount of approximately $0.2 million, which was payable in equal installments of approximately $25,000 per month over a period of 7 months following the Effective Date (as defined in the Faraut Separation Agreement). Under the terms of the Faraut Separation Agreement, the Company will continue to pay the monthly premium for Mr. Faraut's continued participation in the Company's health and dental insurance benefits pursuant to COBRA for one year from the Faraut Resignation Date. Mr. Faraut served in a consulting role for one month following the Faraut Resignation Date at a base compensation rate of $25,000 per month. Pursuant to the Faraut Separation Agreement, the RSUs granted to Mr. Faraut on November 23, 2022 and May 17, 2023 accelerated and fully vested upon satisfactory completion of Mr. Faraut's consulting services. Further, the RSUs granted to Mr. Faraut on September 1, 2023 and November 15, 2023 were forfeited as of the Faraut Resignation Date. No amounts are owed as of December 31, 2025 and 2024.

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

Discretionary Bonus Payments

Pursuant to the terms of the executive employment agreements described above, the Company, through the Board, has the discretion to determine the amounts of the annual incentive bonus payments which executives may receive. The Board has not yet determined an amount, if any, of Mr. Proud's or Mr. Vu's 2025 annual bonus.

Regular Benefits

To the extent eligible under the applicable plans and programs, an executive and an executive’s family are entitled to participate in the Company’s medical, dental, and vision plans.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board of Directors and received compensation for such service during the fiscal year ended December 31, 2025. Mr. Proud, who is an employee director, is not entitled to receive any additional compensation for his service as a member of our Board of Directors. We did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors in 2025.

Name	Fees earned or paid in cash (s)		Stock Awards (1)		Total ($)
Michelle Mathews-Spradlin	$140,000	(2)	$165,000	(3)	$305,000
Kenneth Gilbert	$50,000	(4)	$165,000	(5)	$215,000
Scott Cohen	$70,000	(6)	$165,000	(7)	$235,000
Alexander Shoghi	—		$227,500	(8)	$227,500

(1)
Amounts reported represent the aggregate grant date fair value for option awards granted in each respective year in accordance with ASC Topic 718, excluding the effect of forfeitures. See Note 10 “Share Capital” in the Notes to the Company’s Consolidated Financial Statements for the fiscal year ended 2025 included in this Form 10-K for the year ended 2025 for more information regarding the Company’s accounting for share-based compensation plans. The amounts shown in the Director Compensation Table above do not represent the actual value realized by each Director.

RSUs Outstanding As of December 31, 2024
Michelle Mathews-Spradlin	$39,875,000
Kenneth Gilbert	$44,090,687
Scott Cohen	$39,875,000
Alexander Shoghi	$54,979,167

(2)
Represents annual cash retainers totaling $140,000 ($50,000 annual retainer, $75,000 annual retainer as Chair of the Board and $15,000 retainer as Chair of the Compensation Committee).
(3)
On December 1, 2025, Michelle Mathews-Spradlin was issued 33,673,469 RSUs, valued at $165,000 based on the Company’s closing stock price on November 30, 2025, the date immediately preceding the grant, all of which vest on December 1, 2026.
(4)
Represents annual cash retainer equal to $50,000.
(5)
On December 1, 2025, Kenneth Gilbert was issued 33,673,469 RSUs, valued at $165,000 based on the Company’s closing stock price on November 30, 2025, the date immediately preceding the grant, all of which vest on December 1, 2026.
(6)
Represents annual cash retainers totaling $70,000 ($50,000 annual retainer and $20,000 annual retainer as Chair of the Audit Committee)
(7)
On December 1, 2025, Scott Cohen was issued 33,673,469 RSUs, valued at $165,000 based on the Company’s closing stock price on November 30, 2025, the date immediately preceding the grant, all of which vest on December 1, 2026.
(8)
On December 1, 2025, Alexander Shoghi was issued 46,428,571 RSUs, valued at $227,500 based on the Company’s closing stock price on November 30, 2025, the date immediately preceding the grant, all of which vest on December 1, 2026. Mr. Shoghi elected to receive RSUs equal to, and in lieu of, the cash Board fees he otherwise would have been entitled, and accordingly, of the $227,500 in RSUs issued to Mr. Shoghi, $62,500 (or 12,500,000 RSUs) is attributable to Mr. Shoghi’s annual Board retainers ($50,000 annual retainer and $12,500 annual retainer as Chair of the Nominating and Corporate Governance Committee).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common shares as of March 19, 2026 by (i) each person known to beneficially own more than 5% of our outstanding common shares, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group.

Except as indicated in footnotes to this table, we believe that the shareholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such shareholders, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage (2)
Directors and Named Executive Officers:
Richard Proud	72,875,894	(3)	*
Justin Vu	4,973,563	(4)	*
Michelle Mathews-Spradlin	47,816,178	(5)	*
Scott Cohen	46,443,629	(6)	*
Kenneth Gilbert	1,960,785	(7)	*
Alexander Shoghi	64,424,885	(8)	*
All Executive Officers and Directors as a Group (6 persons)	238,494,934		*
5% or Greater Shareholders:
Parallax Master Fund, LP(9)	369,665,259		5.30%
Jason Adler(10)	2,598,704,326	(11)	37.27%
Senvest Management, LLC(12)	1,074,406,901	(13)	15.41%
Oasis Investments II Master Fund Ltd.(14)	1,279,055,833		18.34%

* Represents beneficial ownership of less than 1%.

(1)
Unless otherwise indicated, the address of each person is c/o iAnthus Capital Holdings, Inc., 214 King Street West, Suite 400, Toronto, Ontario M5H 3S6.
(2)
The calculation in this column is based upon 6,972,551,786 common shares outstanding on March 19, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Common shares that may be acquired by an individual or group within 60 days of March 21, 2026, pursuant to the exercise of options or warrants, vesting of common shares or conversion of convertible debt, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3)
Represents 72,875,894 common shares. Excludes 66,070,622 common shares underlying unvested restricted stock units.
(4)
Represents 4,973,563 common shares. Excludes 4,316,547 common shares underlying unvested restricted stock units.
(5)
Represents 47,816,178 common shares. Excludes 33,673,469 common shares underlying unvested restricted stock units.
(6)
Represents 46,443,629 common shares. Excludes 33,673,469 common shares underlying unvested restricted stock units.
(7)
Represents 1,960,785 common shares. Excludes 77,764,156 common shares underlying unvested restricted stock units.
(8)
Represents 64,424,885 common shares. Excludes 46,428,571 common shares underlying unvested restricted stock units.
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
(13)
Represents: (i) 946,501,317 common shares held by Senvest Master Fund, LP; and (ii) 127,905,584 common shares held by Senvest Global (KY), LP.
(14)
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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	274,801,658	$0.05	1,119,708,699
Equity compensation plans not approved by security holder	—	—	—
Total	274,801,658		1,119,708,699

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2025 and December 31, 2024 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Gotham Green Partners, LLC (“GGP”) invested $14.7 million through the Interim Financing during the year ended December 31, 2020 and during the year ended December 31, 2021, GGP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund invested an aggregate of $5.5 million, $2.1 million, $2.5 million and $0.1 million, respectively, through the Senior Secured Bridge Notes. On the Closing Date, we closed the Recapitalization Transaction pursuant to which the outstanding principal amount of the Secured Notes (including the Interim Financing) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) June Secured Debentures and (C) June Unsecured Debentures and the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) June Unsecured Debentures. As a result of closing the Recapitalization Transaction, GGP and Parallax Master Fund, LP, were issued the June Secured Debentures in the principal amount of $84.4 million and $12.1 million, respectively, and 2,568,047,188 and 369,665,259 common shares, respectively. In addition, we issued June Unsecured Debentures as follows: $4.2 million to GGP, $0.6 million to Parallax Master Fund, LP, $1.3 million to Hi-Med, $5.3 million to Senvest Master Fund, LP, $6.3 million to Oasis Investments II Master Fund LTD and $2.3 million to Hadron Healthcare and Consumer Special Opportunities Master Fund, respectively. We also issued GGP, Parallax Master Fund, LP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund 2,568,047,188, 369,665,259, 936,189,371, 1,265,120,771 and 455,443,478 common shares, respectively. Further during the year ended December 31, 2022, GGP, Senvest Master Fund, LP, Oasis Investments II Master Fund LTD and Hadron Healthcare and Consumer Special Opportunities Master Fund invested aggregate of $12.5 million, $4.8 million, $5.7 million and $2.0 million, respectively, which were evidenced through the issuance of Additional Secured Debentures. As of December 31, 2025, the outstanding principal balance of the June Secured Debentures and Additional Secured Debentures were $132.3 million and $33.2 million, respectively (December 31, 2024 — $122.1 million and $30.6 million, respectively). The outstanding principal balance of the June Unsecured Debentures as of December 31, 2025 was $26.5 million (December 31, 2024 — $24.4 million). As of December 31, 2025, the outstanding principal balance on the Senior Secured Bridge Notes was $8.5 million (December 31, 2024 —$16.0 million).

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including GGP, Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). The Company had until December 31, 2022 to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest began accruing on the Deferred Professional Fees at the rate of 20% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. As of December 31, 2025, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2024 – $9.2 million).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by as described below:

	2025	2024
Audit Fees	$985,569	$1,068,955
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$985,569	$1,068,955

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

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2025 and 2024 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)
Financial Statements:

The consolidated financial statements required by this Item are included beginning at page 65.

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
10.13#

Third Amended and Restated Secured Debenture Purchase Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC, the other Credit Parties party thereto, Gotham Green Admin 1, LLC, as Collateral Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.14†#

Unsecured Debenture Agreement dated June 24, 2022 by and among the Company, as guarantor, iAnthus Capital Management, LLC and the holders of all of the Company’s 8% unsecured debentures (Incorporated by reference to Exhibit 10.2 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.15	Form of 8.0% Senior Secured Debenture (Incorporated by reference to Exhibit 10.3 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)
10.16	Form of 8.0% Senior Unsecured Debenture (Incorporated by reference to Exhibit 10.4 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)
10.17#

Registration Rights Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC and certain holders (Incorporated by reference to Exhibit 10.5 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.18#

Investor Rights Agreement dated June 24, 2022 by and among the Company, iAnthus Capital Management, LLC and certain investors (Incorporated by reference to Exhibit 10.6 to iAnthus’ Current Report on Form 8-K filed with the SEC on June 30, 2022)

10.19+

Employment Agreement by and between iAnthus Capital Management, LLC, including iAnthus Capital Holdings, Inc. and all of its subsidiaries, and Justin Vu dated January 6, 2025 (Incorporated by reference to Exhibit 10.27 to iAnthus’ Form 10 filed with the SEC on March 24, 2025)

10.20+*	Fourth Amendment to the Senior Secured Bridge Notes between iAnthus New Jersey, LLC and the holders hereto dated January 28, 2026
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to iAnthus’ Annual Report on Form 10-K filed with the SEC on April 1, 2021)
19.1*	Insider Trading Policy
21.1*	Subsidiaries
23.1*	Consent of PKF O’Connor Davies, LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the interactive Data File as its XBRL tags are embedded within the inline XBRL document
101. SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2026.

IANTHUS CAPITAL HOLDINGS, INC.

/s/ Richard Proud
Richard Proud
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Proud	Chief Executive Officer	March 27, 2026
Richard Proud	(Principal Executive Officer)

/s/ Justin Vu	Chief Financial Officer	March 27, 2026
Justin Vu	(Principal Financial and Accounting Officer)

/s/ Michelle Mathews-Spradlin	Chair of the Board	March 27, 2026
Michelle Mathews-Spradlin

/s/ Scott Cohen	Director	March 27, 2026
Scott Cohen

/s/ Kenneth Gilbert	Director	March 27, 2026
Kenneth Gilbert

/s/ Alexander Shoghi	Director	March 27, 2026
Alexander Shoghi