Form 10-Q
period 2026-03-31
iANTHUS CAPITAL HOLDINGS, INC.
filed 2026-05-12
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of common shares outstanding as of May 4, 2026 was 6,972,551,786.

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	March 31,	December 31,
	2026	2025
Assets
Cash	$11,136	$11,650
Restricted cash	74	220
Accounts receivable, net of allowance for credit losses of $441 (December 31, 2025 - $657)	6,750	6,430
Prepaid expenses	3,258	3,538
Inventories, net	24,553	22,252
Other current assets	4,226	4,643
Current Assets	49,997	48,733
Investments	878	842
Property, plant and equipment, net	106,247	104,732
Operating lease right-of-use assets, net	28,867	29,436
Other long-term assets	3,056	3,209
Intangible assets, net	65,235	67,476
Goodwill	1,558	1,558
Total Assets	$255,838	$255,986
Liabilities and Shareholders' (Deficit)
Accounts payable	$16,714	$16,267
Accrued and other current liabilities	48,121	45,049
Current portion of operating lease liabilities	7,043	7,195
Current Liabilities	71,878	68,511
Contingent consideration payable	2,642	2,319
Long-term debt, net of issuance costs	198,731	193,986
Long-term portion of operating lease liabilities	26,413	26,778
Other non-current liabilities	2,389	2,908
Uncertain tax position liabilities	70,632	64,524
Total Liabilities	$372,685	$359,026
Commitments (Refer to Note 10)
Shareholders' (Deficit)

Common shares - no par value. Authorized - unlimited number. 6,972,552 - issued and outstanding (December 31, 2025 - 6,859,128 - issued and outstanding)	—	—
Additional paid-in capital	1,272,945	1,272,443
Accumulated deficit	(1,389,792)	(1,375,483)
Total Shareholders' (Deficit)	$(116,847)	$(103,040)
Total Liabilities and Shareholders' (Deficit)	$255,838	$255,986

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenues, net of discounts	$33,510	$38,121
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(17,589)	(19,243)
Gross profit	15,921	18,878

Operating expenses
Selling, general and administrative expenses	14,320	16,818
Depreciation and amortization	4,109	4,219
Write-downs, (recoveries) and other charges, net	(217)	(149)
Total operating expenses	18,212	20,888

Loss from operations	(2,291)	(2,010)

Interest and other income	254	16,574
Interest expense	(4,144)	(4,212)
Accretion expense	(1,131)	(1,189)
Losses from changes in fair value of financial instruments	(2)	(4)
Income (loss) before income taxes	(7,314)	9,159

Income tax expense	6,995	4,009
Net income (loss)	$(14,309)	$5,150

Net loss per share - basic and diluted	$(0.00)	$0.00
Weighted average number of common shares outstanding - basic and diluted	6,964,990	6,737,540

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(In thousands of U.S. dollars or shares)

	Three Months Ended March 31, 2026
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders' (Deficit)
Balance – January 1, 2026	6,859,128	$1,272,443	$(1,375,483)	$(103,040)
Share-based compensation	114,334	504	—	504
Share settlement for taxes paid related to restricted stock units	(910)	(2)	—	(2)
Net loss	—	—	(14,309)	(14,309)
Balance – March 31, 2026	6,972,552	$1,272,945	$(1,389,792)	$(116,847)

	Three Months Ended March 31, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – January 1, 2025	6,678,395	$1,269,738	$(1,335,280)	$(65,542)
Share-based compensation	26,661	521	—	521
Share settlement for taxes paid related to restricted stock units	(1,029)	(5)	—	(5)
Shares issued for Cheetah Acquisition (as defined below)	41,667	250	—	250
Net income	—	—	5,150	5,150
Balance – March 31, 2025	6,745,694	$1,270,504	$(1,330,130)	$(59,626)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(14,309)	$5,150
Adjustments to reconcile net loss to net cash provided by operations:
Interest income	(112)	—
Interest expense	4,144	4,212
Accretion expense	1,131	1,189
Depreciation and amortization	4,674	4,709
Write-downs, (recoveries) and other charges, net (Refer to Note 13)	(217)	(149)
Gains from deconsolidation of subsidiaries	—	(12,085)
Inventory reserve	51	(110)
Share-based compensation	504	521
Losses from changes in fair value of financial instruments	2	4
(Gain)/loss on equity method investments	(38)	17
Remeasurement of contingent consideration	319	—
Change in operating assets and liabilities (Refer to Note 13)	4,865	(337)
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$1,014	$3,121
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,045)	(4,776)
Acquisition of other intangible assets	(47)	(126)
Cash impact from acquisitions	—	(100)
Proceeds from sale of subsidiaries	—	15,814
Proceeds from notes receivables	480	295
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(1,612)	$11,107
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of debt and professional fee obligations	(60)	(8,259)
Taxes paid related to net share settlement of restricted stock units	(2)	(5)
NET CASH USED IN FINANCING ACTIVITIES	$(62)	$(8,264)

CASH AND RESTRICTED CASH
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	(660)	5,964
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	11,870	19,099
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$11,210	$25,063

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

The Company’s business activities, and the business activities of its subsidiaries, operate in jurisdictions where the use of marijuana has been legalized under state and local laws. Under U.S. federal law, adult-use cannabis remains illegal as a Schedule I controlled substance, but, as a result of the April 23, 2026 AG Order No. 6754-2026 (the "Rescheduling Order"), medical cannabis subject to a state medical license is a Schedule III controlled substance. Notwithstanding the Rescheduling Order, cannabis remains federally illegal in most forms and continues to be subject to significant restrictions under U.S. federal law. Any proceeding that may be brought against the Company could have a material adverse effect on the Company’s business plans, financial condition and results of operations.

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

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025, included in the Company’s Annual Report on the Form 10-K filed with the SEC on March 27, 2026. In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited interim condensed consolidated financial statements include estimates and assumptions of management that affect the amounts reported on the unaudited interim condensed consolidated financial statements. Actual results could differ from these estimates.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026, or any other period.

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of and for the three months ended March 31, 2026, the Company reported net loss of $14.3 million, operating cash flows of $1.0 million, a working capital deficiency of $21.9 million, and an accumulated deficit of $1,389.8 million.

As part of management's plans to drive sustainable growth, the Company has completed the divestment of certain assets (See "Item 1. Business - Dispositions" covered by the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for additional information) to optimize its portfolio, strengthen its balance sheet and focus on key markets with the greatest growth potential. The Company has allocated proceeds from these divestments to its growth initiatives in Florida, Maryland, New Jersey, Massachusetts and New York, while still maintaining a retail presence in Arizona with one dispensary in Mesa, Arizona, as well as reduce its outstanding debt obligations.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current trade receivables and contract assets under ASC 606. The amendments are effective for annual reporting periods beginning after December 15, 2025. The Company adopted the new standard and noted that it did not have any material impact on the Company's consolidated financial statements.

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

In January 2026, the FASB issued ASU 2025-12, Codification Improvements. The amendments are effective for annual reporting periods beginning after December 15, 2026. The standard addresses technical corrections and clarifications across various topics, including the calculation of diluted earnings per share when an entity reports a loss from continuing operations. The Company is in the process of determining the effects of adoption of this amendment, but expects no significant impact on its consolidated financial statements.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company accounted for this change as a change in accounting estimate in accordance with ASC Topic 250 "Accounting Changes and Error Corrections", and, accordingly, applied it on a prospective basis. This change in estimate did not have any material impact on the Company’s unaudited interim condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. The Company expects this change in accounting estimate to remain immaterial in future periods.

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

Maturities of lease liabilities for operating leases as of March 31, 2026, were as follows:

Operating Leases
2026	$7,043
2027	6,854
2028	6,892
2029	6,566
2030	5,724
Thereafter	44,586
Total lease payments	$77,665
Less: interest expense	(44,209)
Present value of lease liabilities	$33,456
Weighted-average remaining lease term (years)	11.2
Weighted-average discount rate	18%

For the three months ended March 31, 2026, the Company recorded operating lease expenses of $1.9 million (March 31, 2025 – $1.9 million), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three months ended March 31, 2026, the Company recorded sublease income of $0.2 million (March 31, 2025 – $0.3 million), which is included in interest and other income on the unaudited interim condensed consolidated statements of operations.

Operating cash flows from operating leases for the three months ended March 31, 2026 was $1.9 million (March 31, 2025 - $1.6 million).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Information	Classification	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, net	Operating leases	$28,867	$29,436
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,043	$7,195
Long-term portion of operating lease liabilities	Operating leases	26,413	26,778
Total		$33,456	$33,973

Note 3 - Inventories, net

Inventories are comprised of the following items:

	March 31, 2026	December 31, 2025
Supplies	$6,529	$6,249
Raw materials	3,141	3,419
Work in process	6,119	5,515
Finished goods	8,950	7,198
Inventory reserve	(186)	(129)
Total	$24,553	$22,252

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three months ended March 31, 2026 and 2025, the Company recorded $Nil and $Nil respectively, related to spoiled inventory in costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

Effective January 1, 2025, the Company had implemented a change in accounting estimate with respect to the valuation of inventory. Refer to Note 1(h) for further details.

Note 4 - Acquisitions

Cheetah Acquisition

On December 30, 2024 (the "Acquisition Date"), the Company entered into an Asset Purchase Agreement (the "Cheetah Purchase Agreement") with Cheetah Enterprises, Inc. (the "Cheetah Seller"), pursuant to which, the Company acquired substantially all the assets related to the Cheetah Seller's wholesale business, including the manufacture, marketing, and sale of cannabis distillate vaporize products in the states of Illinois and Pennsylvania under the "Cheetah" brand (the "Brand"), but excluding certain excluded assets (the "Cheetah Purchased Assets") together with certain assumed liabilities related to the Cheetah Purchased Assets (the "Cheetah Acquisition"). The purchase price (the "Purchase Price") for the Cheetah Purchased Assets was approximately $3.5 million, and included (i) common shares at an aggregate deemed value of approximately $1.5 million, which the Company recorded at a fair value on acquisition of $1.2 million, to be issued in three (3) tranches; (ii) upon the completion of certain performance benchmarks (if the Brand does not meet the performance benchmark by the payment date, such payment date will be delayed until the later of (x) thirty (30) days or (y) until such time the Brand achieves the applicable performance benchmark; provided, the full cash consideration shall not be delayed more than twenty-four (24) months after closing); and (iii) additional consideration based on EBITDA generated by the Brand (the "Earn-Out") over the next three years which is payable annually in cash, with the final payment due on or before April 1, 2028.

On December 17, 2025, the Company entered into an amendment to the Cheetah Purchase Agreement with the Cheetah Seller, pursuant to which: (i) the payment schedule for the 2025 fiscal year Earn-Out (the "2025 Earn-Out") was amended and deferred as follows: (x) 20% of the 2025 Earn-Out was paid on April 15, 2026, (y) 40% of the 2025 Earn-Out is payable on October 15, 2026, and (z) 40% of the 2025 Earn-Out is payable on December 15, 2026 (collectively, the "Deferred Earn-Out Payments"); (ii) the Company agreed to pay the Cheetah Seller interest on the Deferred Earn-Out Payments at a rate of 6% per annum, which interest was paid in

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

advance on April 15, 2026; and (iii) the Company agreed to pay additional consideration based on EBITDA generated by the Brand during the first quarter of 2028, which will be payable on June 15, 2028.

The Company has determined that the Cheetah Acquisition is a business combination under ASC 805 whereby the total consideration is recorded by allocating the purchase consideration to the net assets and liabilities acquired based on their estimated fair values at the acquisition date.

The following table summarizes the final allocation of the purchase consideration to the assets acquired and liabilities assumed from the Cheetah Acquisition as of December 31, 2025:

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

The intangible assets recognized from the Cheetah Acquisition relate to trade names and other intellectual property and recipes used under the Brand. The goodwill recognized from the Cheetah Acquisition is attributable to the assembled workforce and synergies expected from integrating the Brand into the Company’s existing business. The goodwill acquired is not deductible for tax purposes.

Total purchase consideration transferred on the Acquisition Date also included additional Earn-Out that had a fair value of $3.1 million as of the Acquisition Date. The Acquisition Date fair value of the Earn-Out was determined based on the Company’s assessment of the probability of achieving the performance targets that ultimately obligate the Company to transfer additional consideration to the Cheetah Seller. The Earn-Out is comprised of certain EBITDA targets to be achieved by the Brand and is paid annually in cash. Subsequent remeasurement of the Earn-Out will be remeasured at the end of each reporting period with any gains or losses recognized in interest and other income and expenses within the consolidated statement of operations. Refer to Note 9 for further discussion on contingent consideration.

Acquisition-related costs are recorded within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations. The Company recorded no acquisition-related costs during the three months ended March 31, 2026 and 2025.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pro forma financial information is not disclosed as the results are not material to the Company’s consolidated financial statements.

Note 5 - Long-Term Debt

The following table summarizes long-term debt outstanding as of March 31, 2026:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Total
As of January 1, 2026	$8,359	$127,597	$33,175	$24,855	$193,986
Paid-in-kind interest	—	2,647	664	531	3,842
Modification of Carrying value	(168)	—	—	—	(168)
Accretion of balance	84	776	—	271	1,131
Debt repayment	(60)	—	—	—	(60)
As of March 31, 2026	$8,215	$131,020	$33,839	$25,657	$198,731

As of March 31, 2026, the total and unamortized debt discount costs were $22.0 million and $5.6 million, respectively (December 31, 2025— $21.9 million and $6.5 million, respectively).

As of March 31, 2026, the total interest paid on both current and long-term debt was $0.3 million (December 31, 2025 - $1.5 million).

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

On February 2, 2024, in order to facilitate the 2024 NJ Amendment (as defined below), the parties agreed to a short-term extension of the maturity date from February 2, 2024 to February 16, 2024. On February 16, 2024, ICH and INJ entered into another amendment (the "2024 NJ Amendment") to the Senior Secured Bridge Notes. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remained at 12% per annum, but the interest accruing after February 16, 2024 will be payable in quarterly cash payments (the first interest payment being on May 16, 2024). In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of ICH's common shares at a price per share equal to the volume-weighted average trading price of ICH's common shares on the CSE for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, ICH and INJ agreed to utilize twenty-five percent (25%) of Non-Operational Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, "Non-Operational Cash Receipts" means cash ICH received which is not derived from the sale of cannabis products in the ordinary course of business of ICH, whether through retail, wholesale or otherwise. As of March 31, 2026, a total amount of $0.1 million (December 31, 2025 - $7.4 million) has been paid from Non-Operational Receipts.

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

In accordance with debt extinguishment accounting guidance outlined in ASC 470, the Company evaluated the amendment to the Senior Secured Bridge Notes effected by the 2026 Bridge Notes Amendment and concluded that the terms were not materially modified. Accordingly, the amendment was accounted for as a debt modification. As a result, the amendment fee was recorded as a debt discount, resulting in a $0.2 million reduction to the carrying amount of the New Jersey Senior Secured Note and is being amortized over the remaining term of the note.

The amended host debt, classified as a liability using the guidance of ASC 470, was recognized at the carrying value of $8.2 million.

For the three months ended March 31, 2026, interest expense of $0.3 million (March 31, 2025 - $0.4 million), and accretion expense of $0.1 million (March 31, 2025 - $0.2 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of March 31, 2026. The Senior Secured Bridge Notes are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three months ended March 31, 2026, interest expense of $2.6 million (March 31, 2025 - $2.4 million), and accretion expense of $0.8 million (March 31, 2025 - $0.8 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of March 31, 2026. The June Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three months ended March 31, 2026, interest expense of $0.5 million (March 31, 2025 - $0.5 million), and accretion expense of $0.3 million (March 31, 2025 - $0.3 million), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of March 31, 2026. The June Unsecured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three months ended March 31, 2026, interest expense of $0.7 million (March 31, 2025— $0.6 million), was recorded on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of March 31, 2026. The Additional Secured Debentures are classified as long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the three months ended March 31, 2026:

•
On January 6, 2026, the Company issued 114,334 common shares for vested restricted stock units (“RSUs”). The Company withheld 910 common shares to satisfy employees’ tax obligations of less than $0.1 million.

The following is a summary of the common share issuances for the three months ended March 31, 2025:

•
On January 9, 2025, the Company issued common shares totaling 41,667 with respect to the Cheetah Acquisition.
•
On January 14, 2025, the Company issued 26,661 common shares for vested RSUs. The Company withheld 1,029 common shares to satisfy employees’ tax obligations of less than $0.1 million.
(b)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Common share options	7,877	7,877
Restricted stock units	266,924	381,258
Total	274,801	389,135
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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense is presented within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations. The Company recorded no share-based compensation expense related to stock options for the three months ended March 31, 2026 and 2025.

The following table summarizes certain information in respect of option activity during the period:

	Three Months Ended March 31, 2026			Year Ended December 31, 2025
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	4.53	7,877	$0.05	5.53
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	4.28	7,877	$0.05	4.53

(1)
As of March 31, 2026, 7,877 of the stock options outstanding were exercisable (December 31, 2025 - 7,877).

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

There was no stock option activity for the three months ended March 31, 2026 and the year ended December 31, 2025.

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

The most recent issuances were on April 25, 2025, where 5,672 RSUs were issued to four officers, September 29, 2025, where 250 RSUs were issued to an employee and on December 1, 2025, where 149,332 RSUs were issued to six officers. The RSUs vest over

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

a period of one to three years. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

There was no RSUs awarded during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company recognized $0.5 million of share-based compensation expense associated with the RSUs (March 31, 2025 — $0.5 million). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of March 31, 2026, there was approximately $1.2 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 0.8 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Three Months Ended March 31, 2026		Year Ended December 31, 2025
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	266,924	$0.01	298,877	$0.01
Granted	—	—	155,254	0.00
Vested	—	—	(186,757)	0.01
Forfeited	—	—	(450)	0.01
Unvested balance, ending	266,924	$0.01	266,924	$0.01

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Income (loss) before income taxes	$(7,314)	$9,159
Income tax expense	6,995	4,009
Effective tax rate	-95.6%	43.8%

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

As of March 31, 2026, the Company has $70.6 million of reserves for unrecognized tax positions included as part of long-term liabilities, that, if recognized, would impact the effective tax rate. The reserves were established primarily due to the legal interpretations that challenge the Company's tax liability under IRC Section 280E. The Company has applied the legal interpretation of IRC Section 280E to certain amended returns filed during this fiscal year for the tax years ending December 31, 2020, 2021 and 2022, as well as to future tax filings. The Company had unrecognized tax benefits of $6.1 million for the three months ended March 31, 2026 (March 31, 2025 - $3.1 million). The Company records interest and penalties related to unrecognized tax benefits within the provision for income taxes.

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

Note 8 - Segment Information

During the three months ended March 31, 2026, the Company reassessed its reportable segments in accordance with ASC 280, Segment Reporting. Previously, the Company reported its operations under two reportable segments based on geographic regions: Eastern and Western. The Eastern Region included the Company’s operations in Florida, Maryland, Massachusetts, New York, New Jersey, Illinois, and Pennsylvania. The Western Region includes the Company’s operations in Arizona and results from the Nevada business through June 24, 2024 when it was sold and subsequently deconsolidated. Following a review of the Company's operating performance, growth profile, and capital allocation strategy, management determined that the quantitative thresholds under ASC 280-10-50-12 were no longer met under the prior segmentation, and that disaggregating operations based on market maturity and growth profile better reflects how the Chief Operating Decision Maker ("CODM") evaluates performance and allocates resources.

Effective January 1, 2026, the Company changed its reportable segments to Established and Emerging, defined as follows:

The Established region reflects matured markets with limited growth opportunities and a lower allocation of capital investment in the short-term. This region includes operations in Arizona, Massachusetts, and Florida. The Emerging region reflects new markets with strong growth opportunities and/or those receiving higher capital investments. This region includes operations in New Jersey, Maryland, New York, Illinois, and Pennsylvania. While the change in presentation reflects a reclassification of operating units into new segments, there were no changes to the underlying measurement or allocation of revenues, expenses, or assets. Prior periods are now conformed to the current period presentation. While the CODM continues to review the operating performance (i.e. EBITDA) at a state-level, the revised reportable regions better segments how capital allocation and growth opportunities are identified and monitored.

The "Other" category in the disclosure below comprises items not separately identifiable to the two reportable operating segments and are not part of the measures used by the Company when assessing the reportable operating segments’ results. It also includes items related to operating segments of the Company that did not meet the quantitative thresholds under ASC 280-10-50-12 to be considered reportable operating segments, nor did they meet the aggregation criteria under ASC 280-10-50-11 to qualify for aggregation with one of the two reportable operating segments of the Company. All inter-segment profits are eliminated upon consolidation.

The table below presents results by segment for the three months ended March 31, 2026 and 2025:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Three Months Ended March 31,
	2026	2025
Revenues, net of discounts
Established Region	$14,987	$20,609
Emerging Region	18,523	17,512
Total	$33,510	$38,121
Gross profit
Established Region	$7,509	$11,317
Emerging Region	8,412	7,561
Total	$15,921	$18,878
Operating expenses:
Selling, general and administrative expenses
Established Region	$5,896	$7,184
Emerging Region	4,133	4,467
Other	4,291	5,167
Total	$14,320	$16,818
Depreciation and amortization
Established Region	$2,517	$2,765
Emerging Region	1,480	1,342
Other	112	112
Total	$4,109	$4,219
Write-downs, (recoveries) and other charges, net
Established Region	$50	$(59)
Emerging Region	(267)	(90)
Total	$(217)	$(149)
Income (loss) from operations
Established Region	$(954)	$1,427
Emerging Region	3,066	1,842
Other	(4,403)	(5,279)
Total	$(2,291)	$(2,010)
Other income (expenses), net
Established Region	$118	$31,434
Emerging Region	(431)	1,234
Other	(4,710)	(21,499)
Total	$(5,023)	$11,169
Income tax (benefit) expense
Established Region	$2,056	$1,418
Emerging Region	338	384
Other	4,601	2,207
Total	$6,995	$4,009
Net income (loss)
Established Region	$(2,892)	$31,443
Emerging Region	2,297	2,692
Other	(13,714)	(28,985)
Total	$(14,309)	$5,150

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental segment disclosures:
	Three Months Ended March 31,
	2026	2025
Purchase of property, plant and equipment
Established Region	$1,383	$1,294
Emerging Region	2,005	3,232
Other	4	250
Total	$3,392	$4,776
Purchase of other intangible assets
Established Region	$4	$—
Other	43	126
Total	$47	$126

	As of March 31,	As of December 31,
	2026	2025
Assets
Established Region	$160,526	$160,437
Emerging Region	80,749	77,950
Other	14,563	17,599
Total	$255,838	$255,986

Major Customers

Major customers are defined as customers that each individually account for greater than 10% of the Company’s annual revenues. For the three months ended March 31, 2026 and 2025, no sales were made to any one customer that represented in excess of 10% of the Company’s total revenues.

Geographic Information

As of March 31, 2026 and 2025, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the three months ended March 31, 2026 and 2025, the Company disaggregated its revenues as follows:

	Three Months Ended March 31,
	2026	2025
Revenues, net of discounts
iAnthus branded products	$13,279	$17,514
Third party branded products	12,253	15,792
Wholesale/bulk/other products	7,978	4,815
Total	$33,510	$38,121

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of March 31, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments	$—	$—	$878	$878	$2	$—	$840	$842

Financial liabilities
Contingent consideration payable	$—	$—	$3,726	$3,726	$—	$—	$3,407	$3,407

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three months ended March 31, 2026 and 2025.

Financial Assets

Level 1 investments are comprised of the Company’s investment in 4 Front Venture Corp., which is considered to be a Level 1 instrument because it is comprised of shares of a public company, and there is an active market for the shares and observable market data, or inputs are now available.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2025	$2	$125	$715
Additions	—	—	—
Revaluations	(2)	—	—
Gain on equity method investments	—	—	38
Balance as of March 31, 2026	$—	$125	$753

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial Liabilities

The following table summarizes the changes in the Company's Level 3 financial liabilities:

Financial Liabilities
Contingent Consideration Payable

Balance as of December 31, 2025	$3,407
Consideration paid	—
Revaluations	319
Balance as of March 31, 2026	$3,726

As of March 31, 2026, the current portion of the contingent consideration payable is $1.1 million and is presented within accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

The Company’s contingent consideration payable relates to the additional Earn-Out to be paid as part of the Cheetah Acquisition and is categorized as a Level 3 financial instrument within the fair value hierarchy, as specific valuation techniques using unobservable inputs is required. The Company is using a probability-weighted average scenario approach in assigning probabilities across multiple outcomes of the potential EBITDA earned from the Brand which forms the basis of the Earn-Out. These assumptions include financial forecasts, discount rates, and growth expectations. As of March 31, 2026, the discount rate applied was the Company's incremental borrowing rate of 13.9% and growth expectations on potential EBITDA earned from the Brand were in the range of 36% to 89% in 2026, 0% to 20% in 2027, and 0% to 16% for the first quarter of 2028. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value:

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$25,657	$24,747	$24,855	$23,831
June Secured Debentures	164,859	159,471	160,772	154,569
Secured Notes	8,215	8,111	8,359	8,089
Total	$198,731	$192,329	$193,986	$186,489

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

The following table summarizes the Company’s contractual obligations and commitments as of March 31, 2026:

	2027	2028	2029	2030	2031
Operating leases(1)	$7,043	$6,854	$6,892	$6,566	$5,724
Service and other contracts	1,986	148	125	—	—
Long-term debt	—	226,338	—	97	111
Contingent consideration payable from Cheetah Acquisition	1,083	2,399	243	—	—
Total	$10,112	$235,739	$7,260	$6,663	$5,835

(1) The operating lease commitments presented above reflect contractual obligations within the specified periods. Total future lease payments, including amounts beyond the periods presented, are disclosed in Note 2.”

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

Sale of Certain Massachusetts Assets

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes (the "MA Notes") as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. Since the MA Closing Date, the Company has not received any of the scheduled payments pursuant to the MA Notes from the MA Buyer. As a result, during the year ended December 31, 2025, the Company recorded credit loss provisions of $1.8 million, which is included within "write-downs, recoveries, and other charges, net" on the consolidated statements of operations. As of March 31, 2026, the MA Notes, net of credit loss provisions is $0.5 million (December 31, 2025 - $0.5 million), which is the portion of the MA Notes that is secured for repayment via a pledge, under a guarantor's agreement executed by the parties.

Divestiture of Nevada Business

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

As of March 31, 2026, the balance outstanding on the NV Note including accrued interest was $1.8 million (December 31, 2025 - $2.2 million), of which, $0.8 million is classified within "other current assets" on the unaudited interim condensed consolidated balance sheets.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX Bioceutical ULC (“MPX ULC”). The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX ULC, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation following the MPX Acquisition. MPX ULC withheld the redemption of approximately $1.3 million of the original subscription amount of the MPX Debentures as MPX ULC was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into the Company’s common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111.0 million and breach of a security subordination agreement in the amount of $3.5 million. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against the Company and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in the British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX ULC, the Company and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX ULC and the Company to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111.0 million; (iii) damages for breach of a security subordination agreement in the amount of $3.5 million; (iv) damages for breach of a consultancy agreement in the approximate amount of $0.4 million plus approximately $0.2 million plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1.0 million. On October 31, 2019, the Company and MPX ULC served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike the Company’s and MPX ULC’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, the Company’s directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia. On August 22, 2023, Walmer, Island, Broughton, Crawford and Puddles filed a Notice of Intention to Proceed with their claim. On June 4, 2025, the plaintiffs filed an Amended Notice of Civil Claim (the "Amended Claim"), which, among other things, revised the relief sought by the plaintiffs. Pursuant to the Amended Claim, the plaintiffs are seeking: (i) damages for failure to pay the Disputed Debentures in the amount of $1.8 million plus bonus and interest; (ii) damages for breach of a consultancy agreement in the amount of $0.4 million plus approximately $0.2 million; and (iii) damages for breach of the duty of good faith owed to the plaintiffs in the amount of $1.0 million. The Company and MPX ULC filed its response and counterclaim on July 4, 2025.

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

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iA AZ”), claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. On April 25, 2023, the parties attended a mediation, which was unsuccessful. The parties are currently engaging in discovery. On March 23, 2026, Saloum filed a Partial Motion for Summary Judgment, seeking a declaration that the JV Agreement is binding upon THCWC, iA AZ and the Company (collectively, the "iAnthus Parties") because: (i) the iAnthus Parties ratified the JV Agreement by making payments to Saloum; (ii) the iAnthus Parties assumed the obligations under the JV Agreement in connection with the MPX Acquisition; (iii) the MPX Acquisition was a de-facto merger, meaning MPX Corporation's obligations became the iAnthus Parties'; and (iv) the iAnthus Parties are stopped from denying the enforceability of the JV Agreement because Saloum relied upon the iAnthus Parties' performance. The iAnthus Parties’ filed its response on April 22, 2026. The motion remains pending.

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

Note 12 - Related Party Transactions

	March 31,	December 31,
	2026	2025
Financial Statement Line Item
Long-term debt, net of issuance costs (1)	192,664	188,088
Accrued and other current liabilities	4,241	4,032
Total	$196,905	$192,120

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

On February 5, 2025, the Company entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of March 31, 2026, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2025 – $2.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment interest accruing after February 16, 2024, will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of March 31, 2026 the outstanding related party portion of the interest payable was $0.1 million (December 31, 2025 - $0.1 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Three Months Ended March 31,
	2026	2025
Income taxes (including interest and penalties)	$1,274	$2,958
Interest	253	489

(b) Changes in operating assets and liabilities are comprised of the following:

	Three Months Ended March 31,
	2026	2025
Decrease (increase) in:
Accounts receivables, net	$(103)	$698
Prepaid expenses	280	(1,308)
Inventories, net	(2,352)	(1,558)
Other current assets	241	(166)
Other long-term assets	16	(233)
Operating leases	(513)	(401)
(Decrease) increase in:
Accounts payable	(877)	(1,237)
Accrued and other current liabilities	2,025	622
Other non-current liabilities	40	174
Uncertain tax position liabilities	6,108	3,072
	$4,865	$(337)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c) Depreciation and amortization are comprised of the following:

	Three Months Ended March 31,
	2026	2025
Property, plant and equipment	$1,821	$1,823
Operating lease ROU assets	565	490
Intangible assets	2,288	2,396
	$4,674	$4,709

(d) Write-downs, (recoveries) and other charges, net are comprised of the following:

	Three Months Ended March 31,
	2026	2025

Account receivable	$(217)	$(149)
	$(217)	$(149)

(e) Significant non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2026	2025
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$3,841	$3,545
Non-cash issuance of shares for the Cheetah Acquisition	—	250

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of March 31, 2026, the Company held $0.1 million as restricted cash (December 31, 2025— $0.2 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	March 31, 2026	December 31, 2025
Cash	$11,136	$11,650
Restricted cash	74	220
Total cash and restricted cash presented in the statements of cash flows	$11,210	$11,870

Note 14 - Subsequent Events

Legal Proceedings

Please refer to Note 11 for further discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a vertically-integrated, multi-state owner and operator of licensed cannabis cultivation, processing and dispensary facilities in the United States. Although we are committed to creating a national retail brand and portfolio of branded cannabis products recognized in the United States, cannabis currently remains illegal under U.S. federal law.

Through our subsidiaries, we own and/or operate, as of March 31, 2026, 40 dispensaries and four cultivation and/or processing facilities across seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate an uncapped number of dispensary licenses in Florida, and up to ten cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in eight U.S. states, all subject to the necessary regulatory approvals.

Our multi-state operations encompass the full spectrum of medical and adult-use cannabis enterprises, including cultivation, processing, product development, wholesale-distribution and retail. Cannabis products offered by us include flower and trim, products containing cannabis flower and trim (such as packaged flower and pre-rolls), cannabis infused products (such as topical creams and edibles) and products containing cannabis extracts (such as vape cartridges, concentrates, live resins, wax products, oils and tinctures). Under U.S. federal law, adult-use cannabis is classified as a Schedule I controlled substance under the U.S. Controlled Substances Act, but as a result of the April 23, 2026 AG Order No. 6754-2026 (the "Rescheduling Order"), medical cannabis subject to a state medical licenses is a Schedule III controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. A Schedule III controlled substance is defined as a substance with a moderate to low potential for physical and psychological dependence. Notwithstanding the Rescheduling Order, cannabis remains federally illegal in most forms and continues to be subject to significant restrictions under U.S. federal law. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone), to our knowledge, the U.S. Food and Drug Administration has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis or cannabis-derived products.

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

Recent Developments

On April 29, 2026, we appointed Jason Ware as Chief Financial Officer of the Company.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenues and Gross Profit

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2026	2025
Revenues
Established Region	$14,987	$20,609
Emerging Region	18,523	17,512
Total revenues	$33,510	$38,121

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Established Region	$(7,479)	$(9,292)
Emerging Region	(10,110)	(9,951)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(17,589)	$(19,243)

Gross profit
Established Region	$7,509	$11,317
Emerging Region	8,412	7,561
Total gross profit	$15,921	$18,878

During the three months ended March 31, 2026, we reassessed our reportable segments in accordance with ASC 280, Segment Reporting. Previously, we reported operations under two reportable segments based on geographic regions: Eastern and Western. Following a review of our operating performance, growth profile, and capital allocation strategy, we determined that the quantitative thresholds under ASC 280-10-50-12 were no longer met under the prior segmentation, and that disaggregating operations based on market maturity and growth profile better reflects how the Chief Operating Decision Maker ("CODM") evaluates performance and allocates resources.

Effective January 1, 2026, the Company changed its reportable segments to Established and Emerging, defined as follows:

The Established region reflects matured markets with limited growth opportunities and a lower allocation of capital investment in the short-term. This region includes operations in Arizona, Massachusetts, and Florida. The Emerging region reflects new markets with strong growth opportunities and/or those receiving higher capital investments. This region includes operations in New Jersey, Maryland, New York, Illinois, and Pennsylvania. Segment information for prior periods presented has been recast to conform to the current period presentation. Current and prior period figures as shown above now reflect the updated reportable regions.

Expenses

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2026	2025

Total operating expenses	$18,212	$20,888
Total other income and expenses	(5,023)	11,169
Income tax expense (benefit)	6,995	4,009

Selling, General and Administrative Expenses Details

	Three Months Ended March 31,
(in ’000s of U.S. dollars)	2026	2025

Salaries and employee benefits	$7,741	$7,760
Severance	15	—
Share-based compensation	504	521
Legal and other professional fees	1,150	2,401
Facility, insurance and technology costs	2,851	3,186
Marketing expenses	522	1,145
Travel and pursuit costs	293	419
Amortization on right-of-use assets	564	490
Other general corporate expenditures	680	896
Total	$14,320	$16,818

Total operating expenses

Total operating expenses other than those included in costs and expenses applicable to revenues consist of selling, general, and administrative expenses which are necessary to conduct our ordinary business operations. In addition, total operating expenses consist of marketing, technology, and other growth initiatives related expenses such as opening new dispensaries and building-out our facilities, as well as depreciation and amortization charges taken on our fixed and intangible assets, and any write-downs or impairment on our assets. We have taken the necessary measures to control our discretionary spending and employ capital as efficiently as possible. After normalizing for one-time items, we expect total operating expenses to remain consistent over the remainder of 2026 as we continue to employ a disciplined capital allocation approach and continue to closely monitor operating expenditures and discretionary spending.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Established region

For the three months ended March 31, 2026, our sales revenues in the established region were $15.0 million as compared to $20.6 million for the three months ended March 31, 2025, which represents a decrease of 27.3%. The main driver for the decrease in revenues was from: a $3.2 million decline in Arizona, attributed to the deconsolidation of three dispensaries and two facility sites following the sale which closed as of February 10, 2025; a $2.8 million decrease in Florida due to continued competitive pressures which led to price compression and lower sales volume during the three months ended March 31, 2026, as compared to the three months ended March 31,

2025. This was partially offset by a $0.3 million increase in revenue in Massachusetts from higher transaction volumes and lower discounts during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

For the three months ended March 31, 2026, gross profit was $7.5 million, or 50.1% of sales revenues, as compared to a gross profit of $11.3 million, or 54.9% of sales revenues, for the three months ended March 31, 2025. Gross profit decreased by $4.2 million in Florida due to increased competitive pressures which led to price compression and increased sales discounts during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. In addition, gross profit decreased by $1.3 million in Arizona during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, following the asset divestitures in February 2025. The decrease was partially offset by increased gross profit in Massachusetts by $1.7 million due to operational efficiencies from increased production and harvest outputs resulting in lower inventory costs during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025,

During the three months ended March 31, 2026, approximately 6,440 pounds of plant material was harvested in the established region as compared to approximately 10,750 pounds harvested during the three months ended March 31, 2025. The decrease in harvested plant material is primarily attributable to the deconsolidation of our facility sites in Arizona, following the sale which closed on February 10, 2025 and lower volumes in Florida from timing of harvest runs during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Emerging region

For the three months ended March 31, 2026, our sales revenues in the emerging region were $18.5 million as compared to $17.5 million for the three months ended March 31, 2025, which represents an increase of 5.8%. The increase in revenues in the emerging region is attributed to higher revenues in Maryland by $0.9 million, and in New Jersey by $0.4 million from the continued expansion of the wholesale programs in both states during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

For the three months ended March 31, 2026, gross profit was $8.4 million, or 45.4% of sales revenues, as compared to a gross profit of $7.6 million, or 43.2% of sales revenues, for the three months ended March 31, 2025. Higher gross profit is attributable to a $1.1 million increase in Maryland from increased sales under toll processing arrangements which yields higher margins during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This was partially offset by $0.2 million decrease in gross profit in New Jersey from unfavorable sales mix as we sold more bulk materials during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

During the three months ended March 31, 2026, approximately 1,710 pounds of plant material was harvested in the emerging region as compared to approximately 2,020 pounds harvested during the three months ended March 31, 2025. The decrease is attributed to slightly lower volumes cultivated in New Jersey during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Total operating expenses

For the three months ended March 31, 2026, our total operating expenses were $18.2 million as compared to $20.9 million for the three months ended March 31, 2025, which represents a decrease of 12.8%.

The decrease in total operating expenses resulted from a decrease of $2.5 million in our selling, general, and administrative expenses which is attributable to: $1.9 million decrease in legal, marketing and other professional fees during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, as the prior year period included increased legal fees from divestiture transactions; $0.6 million decrease in marketing expenses during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025; $0.3 million decrease in travel and other general corporate expenditures during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025; and lower facility, insurance and technology costs of $0.3 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

The decrease in total operating expenses is also attributable to a $0.1 million decrease in our depreciation and amortization expenses during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. We had a lower depreciable fixed and intangible asset base, as certain items of plant and equipment were fully depreciated in 2025. However, we have made significant investments in capital projects which are not yet in service, and therefore expect depreciation and amortization expenses to increase in future periods.

In addition, the decrease in total operating expenses was attributed to a $0.1 million net increase in recoveries, write-downs and other charges, as improved collection on accounts receivable resulted in lower net credit loss provisions, with a recovery of $0.2 million during the three months ended March 31, 2026 as compared to $0.1 million recovery during the three months ended March 31, 2025.

Total other income and expenses

For the three months ended March 31, 2026, we had a total other expenses of $5.0 million as compared to total other income of $11.2 million for the three months ended March 31, 2025, which represents a decrease of 145.0%.

The decrease in total other income and expenses between the three months ended March 31, 2026 and 2025 is primarily attributable to $16.3 million decrease in interest and other income. The decrease in interest and other income is attributable to: $6.2 million gain on the deconsolidation of certain assets sold as part of AZ Transaction; $5.7 million gain from divestiture of Nevada assets; $3.0 million from employee retention tax credit refunds in Florida; $1.0 million in deferred professional fees forgiveness; $0.3 million from the Cheetah Acquisition contingent consideration remeasurement; partially offset by $0.1 million increase in interest income from our bank accounts. In addition, total other income and expenses decreased by $0.1 million due to lower interest expense on our long-term debt which are paid-in-kind; and lower accretion expense of $0.1 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Income tax expense

For the three months ended March 31, 2026, our income tax expense was $7.0 million as compared to $4.0 million for the three months ended March 31, 2025, which represents an increase of 74.5%. The increase in income tax expense is attributable to certain non-deductible items and mix of our pre-tax income across various jurisdictions impacting our effective tax rate during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we held unrestricted cash of $11.1 million (December 31, 2025—$11.7 million) and had an accumulated deficit of $1,389.8 million (December 31, 2025—$1,375.5 million) and a working capital deficit of $21.9 million (December 31, 2025—$19.8 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations and we anticipate that we will need to raise additional capital to fund our operations and capital plans in the future. We expect to finance these activities through a combination of additional financings and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the three months ended March 31, 2026 was $1.0 million as compared to net cash provided by operating activities of $3.1 million for the three months ended March 31, 2025. The decrease in our net cash provided from operating activities during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the following: our net loss of $14.3 million, adjusted for $4.7 million in depreciation and amortization expense, $4.1 million in interest expense; $1.1 million of accretion expense; $0.5 million in share-based compensation expense, $0.3 million from the remeasurement of the contingent consideration related to the Cheetah acquisition; $0.1 million from additional inventory reserves; $0.2 million in recoveries, write-downs and other charges, net, from improved collection on accounts receivable resulting in a lower credit loss provision; $0.1 million in interest income from our bank accounts; and $4.9 million from changes in operating assets and liabilities items during the three months ended March 31, 2026.

Changes in other operating assets for the three months ended March 31, 2026 include an increase in cash from inventory of $0.8 million primarily due to the timing of purchases, higher sales volumes in Maryland, New Jersey and Massachusetts during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, a decrease in accounts receivable of $0.8 million from higher wholesale revenues and timing of collections during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, and an increase in prepaid expenses of $1.6 million, mainly relating to timing of renewals for insurance and rent during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Changes in other operating liabilities for the three months ended March 31, 2026 include an increase in uncertain tax position liabilities of $3.1 million due to accrued income taxes being recognized as an uncertain tax position during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025; $1.4 million increase in accrued and other current liabilities due to higher accruals for professional fees, payroll and insurance; $0.4 million increase in accounts payable, mainly a function of the timing of the purchases and capex activity as compared to the three months ended March 31, 2025.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026, was $1.6 million as compared to $11.1 million in net cash provided from investing activities during the three months ended March 31, 2025. The decrease in cash provided from investing activities was primarily attributable to the $15.8 million proceeds received from the sale of certain assets in Arizona during the three months ended March 31, 2025; this was partially offset by $2.7 million in lower capital expenditures for funding cultivation and dispensary projects in Florida, New York and New Jersey as the projects are now near completion; $0.2 million increase from proceeds from the Arizona and Nevada promissory notes; and $0.1 million decrease in other intangible assets expenditures primarily related to software development during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $0.1 million as compared to net cash used in financing activities of $8.3 million for the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, we paid less than $0.1 million on our employees' behalf as part of RSUs issuances. Further, we repaid $0.1 million of debt during the three months ended March 31, 2026 as compared to $8.3 million during the three months ended March 31, 2025.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 5 of the unaudited interim condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investment Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. On February 5, 2025, we entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of March 31, 2026 the outstanding related party portion of the interest payable was $2.2 million (December 31, 2025 - $2.2 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of March 31, 2026, the outstanding related party portion of the interest payable was $0.1 million (December 31, 2025 - $0.1 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Our significant accounting policies and estimates are described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 27, 2026 which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.

There have been no other material changes to our critical accounting policies and estimates from the date upon which we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 with the SEC.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) reviewing relevant Service Organization Control Reports for key third party service providers; (2) performing effective risk assessment and/or monitor internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth in this Item 1 of Part II or in Item 1 of Part I, "Financial Statements Note 10 - Contingencies and Guarantees", or in Item 3 of Part I, "Legal Proceedings", of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

On March 23, 2026, Saloum filed a Partial Motion for Summary Judgment, seeking a declaration that the JV Agreement is binding upon THCWC, iA AZ and the Company (collectively, the "iAnthus Parties") because: (i) the iAnthus Parties ratified the JV Agreement by making payments to Saloum; (ii) the iAnthus Parties assumed the obligations under the JV Agreement in connection with the Company's acquisition of the U.S. operations of MPX Bioceutical Corporation ("MPX Corporation"), which amalgamated into MPX Bioceutical ULC (the "MPX Acquisition"); (iii) the MPX Acquisition was a de-facto merger, meaning MPX Corporation's obligations became the iAnthus Parties'; and (iv) the iAnthus Parties are stopped from denying the enforceability of the JV Agreement because Saloum relied upon the iAnthus Parties' performance. The iAnthus Parties’ filed their response on April 22, 2026. The motion remains pending.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”). You should carefully consider the risks described in our Reports, which could materially affect our business, financial condition or future results. The risks described in our Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected. There following risk factors have been updated since previously disclosed in our Annual Report:

Risks Related to Our Company

We may incur significant tax liabilities under Section 280E of the U.S. Tax Code.

Section 280E of the U.S. Tax Code prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The Internal Revenue Service of the United States (“IRS”) has invoked Section 280E of the U.S. Tax Code in tax audits against various cannabis businesses in the United States that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly and the bulk of operating costs and general administrative costs are not permissible deductions. As a result, with respect to activities relating to marijuana and marijuana products that continue to be scheduled as Schedule I or Schedule II substances, we may have an effective tax rate in the U.S. that is significantly higher than the tax rate typically applicable to U.S. corporations. We have taken a tax position that Section 280E does not preclude us from deducting ordinary and necessary business expenditures on our tax returns.

On April 23, 2026, Acting Attorney General Todd Blanche issued AG Order No. 6754-2026 (the “Rescheduling Order”) which (i)

reclassified marijuana contained in an FDA-approved drug and marijuana products produced by holders of a state medical license that register with the DEA to Schedule III of the CSA, and (ii) directed an administrative hearing on the rescheduling of other marijuana, including marijuana produced in accordance with a state adult-use license, to be conducted from June 29, 2026 to July 15, 2026 (the “June Hearing”). The Reschedule Order was in response to President Trump’s December 2025 Executive Order directing the Department of Justice to, among other things, “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the CSA in the most expeditious manner in accordance with Federal law…” The Rescheduling Order provides that registered state medical license holders will no longer be subject to Section 280E as it relates to medical marijuana. On the same day that the Rescheduling Order was issued, the IRS issued a press release indicating that they plan to issue guidance that addresses the federal tax consequences of the Rescheduling Order. In that press release, the IRS acknowledged that the Rescheduling Order “generally removes section 280E as a bar to claiming deductions and credits for businesses that as a result of the [Rescheduling] Order, no longer traffic in Schedule I or II controlled substances under the CSA.” The IRS further indicated in its press release that the guidance it intends to issue “is expected to clarify the ways in which, for businesses with multiple activities, section 280E applies only to those activities related to trafficking in Schedule 1 or II controlled substances (e.g., by apportioning expenses).” Further, the IRS indicted that its guidance is expected to provide that, “for purposes of section 280E, rescheduling generally will be considered to first apply for a business’s full taxable year that includes the effective date of the [Rescheduling] Order, for the business’s activities that do not involved Schedule 1 or II controlled substances as a result of the [Rescheduling] Order.”

While the Company believes that the Rescheduling Order is a promising and important development, the ultimate impact of the Rescheduling Order remains uncertain and may be impacted by the outcome of the June Hearing, any litigation from opponents of rescheduling, any final IRS guidance, and many other factors or developments.

The Company’s products are not approved by the FDA or any other federal governmental authority.

The Company has medical marijuana licenses in the states of New York, New Jersey, Florida, Maryland, Massachusetts, and Arizona. In states that the Company has medical marijuana licenses, the Company sells medical marijuana pursuant to applicable state laws only; however, compliance with state law does not constitute compliance with the CSA or the FDA, and the FDA has not approved the Company’s products for sale. Following the Rescheduling Order, medical marijuana is currently a Schedule III controlled substance and, subject to the June Hearing, adult-use marijuana is a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety use under medical supervision and a high potential for abuse. Other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), to the Company’s knowledge, the FDA has not approved a marketing application for a cannabis or cannabis-derived products for the treatment of any disease or condition. In addition, the Company can provide no assurance that its products or operations are in compliance with federal regulations, including those enforced by the FDA. Failure to comply with FDA regulations may result in, among other things, warning letters, injunctions, product recalls, product seizures, fines and/or criminal prosecutions. Even though medical marijuana was rescheduled to Schedule III and the Rescheduling Order directed deference to applicable state medical programs, the production, sale and commercialization of marijuana could be regulated by the FDA and the Company may not be compliant with existing FDA laws, rules and regulations, if enforced.

The Company’s investments in the United States are subject to applicable anti-money laundering laws and regulations in the United States and Canada and cannabis businesses have restricted access to banking and other financial services.

All of the Company’s subsidiaries are located in the United States. Therefore, the Company is subject to a variety of laws and regulations in the United States and Canada that involve money laundering, financial recordkeeping and proceeds of crime. Such laws and regulations may include the Bank Secrecy Act, as amended by Title III of the U.S. PATRIOT Act in the United States, and the Proceeds of Crime (Money Laundering) and Terrorist Financing Act, as amended, in Canada. If any of the Company’s investments, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such investments in the United States are found to be in violation of anti-money laundering laws or otherwise, such transactions may be viewed as proceeds of crime, including under one or more of the statutes discussed above. Any property, real or personal and its proceeds, involved in or traceable to such a crime is subject to seizure by, and forfeiture to, governmental authorities. Any such seizure, forfeiture or other action by law enforcement with respect to the Company’s assets could restrict or otherwise jeopardize the Company’s ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada, and could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Although, the FinCEN Memorandum remains intact, it is unclear whether the Trump administration will continue to follow its guidelines, or what may happen under future administrations. The DOJ continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state including states that have in some form legalized the sale of cannabis. Further, the conduct of the DOJ’s enforcement priorities could change for any number of reasons. A change in the DOJ’s priorities could result in the prosecution of banks and financial institutions for crimes that were not previously prosecuted.

The FinCEN Memorandum does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the DOJ, FinCEN or other federal regulators. Thus, most banks and other financial institutions in the United States do not appear comfortable providing banking services to cannabis-related businesses or relying on this guidance given that it has the potential to be amended or revoked by the current or future administrations. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, the Company may have limited or no access to banking or other financial services in the United States. In addition, federal money laundering statutes and Bank Secrecy Act regulations discourage financial institutions from working with any organization that sells a controlled substance, regardless of whether the state it operates in permits cannabis sales. The Company’s inability, or any limitation of the Company’s ability, to open or maintain bank accounts, obtain other banking services and/or accept credit card and debit card payments may make it difficult for the Company to operate and conduct the Company’s business as planned or to operate efficiently.

In the United States, the SAFE Banking Act and SAFER Banking Act are previously proposed pieces of federal legislation that would grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying marijuana business follows state law. The U.S. House of Representatives previously passed the SAFE Banking Act on numerous occasions, and the SAFER Banking Act has passed the Senate Banking Committee, but the U.S. Senate has failed to take up either the SAFE Banking Act or the SAFER Banking Act for a vote. It is unclear whether the SAFE Banking Act or SAFER Banking Act will be reintroduced during the current congressional session, and even if reintroduced there can be no assurance that any such legislation will be passed and enacted into law.

In both Canada and the United States, transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape. Legislative changes could help to reduce or eliminate these challenges for companies in the cannabis space and would improve the efficiency of both significant and minor financial transactions.

Risks Related to Government Regulations

The Company’s business activities and the business activities of the Company’s subsidiaries, while believed to be compliant with applicable U.S. state and local laws, currently may be illegal under U.S. federal law.

While certain states in the U.S. have legalized “medical cannabis,” “adult-use cannabis” or both, under federal law, adult-use cannabis remains illegal as a Schedule I controlled substance, and medical cannabis subject to a state medical license now resides in Schedule III as a controlled substance. As such, subject to the outcome of the June Hearing, cannabis-related business activities, including, without limitation, the cultivation, manufacture, importation, possession, use, or distribution of adult-use cannabis remain illegal under U.S. federal law. In addition, while, following the Rescheduling Order, medical marijuana is now a Schedule III substance, federal regulations and requirements around medical marijuana remain uncertain. Individual state laws also do not always conform to U.S. federal law or the laws of other states, and there are a number of variations among the laws and regulations of the various states in which the Company operates. Although the Company believes its business activities and those of its subsidiaries are compliant with the laws and regulations of the states in which the Company and its subsidiaries operate, strict compliance with state and local laws with respect to cannabis neither absolves the Company of liability under U.S. federal law, nor provides a defense to any proceedings that may be brought against the Company under U.S. federal law. Any proceeding that may be brought against the Company could have a material adverse effect on the Company’s business, financial condition, and results of operations. Violations of any U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions, or settlements, arising from either civil or criminal proceedings brought by either the U.S. federal government or private citizens, including, but not limited to, property or product seizures, disgorgement of profits, cessation of business activities, or divestiture. Such fines, penalties, administrative sanctions, convictions, or settlements could have a material adverse effect on, among other things:

•
the Company’s reputation and the Company’s ability to conduct business;
•
the Company’s ability to obtain and/or maintain cannabis licenses, whether directly or indirectly, in the United States;
•
the listing of the Company’s securities on various stock exchanges;
•
the Company’s financial position, operating results, profitability, or liquidity; and
•
the market price of the Company’s securities.

U.S. State regulation of cannabis is uncertain.

There is no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the U.S. federal government begins to enforce U.S. federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing state laws are repealed or curtailed, the Company’s business or operations in those states, or under those laws, would be materially and adversely affected. Federal actions against any individual or entity engaged in the cannabis industry or a substantial repeal of cannabis-related legislation could adversely affect the Company’s business.

The rulemaking process at the state level that applies to cannabis operators in any state will be ongoing and result in frequent changes. Regulatory compliance and the process of obtaining regulatory approvals can be costly and time-consuming. No assurance can be given that the Company will receive the requisite licenses, permits or cards to continue operating the Company’s businesses. In addition, local laws and ordinances could restrict the Company’s business activity. Land use, zoning, local ordinances and similar laws could be adopted or changed and have a material adverse effect on the Company’s business.

Because cannabis may remain illegal under U.S. federal law, and enforcement of cannabis laws could change, there can be no assurance that the Company’s operations will not be deemed to be criminal in nature and/or subject the Company to substantial civil penalties.

The Company is engaged in both the medical and adult-use marijuana industry in the United States where local state and territory law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state and territory level. Pursuant to the Congressional Research Service, as of March 10, 2026, (i) approximately forty states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands allow the medical use of cannabis products, (ii) approximately eight states allow the for “limited-access medical cannabis”, and (iii) approximately twenty-four states, Guam, the Northern Mariana Islands and the U.S. Virgin Islands have enacted laws allowing the recreational use of marijuana. Notwithstanding the permissive regulatory environment of cannabis at the state and territory level, the Rescheduling Order, and scheduling of the June Hearing, adult-use cannabis continues to be categorized as a Schedule I controlled substance under the CSA and as such, cultivation, distribution, sale and possession of adult-use cannabis violates federal law in the United States. The inconsistency between federal, state and territory laws and regulations is a major risk factor. In addition, while the Rescheduling Order rescheduled medical marijuana to Schedule III and indicated deference to state medical programs, if the federal government, including the FDA, regulates medical marijuana as a Schedule III substance, there may be certain requirements and regulations that the Company will not be able to meet.

Under the current administration, federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws which may be inconsistent with federal prohibitions, though there have been no such prosecutions that the Company is aware of. Nevertheless, there can be no assurance that in the future the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws.

Federal law preempts state law in these circumstances, such that the federal government can assert criminal violations of federal law despite a state’s laws. The level of prosecutions of state-legal cannabis operations is entirely unknown, and the current administration and DOJ have not articulated a policy regarding state-legal adult-use cannabis. Notwithstanding the Rescheduling Order, it is unclear what position Acting Attorney General Todd Blanche will take. If the DOJ sought to aggressively pursue financiers or equity owners of cannabis-related businesses, and U.S. Attorneys followed such Department of Justice policies through pursuing prosecutions of such financiers and equity owners, then the Company could face (i) seizure of cash and other assets used to support, or derived from, the Company’s cannabis subsidiaries, and (ii) the arrest of Company employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting the violation of, as well as conspiring to violate, the CSA.

If the current administration and Attorney General do not adopt a policy incorporating some or all of the policies articulated in the Cole Memorandum, then the DOJ or an aggressive federal prosecutor could allege that the Company “aided and abetted” violations of federal law by providing financing and services to the Company’s operating subsidiaries. Under these circumstances, it is possible that a federal prosecutor could seek to seize Company assets and to recover what could be deemed “illicit profit”. In these circumstances, Company operations may cease, the Company’s shareholders could lose their entire investment and Company directors, officers and/or shareholders could be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities, or divestiture. This could have a material adverse effect on the Company (including directors’ and officers’ reputations and ability to conduct business), Company holdings (directly or indirectly) of medical and adult-use cannabis licenses in the United States, the listing of Company securities on the CSE or OTC Markets, the Company’s capital, financial position, operating results, profitability or liquidity or the market price of the Company’s listed securities.

Overall, an investor’s contribution to and involvement in the Company’s activities may result in federal civil and/or criminal prosecution, including forfeiture of his, her or its entire investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1+*	Employment Agreement, dated April 29, 2026, by and between the Company and Jason Ware

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the interactive Data File as its XBRL tags are embedded within the inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File—the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IANTHUS CAPITAL HOLDINGS, INC.

Date: May 12, 2026	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Jason Ware
Jason Ware
Chief Financial Officer
(Principal Financial and Accounting Officer)