Form 10-Q
period 2026-06-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2026-08-12
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of common shares outstanding as of August 4, 2026 was 6,974,811,082.

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	June 30,	December 31,
	2026	2025
Assets
Cash	$8,038	$11,650
Restricted cash	236	220
Accounts receivable, net of allowance for credit losses of $336 (December 31, 2025 - $657)	5,468	6,430
Prepaid expenses	2,771	3,538
Inventories, net	26,149	22,252
Other current assets	3,768	4,643
Current Assets	46,430	48,733
Investments	942	842
Property, plant and equipment, net	112,813	104,732
Operating lease right-of-use assets, net	30,907	29,436
Other long-term assets	2,629	3,209
Intangible assets, net	63,146	67,476
Goodwill	1,558	1,558
Total Assets	$258,425	$255,986
Liabilities and Shareholders' (Deficit)
Accounts payable	$15,858	$16,267
Accrued and other current liabilities	52,486	45,049
Current portion of long-term debt, net of issuance costs	203,547	—
Current portion of operating lease liabilities	7,269	7,195
Current Liabilities	279,160	68,511
Contingent consideration payable	1,340	2,319
Long-term debt, net of issuance costs	—	193,986
Long-term portion of operating lease liabilities	28,250	26,778
Other non-current liabilities	3,746	2,908
Uncertain tax position liabilities	76,678	64,524
Total Liabilities	$389,174	$359,026
Commitments (Refer to Note 10)
Shareholders' (Deficit)

Common shares - no par value. Authorized - unlimited number. 6,972,552 - issued and outstanding (December 31, 2025 - 6,859,128 - issued and outstanding)	—	—
Additional paid-in capital	1,273,467	1,272,443
Accumulated deficit	(1,404,216)	(1,375,483)
Total Shareholders' (Deficit)	$(130,749)	$(103,040)
Total Liabilities and Shareholders' (Deficit)	$258,425	$255,986

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues, net of discounts	$35,349	$35,185	$68,859	$73,306
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(19,251)	(19,033)	(36,840)	(38,276)
Gross profit	16,098	16,152	32,019	35,030

Operating expenses
Selling, general and administrative expenses	13,561	15,812	27,881	32,630
Depreciation and amortization	4,156	4,080	8,265	8,299
Write-downs, (recoveries) and other charges, net	660	1,630	443	1,481
Total operating expenses	18,377	21,522	36,589	42,410

Loss from operations	(2,279)	(5,370)	(4,570)	(7,380)

Interest and other income (expense)	255	(3,930)	509	12,644
Interest expense	(4,261)	(4,071)	(8,405)	(8,283)
Accretion expense	(1,106)	(1,212)	(2,237)	(2,401)
Losses from changes in fair value of financial instruments	—	(4)	(2)	(8)
Loss before income taxes	(7,391)	(14,587)	(14,705)	(5,428)

Income tax expense	7,033	4,131	14,028	8,140
Net loss	$(14,424)	$(18,718)	$(28,733)	$(13,568)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	6,964,990	6,748,225	6,910,908	6,746,946

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(In thousands of U.S. dollars or shares)

	Three Months Ended June 30, 2026
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – March 31, 2026	6,972,552	$1,272,945	$(1,389,792)	$(116,847)
Share-based compensation	—	522	—	522
Net loss	—	—	(14,424)	(14,424)
Balance – June 30, 2026	6,972,552	$1,273,467	$(1,404,216)	$(130,749)

	Six Months Ended June 30, 2026
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders' (Deficit)
Balance – January 1, 2026	6,859,128	$1,272,443	$(1,375,483)	$(103,040)
Share-based compensation	114,334	1,026	—	1,026
Share settlement for taxes paid related to restricted stock units	(910)	(2)	—	(2)
Net loss	—	—	(28,733)	(28,733)
Balance – June 30, 2026	6,972,552	$1,273,467	$(1,404,216)	$(130,749)

	Three Months Ended June 30, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – March 31, 2025	6,745,694	$1,270,504	$(1,330,130)	$(59,626)
Share-based compensation	213	544	—	544
Share settlement for taxes paid related to restricted stock units	(9,977)	(116)	—	(116)
Net loss	—	—	(18,718)	(18,718)
Balance – June 30, 2025	6,735,930	$1,270,932	$(1,348,848)	$(77,916)

	Six Months Ended June 30, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – January 1, 2025	6,678,395	$1,269,738	$(1,335,280)	$(65,542)
Share-based compensation	26,874	1,065	—	1,065
Share settlement for taxes paid related to restricted stock units	(11,006)	(121)	—	(121)
Shares issued for Cheetah Acquisition (Refer to Note 4)	41,667	250	—	250
Net loss	—	—	(13,568)	(13,568)
Balance – June 30, 2025	6,735,930	$1,270,932	$(1,348,848)	$(77,916)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2026	2025

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(28,733)	$(13,568)
Adjustments to reconcile net loss to net cash provided by operations:
Interest income	(199)	(536)
Interest expense	8,405	8,283
Accretion expense	2,237	2,401
Depreciation and amortization	9,381	9,309
Write-downs, (recoveries) and other charges, net (Refer to Note 13)	443	1,481
Gains from deconsolidation of subsidiaries	—	(12,085)
Inventory reserve	89	(19)
Share-based compensation	1,026	1,065
Losses from changes in fair value of financial instruments	2	8
(Gain)/loss on equity method investments	(102)	12
Remeasurement of contingent consideration	154	—
Change in operating assets and liabilities (Refer to Note 13)	9,072	9,929
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$1,775	$6,280
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,657)	(8,388)
Acquisition of other intangible assets	(121)	(73)
Proceeds from sale of property, plant and equipment	—	2
Cash impact from acquisitions	—	(425)
Proceeds from sale of subsidiaries	—	15,814
Proceeds from notes receivables	720	885
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(5,058)	$7,815
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of debt and professional fee obligations	(311)	(9,134)
Taxes paid related to net share settlement of restricted stock units	(2)	(121)
NET CASH USED IN FINANCING ACTIVITIES	$(313)	$(9,255)

CASH AND RESTRICTED CASH
NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	(3,596)	4,840
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	11,870	19,099
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$8,274	$23,939

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

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026, or any other period.

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

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three and six months ended June 30, 2026, the Company reported net losses of $14.4 million and $28.7 million, respectively. For the six months ended June 30, 2026, the Company generated operating cash inflow of $1.8 million, had a working capital deficiency of $232.7 million, and an accumulated deficit of $1,404.2 million.

As part of management's plans to drive sustainable growth, the Company has completed the divestment of certain assets (See "Item 2. - Dispositions" covered by this interim report on Form 10-Q for additional information) to optimize its portfolio, strengthen its balance sheet and focus on key markets with the greatest growth potential. The Company plans on redirecting resources obtained from these divestments to its growth initiatives in Florida, Maryland, New Jersey, Massachusetts and New York, while still maintaining a retail presence in Arizona with one dispensary in Mesa, Arizona, as well as reduce its outstanding debt obligations.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The Company accounted for this change as a change in accounting estimate in accordance with ASC Topic 250 "Accounting Changes and Error Corrections", and, accordingly, applied it on a prospective basis. This change in estimate did not have any material impact on the Company’s unaudited interim condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. The Company expects this change in accounting estimate to remain immaterial in future periods.

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

Maturities of lease liabilities for operating leases as of June 30, 2026, were as follows:

Operating Leases
2027	$7,269
2028	7,193
2029	7,155
2030	6,797
2031	5,779
Thereafter	47,843
Total lease payments	$82,036
Less: interest expense	(46,517)
Present value of lease liabilities	$35,519
Weighted-average remaining lease term (years)	11.4
Weighted-average discount rate	17%

For the three and six months ended June 30, 2026, the Company recorded operating lease expenses of $1.9 million and $3.8 million, respectively (June 30, 2025 – $1.9 million and $3.8 million, respectively), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three and six months ended June 30, 2026, the Company recorded sublease income of $0.2 million and $0.4 million, respectively (June 30, 2025 – $0.2 million and $0.5 million, respectively), which is included in interest and other income on the unaudited interim condensed consolidated statements of operations.

Operating cash flows from operating leases for the three and six months ended June 30, 2026 were $1.8 million and $3.7 million, respectively (June 30, 2025 - $1.8 million and $3.4 million, respectively).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental balance sheet information related to leases are as follows:

Balance Sheet Information	Classification	June 30, 2026	December 31, 2025
Operating lease right-of-use assets, net	Operating leases	$30,907	$29,436
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,269	$7,195
Long-term portion of operating lease liabilities	Operating leases	28,250	26,778
Total		$35,519	$33,973

Note 3 - Inventories, net

Inventories are comprised of the following items:

	June 30, 2026	December 31, 2025
Supplies	$6,334	$6,249
Raw materials	4,311	3,419
Work in process	5,424	5,515
Finished goods	10,305	7,198
Inventory reserve	(225)	(129)
Total	$26,149	$22,252

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and six months ended June 30, 2026 and 2025, the Company recorded no spoiled inventory as costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

Note 4 - Acquisitions

Cheetah Acquisition

On December 30, 2024, the Company acquired substantially all the assets related to the Cheetah Seller's wholesale business, including the manufacture, marketing, and sale of cannabis distillate vaporizer products in the states of Illinois and Pennsylvania under the "Cheetah" brand (the "Brand"), but excluding certain excluded assets (the "Cheetah Purchased Assets") together with certain assumed liabilities related to the Cheetah Purchased Assets (the "Cheetah Acquisition"). The purchase price (the "Purchase Price") for the Cheetah Purchased Assets was approximately $3.5 million, and included (i) common shares at an aggregate deemed value of approximately $1.5 million, which the Company recorded at a fair value on acquisition of $1.2 million, to be issued in three (3) tranches; (ii) upon the completion of certain performance benchmarks (if the Brand does not meet the performance benchmark by the payment date, such payment date will be delayed until the later of (x) thirty (30) days or (y) until such time the Brand achieves the applicable performance benchmark; provided, the full cash consideration shall not be delayed more than twenty-four (24) months after closing); and (iii) additional consideration based on EBITDA generated by the Brand (the "Earn-Out") over the next three years which is payable annually in cash, with the final payment due on or before April 1, 2028.

On December 17, 2025, the Company entered into an amendment to the Cheetah Purchase Agreement with the Cheetah Seller, pursuant to which: (i) the payment schedule for the 2025 fiscal year Earn-Out (the "2025 Earn-Out") was amended and deferred as follows: (x) 20% of the 2025 Earn-Out was paid on April 15, 2026, (y) 40% of the 2025 Earn-Out is payable on October 15, 2026, and (z) 40% of the 2025 Earn-Out is payable on December 15, 2026 (collectively, the "Deferred Earn-Out Payments"); (ii) the Company agreed to pay the Cheetah Seller interest on the Deferred Earn-Out Payments at a rate of 6% per annum, which interest was paid in advance on April 15, 2026; and (iii) the Company agreed to pay additional consideration based on EBITDA generated by the Brand during the first quarter of 2028, which will be payable on June 15, 2028.

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

Acquisition-related costs are recorded within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations. The Company recorded no acquisition-related costs during the six months ended June 30, 2026 and 2025.

Pro forma financial information is not disclosed as the results are not material to the Company’s consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 5 - Long-Term Debt

The following table summarizes long term debt outstanding as of June 30, 2026:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Total
As of January 1, 2026	$8,359	$127,597	$33,175	$24,855	$193,986
Paid-in-kind interest	—	5,377	1,348	1,078	7,803
Modification of Carrying value	(168)	—	—	—	(168)
Accretion of balance	121	1,568	—	548	2,237
Debt repayment	(311)	—	—	—	(311)
As of June 30, 2026	$8,001	$134,542	$34,523	$26,481	$203,547

As of June 30, 2026, the total and unamortized debt discount costs were $22.0 million and $4.5 million, respectively (December 31, 2025— $21.9 million and $6.5 million, respectively).

As of June 30, 2026, total interest paid on long-term debt was $0.5 million (December 31, 2025 - $1.5 million).

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

On February 2, 2024, in order to facilitate the 2024 NJ Amendment (as defined below), the parties agreed to a short-term extension of the maturity date from February 2, 2024 to February 16, 2024. On February 16, 2024, ICH and INJ entered into another amendment (the "2024 NJ Amendment") to the Senior Secured Bridge Notes. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remained at 12% per annum, but the interest accruing after February 16, 2024 will be payable in quarterly cash payments (the first interest payment being on May 16, 2024). In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of ICH's common shares at a price per share equal to the volume-weighted average trading price of ICH's common shares on the CSE for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, ICH and INJ agreed to utilize twenty-five percent (25%) of Non-Operational Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, "Non-Operational Cash Receipts" means cash ICH received which is not derived from the sale of cannabis products in the ordinary course of business of ICH, whether through retail, wholesale or otherwise. As of June 30, 2026, a total amount of $0.3 million (December 31, 2025 - $7.4 million) has been paid from Non-Operational Receipts.

On February 16, 2026, the Company entered into amending agreements (the "2026 Bridge Notes Amendment") to the senior secured bridge notes (the “Senior Secured Bridge Notes”) originally issued by INJ on February 2, 2021, with the collateral agent and certain holders of the Senior Secured Bridge Notes in the aggregate initial principal amount of $11.0 million and having a maturity date of February 16, 2026. Pursuant to the 2026 Bridge Notes Amendment, the maturity date of the Bridge Notes has been extended from February 16, 2026, to June 24, 2027 in consideration of an amendment fee equal to two percent (2%) of the principal amount of such Senior Secured Bridge Notes as of the date of the 2026 Bridge Notes Amendment, payable on the amended maturity date. As of February 16, 2026, the aggregate principal amount outstanding on the Bridge Notes is approximately $8.4 million.

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

For the three and six months ended June 30, 2026, interest expense of $0.2 million and $0.5 million, respectively (June 30, 2025 - $0.4 million and $0.8 million, respectively), and accretion expense of less than $0.1 million and $0.1 million, respectively (June 30, 2025 - $0.2 million and $0.4 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of June 30, 2026. The Senior Secured Bridge Notes mature on June 24, 2027 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2026, interest expense of $2.7 million and $5.4 million, respectively (June 30, 2025 - $2.6 million and $5.0 million, respectively), and accretion expense of $0.8 million and $1.6 million, respectively (June 30, 2025 - $0.7 million and $1.5 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of June 30, 2026. The June Secured Debentures mature on June 24, 2027 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2026, interest expense of $0.5 million and $1.1 million, respectively (June 30, 2025 - $0.5 million and $1.0 million, respectively), and accretion expense of $0.3 million and $0.5 million, respectively (June 30, 2025 - $0.2 million and $0.5 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of June 30, 2026. The June Unsecured Debentures mature on June 24, 2027 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2026, interest expense of $0.6 million and $1.3 million, respectively (June 30, 2025 — $0.6 million and $1.2 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of June 30,

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

2026. The Additional Secured Debentures mature on June 24, 2027 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the six months ended June 30, 2026:

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
(b)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Common share options	7,877	7,877
Restricted stock units	345,872	381,258
Total	353,749	389,135
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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense is presented within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations. The Company recorded no share-based compensation expense related to stock options for the six months ended June 30, 2026 and 2025.

The following table summarizes certain information in respect of option activity during the period:

	Six Months Ended June 30, 2026			Year Ended December 31, 2025
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	4.53	7,877	$0.05	5.53
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	4.03	7,877	$0.05	4.53

(1)
As of June 30, 2026, 7,877 of the stock options outstanding were exercisable (December 31, 2025 - 7,877).

The Company used the Black-Scholes option pricing model to estimate the fair value of the options at the grant date using the following assumptions:

•
The expected volatility was estimated by using the historical volatility of the Company.
•
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
•
The risk-free rate was based on the United States bond yield rate at the time of grant of the award.
•
Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

There was no stock option activity for the three and six months ended June 30, 2026 and the year ended December 31, 2025.

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

The most recent issuances were on April 25, 2025, where 5,672 RSUs were issued to four officers, September 29, 2025, where 250 RSUs were issued to an employee, December 1, 2025, where 149,332 RSUs were issued to six officers, and on May 15, 2026, where 78,948 RSUs were issued to an officer. The RSUs vest over a period of one to three years. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

During the three and six months ended June 30, 2026, the Company recognized $0.5 million and $1.0 million, respectively, of share-based compensation expense associated with the RSUs (June 30, 2025—$0.6 million and $1.1 million, respectively). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of June 30, 2026, there was approximately $1.0 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.29 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Six Months Ended June 30, 2026		Year Ended December 31, 2025
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	266,924	$0.01	298,877	$0.01
Granted	78,948	—	155,254	0.00
Vested	(4,717)	0.01	(186,757)	0.01
Forfeited	—	—	(450)	0.01
Unvested balance, ending	341,155	$0.01	266,924	$0.01

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Income (loss) before income taxes	$(7,391)	$(14,587)	$(14,705)	$(5,428)
Income tax expense	7,033	4,131	14,028	8,140
Effective tax rate	-95.2%	-28.3%	-95.4%	-150.0%

The Company's effective tax rate differs from the federal statutory rate of 21.0% primarily due to its reserve for uncertain tax positions based on the legal interpretations of IRC Section 280E, and penalties and interest accruing on outstanding tax liabilities.

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

As of June 30, 2026, the Company has $76.7 million of reserves for unrecognized tax positions included as part of long-term liabilities, that, if recognized, would impact the effective tax rate. The reserves were established primarily due to the legal interpretations that challenge the Company's tax liability under IRC Section 280E. The Company has applied the legal interpretation of IRC Section 280E to certain amended returns filed during this fiscal year for the tax years ending December 31, 2020, 2021 and 2022, as well as to future tax filings. The Company had unrecognized tax benefits of $12.2 million for the six months ended June 30, 2026 (June 30, 2025 - $5.9 million). The Company records interest and penalties related to unrecognized tax benefits within the provision for income taxes.

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

Note 8 - Segment Information

At the beginning of the fiscal year 2026, the Company reassessed its reportable segments in accordance with ASC 280, Segment Reporting. Previously, the Company reported its operations under two reportable segments based on geographic regions: Eastern and Western. The Eastern Region included the Company’s operations in Florida, Maryland, Massachusetts, New York, New Jersey, Illinois, and Pennsylvania. The Western Region includes the Company’s operations in Arizona and results from the Nevada business through June 24, 2024 when it was sold and subsequently deconsolidated. Following a review of the Company's operating performance, growth profile, and capital allocation strategy, management determined that the quantitative thresholds under ASC 280-10-50-12 were no longer met under the prior segmentation, and that disaggregating operations based on market maturity and growth profile better reflects how the Chief Operating Decision Maker ("CODM") evaluates performance and allocates resources.

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

The below table presents results by segment for the three and six months ended June 30, 2026 and 2025:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net of discounts
Established Region	$17,398	$17,482	$32,386	$38,092
Emerging Region	17,951	17,703	36,473	35,214
Total	$35,349	$35,185	$68,859	$73,306
Gross profit
Established Region	$8,412	$8,568	$15,921	$19,885
Emerging Region	7,686	7,584	16,098	15,145
Total	$16,098	$16,152	$32,019	$35,030
Operating expenses:
Selling, general and administrative expenses
Established Region	$5,852	$6,705	$11,748	$13,890
Emerging Region	4,221	4,164	8,354	8,631
Other	3,488	4,943	7,779	10,109
Total	$13,561	$15,812	$27,881	$32,630
Depreciation and amortization
Established Region	$2,464	$2,648	$4,981	$5,412
Emerging Region	1,579	1,313	3,059	2,655
Other	113	119	225	232
Total	$4,156	$4,080	$8,265	$8,299
Write-downs, (recoveries) and other charges, net
Established Region	$680	$1,413	$731	$1,354
Emerging Region	(20)	216	(288)	127
Other	—	1	—	—
Total	$660	$1,630	$443	$1,481
Income (loss) from operations
Established Region	$(584)	$(2,198)	$(1,539)	$(771)
Emerging Region	1,906	1,891	4,973	3,732
Other	(3,601)	(5,063)	(8,004)	(10,341)
Total	$(2,279)	$(5,370)	$(4,570)	$(7,380)
Other income (expenses), net
Established Region	$(120)	$568	$(2)	$32,001
Emerging Region	(271)	(63)	(702)	1,172
Other	(5,230)	(9,722)	(9,940)	(31,221)
Total	$(5,620)	$(9,217)	$(10,644)	$1,952
Income tax expense
Established Region	$3,027	$1,326	$5,083	$2,745
Emerging Region	433	226	771	609
Other	3,573	2,579	8,174	4,786
Total	$7,033	$4,131	$14,028	$8,140
Net income (loss)
Established Region	$(3,884)	$(2,956)	$(6,776)	$28,487
Emerging Region	1,500	1,602	3,797	4,295
Other	(12,040)	(17,364)	(25,754)	(46,350)
Total	$(14,424)	$(18,718)	$(28,733)	$(13,568)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental segment disclosures:
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Purchase of property, plant and equipment
Established Region	$594	$2,446	$1,977	$3,740
Emerging Region	7,961	1,160	9,966	4,391
Other	4	6	8	257
Total	$8,559	$3,612	$11,951	$8,388
Purchase of other intangible assets
Established Region	$4	$—	$8	$—
Other	70	(52)	113	73
Total	$74	$(52)	$121	$73

	As of June 30,	As of December 31,
	2026	2025
Assets
Established Region	$156,561	$160,437
Emerging Region	90,778	77,950
Other	11,086	17,599
Total	$258,425	$255,986

Major Customers

Major customers are defined as customers that each individually account for greater than 10.0% of the Company’s annual revenues. For the three and six months ended June 30, 2026 and 2025, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.

Geographic Information

As of June 30, 2026 and 2025, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the three and six months ended June 30, 2026 and 2025, the Company disaggregated its revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net of discounts
iAnthus branded products	$15,569	$16,447	$28,848	$33,961
Third party branded products	11,594	12,230	23,848	28,021
Wholesale/bulk/other products	8,186	6,508	16,163	11,324
Total	$35,349	$35,185	$68,859	$73,306

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of June 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments	$—	$—	$942	$942	$2	$—	$840	$842

Financial liabilities
Contingent consideration payable	$—	$—	$3,354	$3,354	$—	$—	$3,407	$3,407

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2025	$2	$125	$715
Additions	—	—	—
Revaluations	(2)	—	—
Gain on equity method investments	—	—	102
Balance as of June 30, 2026	$—	$125	$817

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial Liabilities

The following table summarizes the changes in the Company's Level 3 financial liabilities:

Financial Liabilities
Contingent Consideration Payable

Balance as of December 31, 2025	$3,407
Consideration paid	(207)
Revaluations	154
Balance as of June 30, 2026	$3,354

As of June 30, 2026, the current portion of the contingent consideration payable is $2.0 million and is presented within accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

The Company’s contingent consideration payable relates to the additional Earn-Out to be paid as part of the Cheetah Acquisition and is categorized as a Level 3 financial instrument within the fair value hierarchy, as specific valuation techniques using unobservable inputs is required. The Company is using a probability-weighted average scenario approach in assigning probabilities across multiple outcomes of the potential EBITDA earned from the Brand which forms the basis of the Earn-Out. These assumptions include financial forecasts, discount rates, and growth expectations. As of June 30, 2026, the discount rate applied was the Company's incremental borrowing rate of 13.9% and growth expectations on potential EBITDA earned from the Brand were in the range of 36% to 89% in 2026, 0% to 20% in 2027, and 0% to 16% for the first quarter of 2028. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value.

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$26,481	$25,710	$24,855	$23,831
June Secured Debentures	169,065	164,585	160,772	154,569
Secured Notes	8,001	7,939	8,359	8,089
Total	$203,547	$198,234	$193,986	$186,489

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the Company’s contractual obligations and commitments as of June 30, 2026:

	2027	2028	2029	2030	2031
Operating leases(1)	$7,269	$7,193	$7,155	$6,797	$5,779
Service and other contracts	5,299	2,118	114	—	—
Current debt	226,105	—	—	—	—
Contingent consideration payable from Cheetah Acquisition	2,014	1,340	—	—	—
Total	$240,687	$10,651	$7,269	$6,797	$5,779

(1) The operating lease commitments presented above reflect contractual obligations within the specified periods. Total future lease payments, including amounts beyond the periods presented, are disclosed in Note 2.

The Company’s commitments include payments to employees, consultants and advisors, as well as leases and construction contracts for offices, dispensaries and cultivation facilities in the U.S. and Canada. The Company has certain operating leases with renewal options extending the initial lease term for an additional one to 15 years.

Sale of Certain Massachusetts Assets

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes (the "MA Notes") as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. Since the MA Closing Date, the Company has not received any of the scheduled payments pursuant to the MA Notes from the MA Buyer. As a result, during the year ended December 31, 2025, the Company recorded credit loss provisions of $1.8 million, which is included within "write-downs, recoveries, and other charges, net" on the consolidated statements of operations. During the three and six months ended June 30, 2026, the Company recorded additional credit loss provisions for the remaining balance of $0.5 million on the MA Notes. Accordingly, as of June 30, 2026, the balance outstanding on the MA Notes was $Nil (December 31, 2025 - $0.5 million).

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

The NV Closing was subject to, among other customary conditions, receipt of approval of the Nevada Cannabis Compliance Board (the "NV CCB"). On March 20, 2025, the Company received approval from the NV CCB for the NV Purchase Agreement and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, the Company received $3.5 million in cash of the Purchase Price, while the remainder is paid through quarterly repayments by way of a promissory note (the "NV Note") issued by the NV Buyer, in respect of which quarterly repayments commenced in September 2025. As of June 30, 2026, the balance outstanding on the NV Note including accrued interest was $1.6 million (December 31, 2025 - $2.2 million), of which, $0.8 million is classified within "other current assets" on the unaudited interim condensed consolidated balance sheets.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

In October 2018, Craig Roberts and Beverly Roberts (the “Roberts”) and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (the “Roberts Trust” and together with the Roberts, the “Roberts Plaintiffs”) filed two separate but similar declaratory judgment actions in the Circuit Court of Palm Beach County, Florida against GrowHealthy Holdings, LLC (“GrowHealthy Holdings”) and the Company in connection with the acquisition of substantially all of GrowHealthy Holdings’ assets by the Company in early 2018. The Roberts Plaintiffs sought a declaration that the Company must deliver certain share certificates to the Roberts without requiring them to deliver a signed Shareholder Representative Agreement to GrowHealthy Holdings, which delivery was a condition precedent to receiving the Company share certificates and required by the acquisition agreements between GrowHealthy Holdings and the Company. In January 2019, the Circuit Court of Palm Beach County denied the Roberts Plaintiffs’ motion for injunctive relief, and the Roberts Plaintiffs signed and delivered the Shareholder Representative Agreement forms to GrowHealthy Holdings while reserving their rights to continue challenging the validity and enforceability of the Shareholder Representative Agreement. The Roberts Plaintiffs thereafter amended their complaints to seek monetary damages in the aggregate amount of $22.0 million plus treble damages. On May 21, 2019, the court issued an interlocutory order directing the Company to deliver the share certificates to the Roberts Plaintiffs, which the Company delivered on June 17, 2019, in accordance with the court’s order. On December 19, 2019, the Company appealed the court’s order directing delivery of the share certificates to the Florida Fourth District Court of Appeal, which appeal was denied per curiam. On October 21, 2019, the Roberts Plaintiffs were granted leave by the Circuit Court of Palm Beach County to amend their complaints in order to add purported claims for civil theft and punitive damages, and on November 22, 2019, the Company moved to dismiss the Roberts Plaintiffs’ amended complaints. On May 1, 2020, the Circuit Court of Palm Beach County heard arguments on the motions to dismiss, and on June 11, 2020, the court issued a written order granting in part and denying in part the Company’s motion to dismiss. Specifically, the order denied the Company’s motion to dismiss for lack of jurisdiction and improper venue; however, the court granted the Company’s motion to dismiss the Roberts Plaintiffs’ claims for specific performance, conversion and civil theft without prejudice. With respect to the claim for conversion and civil theft, the Circuit Court of Palm Beach County provided the Roberts Plaintiffs with leave to amend their respective complaints. On July 10, 2020, the Roberts Plaintiffs filed further amended complaints in each action against the Company including claims for conversion, breach of contract and civil theft including damages in the aggregate amount of $22.0 million plus treble damages, and on August 13, 2020, the Company filed a consolidated motion to dismiss such amended complaints. On October 26, 2020, Circuit Court of Palm Beach County heard argument on the consolidated motion to dismiss, denied the motion and entered an order to that effect on October 28, 2020. Answers on both actions were filed on November 20, 2020 and the parties commenced discovery. On September 9, 2021, the Roberts Plaintiffs filed a motion to consolidate the two separate actions, which motion was granted on October 14, 2021. On August 6, 2020, the Roberts filed a lawsuit against Randy Maslow, the Company’s now former Interim Chief Executive Officer, President, and director, in his individual capacity (the “Maslow Complaint”), alleging a single count of purported conversion. The Maslow Complaint was not served on Randy Maslow until November 25, 2021, and the allegations in the Maslow Complaint are substantially similar to those allegations for purported conversion in the complaints filed against the Company. On March 28, 2022, the court consolidated the action filed against Randy Maslow with the Roberts Plaintiffs’ action for discovery and trial purposes. As a result, the court vacated the matter’s initial trial date of May 9, 2022 and the case has not been reset for trial yet. On April 22, 2022, the parties attended a court required mediation, which was unsuccessful. On May 6, 2022, the Circuit Court of Palm Beach County granted Randy Maslow’s motion to dismiss the Maslow Complaint. On May 19, 2022, the Roberts filed a second amended complaint against Mr. Maslow (“Amended Maslow Complaint”). On June 3, 2022, Mr. Maslow filed a motion to dismiss the Amended Maslow Complaint, which was denied on September 9, 2022. On April 12, 2023, the Circuit Court of Palm Beach County initially set this matter for a jury trial to occur sometime between June 5, 2023 and August 11, 2023, but the court rescheduled the jury trial and did not set a new trial date. On April 14, 2023, the Roberts Plaintiffs filed a partial Motion for Summary Judgment on liability for the Roberts Plaintiffs' claims for breach of contract and the Company filed a competing Motion for Summary Judgment on all claims against the Company. On April 21, 2023, Mr. Maslow also filed a Motion for Summary Judgment. On February 27, 2024, the Roberts Plaintiffs filed a Notice for Jury Trial with the Circuit Court of Palm Beach County, notifying the court that the matter was ready to be set for trial. As of the date hereof, the court still has not set a new trial date. On April 19, 2024, the Roberts Plaintiffs filed a Motion for Speedy Trial due to the ages and health of the Roberts Plaintiffs. On May 14, 2024, the court issued a scheduling order that, among other things, set this matter for a jury trial to occur sometime between October 21, 2024 and December 27, 2024; however, due to competing schedules of the parties, the court elected to specially set the trial. On October 15, 2024, the court issued an order specially setting the trial to begin on January 14, 2025; however, the court has vacated this trial date. On December 13, 2024, the court denied each of the parties' respective Motions for Summary Judgment. Further, the parties have been ordered by the court to attend mediation, which occurred on March 7, 2025 and was ultimately unsuccessful. On March 21, 2025, the court issued an order specially setting the trial to begin on April 8, 2025 and on the same day, the Company filed an objection to the order on the basis that that it was not timely issued. Also on March 21, 2025, the court scheduled a case management conference for March 28, 2025 and referred this matter to non-binding arbitration beginning on April 8, 2025. The parties attended non-binding arbitration on April 15, 2025, the results of which are confidential. On March 31, 2025, the court issued an order specially setting the trial to begin on June 17, 2025. On June 15, 2025, the parties executed a settlement agreement (the "Roberts Settlement Agreement"), pursuant to which, the Company agreed to pay the Roberts Plaintiffs a total sum of $5.5 million, payable as follows: (i) $1,250,000 within five (5) business days of executing the Roberts Settlement Agreement; (ii) $150,000 on January 5, 2026; and (iii) starting January 5, 2026, $4,100,000 in equal monthly installments over thirty-six (36) months, bearing a simple interest

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

rate of 6% per year. On June 16, 2025, the parties filed a Joint Stipulation to Dismiss this matter with prejudice, which was approved by the court on June 17, 2025.

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

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iA AZ”), claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. On April 25, 2023, the parties attended a mediation, which was unsuccessful. The parties are currently engaging in discovery. On March 23, 2026, Saloum filed a Partial Motion for Summary Judgment, seeking a declaration that the JV Agreement is binding upon THCWC, iA AZ and the Company (collectively, the "iAnthus Parties") because: (i) the iAnthus Parties ratified the JV Agreement by making payments to Saloum; (ii) the iAnthus Parties assumed the obligations under the JV Agreement in connection with the MPX Acquisition; (iii) the MPX Acquisition was a de-facto merger, meaning MPX Corporation's obligations became the iAnthus Parties'; and (iv) the iAnthus Parties are stopped from denying the enforceability of the JV Agreement because Saloum relied upon the iAnthus Parties' performance. The iAnthus Parties’ filed its response on April 22, 2026. Oral argument for Salaoum's Partial Motion for Summary Judgment was held on June 23, 2026, and the motion remains pending.

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

Note 12 - Related Party Transactions

	June 30,	December 31,
	2026	2025
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	197,308	—
Long-term debt, net of issuance costs (1)	—	188,088
Accrued and other current liabilities	4,279	4,032
Total	$201,587	$192,120

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pursuant to the terms of the Secured DPA, the Company has a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full.

On February 5, 2025, the Company entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of June 30, 2026, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2025 – $2.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of June 30, 2026 the outstanding related party portion of the interest payable was $0.1 million (December 31, 2025 - $0.1 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Six Months Ended June 30,
	2026	2025
Income taxes (including interest and penalties)	$2,365	$4,551
Interest	502	865

(b) Changes in operating assets and liabilities are comprised of the following:

	Six Months Ended June 30,
	2026	2025
Decrease (increase) in:
Accounts receivables, net	$969	$5,664
Prepaid expenses	767	(168)
Inventories, net	(3,986)	(4,115)
Other current assets	244	(1,221)
Other long-term assets	245	1,260
Operating leases	(991)	(810)
(Decrease) increase in:
Accounts payable	(6,962)	2,067
Accrued and other current liabilities	5,820	(2,384)
Other non-current liabilities	813	3,689
Uncertain tax position liabilities	12,154	5,947
	$9,072	$9,929

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(c) Depreciation and amortization are comprised of the following:

	Six Months Ended June 30,
	2026	2025
Property, plant and equipment	$3,813	$3,498
Operating lease ROU assets	1,116	1,010
Intangible assets	4,452	4,801
	$9,381	$9,309

(d) Write-downs, (recoveries), and other charges, net are comprised of the following:

	Six Months Ended June 30,
	2026	2025

Accounts receivable	$(7)	$112
Notes receivable	500	1,362
Operating lease ROU assets	(50)	—
Property, plant and equipment	—	7
	$443	$1,481

(e) Significant non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2026	2025
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$7,803	$7,201
Non-cash issuance of shares for the Cheetah Acquisition	—	250

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of June 30, 2026, the Company held $0.2 million as restricted cash (December 31, 2025— $0.2 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	June 30, 2026	December 31, 2025
Cash	$8,038	$11,650
Restricted cash	236	220
Total cash and restricted cash presented in the statements of cash flows	$8,274	$11,870

Note 14 - Subsequent Events

Legal Proceedings

Please refer to Note 11 for further discussion.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Revolving Line of Credit

On August 12, 2026, the Company entered into a credit agreement (the "Credit Agreement") with affiliates of Gotham Green Partners, LLC (collectively, the "Lender"), pursuant to which the Lender made available to the Company a revolving line of credit in an aggregate principal amount of up to $2.5 million (the "Revolving Credit Line"). The Company may borrow, repay and re-borrow amounts under the Revolving Credit Line during the term of the facility. Outstanding borrowings bear simple interest at 12.0% per annum, and all outstanding principal and accrued and unpaid interest are due and payable on June 27, 2027, or such earlier date as the Company's obligations under the Credit Agreement become due and payable.

As of the date of issuance of these unaudited interim condensed consolidated financial statements, no amounts have been drawn under the Revolving Credit Line.

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

Through our subsidiaries, we own and/or operate as of June 30, 2026, 41 dispensaries and six cultivation and/or processing facilities in seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate an uncapped number of dispensary licenses in Florida, and up to ten cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in eight U.S. states, all subject to the necessary regulatory approvals.

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

Recent Developments

Rescheduling Order

On April 23, 2026, the Department of Justice issued AG Order No. 6754-2026 (the "Rescheduling Order"), which places Food and Drug Administration approved marijuana products and state-regulated medical marijuana products in Schedule III of the Controlled Substances Act ("CSA"). The Rescheduling Order also provides state-licensed medical marijuana businesses with an expedited review process for registration with the U.S. Drug Enforcement Administration (the "DEA"). We submitted applications for DEA registration in Florida, New Jersey, New York, Maryland, Massachusetts and Arizona for our medical operations. These applications remain under review by the DEA.

Revolving Line of Credit

On August 12, 2026, we entered into a credit agreement (the "Credit Agreement") with affiliates of Gotham Green Partners, LLC (collectively, the "Lender"), pursuant to which the Lender made available to us a revolving line of credit in an aggregate principal amount of up to $2.5 million (the "Revolving Credit Line"). We may borrow, repay and re-borrow amounts under the Revolving Credit Line during the term of the facility. Outstanding borrowings bear simple interest at 12.0% per annum, and all outstanding principal and accrued and unpaid interest are due and payable on June 27, 2027, or such earlier date as our obligations under the Credit Agreement become due and payable. We intend to use proceeds for general working capital and to pursue business opportunities in New York and Florida, including facility upgrades and operational expenses.

As of the date of issuance of these unaudited interim condensed consolidated financial statements, no amounts have been drawn under the Revolving Credit Line.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Revenues and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2026	2025	2026	2025
Revenues
Established Region	$17,398	$17,482	$32,386	$38,092
Emerging Region	17,951	17,703	36,473	35,214
Total revenues	$35,349	$35,185	$68,859	$73,306

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Established Region	$(8,986)	$(8,915)	$(16,465)	$(18,207)
Emerging Region	(10,265)	(10,119)	(20,375)	(20,069)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(19,251)	$(19,033)	$(36,840)	$(38,276)

Gross profit
Established Region	$8,412	$8,568	$15,921	$19,885
Emerging Region	7,686	7,584	16,098	15,145
Total gross profit	$16,098	$16,152	$32,019	$35,030

As of the start of the 2026 fiscal year, we reassessed our reportable segments in accordance with ASC 280, Segment Reporting. Previously, we reported operations under two reportable segments based on geographic regions: Eastern and Western. Following a review of our operating performance, growth profile, and capital allocation strategy, we determined that the quantitative thresholds under ASC 280-10-50-12 were no longer met under the prior segmentation, and that disaggregating operations based on market maturity and growth profile better reflects how the Chief Operating Decision Maker ("CODM") evaluates performance and allocates resources.

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

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2026	2025	2026	2025

Total operating expenses	$18,377	$21,522	$36,589	$42,410
Total other income and expenses	(5,112)	(9,217)	(10,135)	1,952
Income tax expense	7,033	4,131	14,028	8,140

Selling, General and Administrative Expenses Details

	Three Months Ended June 30,		Six Months Ended June 30,
(in ’000s of U.S. dollars)	2026	2025	2026	2025

Salaries and employee benefits	$7,310	$7,118	$15,051	$14,877
Severance	17	41	33	41
Share-based compensation	522	544	1,026	1,065
Legal and other professional fees	919	1,832	2,069	4,233
Facility, insurance and technology costs	2,755	3,200	5,606	6,386
Marketing expenses	446	1,237	968	2,382
Travel and pursuit costs	346	444	639	864
Amortization on right-of-use assets	551	520	1,116	1,010
Other general corporate expenditures	695	876	1,375	1,772
Total	$13,561	$15,812	$27,881	$32,630

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

Established region

For the three months ended June 30, 2026, our sales revenues in the established region were $17.4 million as compared to $17.5 million for the three months ended June 30, 2025, which represents a marginal decrease of 0.5%. The main drivers for the decrease in revenues are from: $0.5 million decline in Arizona, attributed to lower transaction volumes, and a $0.2 million decrease in Florida due to continued competitive pressures which led to price compression and lower sales volume during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This was offset by a $0.6 million increase in Massachusetts from higher transaction volumes and lower discounts during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

For the three months ended June 30, 2026, gross profit was $8.4 million, or 48.4% of sales revenues, as compared to a gross profit of $8.6 million, or 49.0% of sales revenues, for the three months ended June 30, 2025. The decrease is primarily attributable to a $0.5 million decrease in gross profit in Florida due to increased competitive pressures which led to price compression, and increased sales discounts during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. In addition, gross profit decreased by $0.2 million in Arizona during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, from lower sales volume. This was partially offset by increased gross profit in Massachusetts by $0.6 million due to lower discounts offered on sales and from increased efficiency in reducing costs and improving output within the cultivation and production processes during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

During the three months ended June 30, 2026, approximately 12,110 pounds of plant material was harvested in the established region as compared to approximately 7,580 pounds harvested during the three months ended June 30, 2025. The increase in harvested plant material is primarily attributable to the timing of harvests in Florida and Massachusetts during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Emerging region

For the three months ended June 30, 2026, our sales revenues in the emerging region were $18.0 million as compared to $17.7 million for the three months ended June 30, 2025, which represents an increase of 1.4%. The increase in sales revenues is attributed to higher revenues in New Jersey by $0.8 million from the continued expansion of the wholesale program in the state during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This was partially offset by a $0.2 million decrease in retail revenue in New York, and a $0.3 million decrease from our Cheetah brand in Illinois and Pennsylvania due to lower wholesale volumes during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

For the three months ended June 30, 2026, gross profit was $7.7 million, or 42.8% of sales revenues, as compared to a gross profit of $7.6 million, or 42.8% of sales revenues, for the three months ended June 30, 2025. The higher gross profit was driven by $0.5 million increase in Maryland, from increased transaction volumes and lower discounts offered during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This was partially offset by a $0.3 million decrease from Illinois and Pennsylvania from lower sales volume and increase in credits during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

During the three months ended June 30, 2026, approximately 2,220 pounds of plant material was harvested in the emerging region as compared to approximately 1,730 pounds harvested during the three months ended June 30, 2025. The increase is attributed to higher volumes cultivated in New Jersey during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Total operating expenses

For the three months ended June 30, 2026, our total operating expenses were $18.4 million as compared to $21.5 million for the three months ended June 30, 2025, which represents a decrease of 14.6%.

The decrease in total operating expenses resulted from a decrease of $2.3 million in our selling, general, and administrative expenses which is attributable to: $1.7 million decrease of legal, marketing and other professional fees during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, attributed to decreased advertising and promotional events, and as the prior year period included increased legal fees from a divestiture transaction; $0.4 million decrease in facility, insurance and technology costs during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, mainly from lower software and security charges; and a $0.2 million decrease in general corporate expenditures during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was partially offset by a $0.2 million increase in our salaries, severance and employee expenses from higher emoluments during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

In addition, the decrease in total operating expenses was attributable to a $1.0 million decrease in write-downs and other charges, attributed to $0.5 million credit loss provisions on the outstanding balance of the MA Notes during the three months ended June 30, 2026, as compared to $1.5 million in credit loss provisions on the MA notes during the three months ended June 30, 2025.

The increase in total operating expenses was partially offset by a $0.1 million increase in our depreciation and amortization expenses during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. We had a higher depreciable fixed asset base as new dispensaries and production facilities have become operational in 2026, compared to 2025.

Total other income and expenses

For the three months ended June 30, 2026, our total other expenses were $5.1 million as compared to total other expenses of $9.2 million for the three months ended June 30, 2025, which represents a decrease of 44.5%.

The decrease in total other expenses during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 is mainly attributable to: a $4.2 million increase in other income, as the three months ended June 30, 2025 included $5.2 million in legal settlement expenditures, offset by a $0.5 million increase in employee retention tax credit refunds, a $0.5 million increase in interest income earned from the promissory notes recognized following the AZ Transaction; and lower accretion expenses of $0.1 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

In addition, total other expenses increased by $0.2 million from higher interest expense charged as the principal balance on the Senior Secured Bridge Notes, following the capitalization of outstanding interests during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Income tax expense

For the three months ended June 30, 2026, our income tax expense was $7.0 million as compared to $4.1 million for the three months ended June 30, 2025, which represents an increase of 70.2%. The increase in income tax expense is attributable to certain non-deductible items and mix of our pre-tax income across various jurisdictions, impacting our effective tax rate during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

Established region

For the six months ended June 30, 2026, our sales revenues in the established region were $32.4 million as compared to $38.1 million for the six months ended June 30, 2025, which represents a decrease of 15.0%. The main driver for the decrease in revenues was from: a $3.7 million decline in Arizona, attributed to the deconsolidation of three dispensaries and two facility sites following the sale which closed as of February 10, 2025, and a $2.9 million decrease in Florida due to continued competitive pressures which led to price compression and lower sales volume during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This was partially offset by a $0.9 million increase in revenue in Massachusetts from higher transaction volumes and lower discounts during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

For the six months ended June 30, 2026, gross profit was $15.9 million, or 49.2% of sales revenues, as compared to a gross profit of $19.9 million, or 52.2% of sales revenues, for the six months ended June 30, 2025. Gross profit decreased by $4.7 million in Florida due to increased competitive pressures which led to price compression, and increased sales discounts during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. In addition, gross profit decreased by $1.5 million in Arizona during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was partially offset by increased gross profit in Massachusetts by $2.3 million due to an increase in retail sales volumes, and operational efficiencies from increased production and harvest outputs resulting in lower inventory costs during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

During the six months ended June 30, 2026, approximately 18,910 pounds of plant material was harvested in the established region as compared to approximately 16,980 pounds harvested during the six months ended June 30, 2025. The increase in harvested plant material is primarily attributed to higher harvested volumes in Florida and Massachusetts during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Emerging region

For the six months ended June 30, 2026, our sales revenues in the emerging region were $36.5 million as compared to $35.2 million for the six months ended June 30, 2025, which represents an increase of 3.6%. The increase in revenues in the emerging region is attributed to higher revenues in New Jersey by $1.2 million, and in Maryland by $0.9 million from the continued expansion of the wholesale programs in both states during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

For the six months ended June 30, 2026, gross profit was $16.1 million, or 44.1% of sales revenues, as compared to a gross profit of $15.1 million, or 43.0% of sales revenues, for the six months ended June 30, 2025. The higher gross profit is attributable to a $1.6 million increase in Maryland from increased sales under toll processing arrangements which yields higher margins during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This was partially offset by $0.3 million decrease from Illinois and Pennsylvania from lower wholesale volumes and increases in sales discounts, and a $0.2 million decrease in gross profit in New Jersey from unfavorable sales mix as we sold more bulk materials during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

During the six months ended June 30, 2026, approximately 3,930 pounds of plant material was harvested in the emerging region as compared to approximately 3,750 pounds harvested during the six months ended June 30, 2025. The increase is attributed to higher volumes cultivated in New Jersey during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Total operating expenses

For the six months ended June 30, 2026, our total operating expenses were $36.6 million as compared to $42.4 million for the six months ended June 30, 2025, which represents a decrease of 13.7%.

The decrease in total operating expenses resulted from a $4.7 million reduction in our selling, general, and administrative expenses which is attributable to: $3.6 million decrease in legal, marketing and other professional fees during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, attributed to decreased advertising and promotional events, and as the prior year period included increased legal fees from a divestiture transaction; $0.8 million decrease in facility, insurance and technology costs during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, mainly from lower software and security charges; $0.6 million decrease in travel and other general corporate expenditures during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This was partially offset by a $0.9 million increase in our salaries, severance and employee expenses from higher emoluments and timing of payments during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

In addition, the decrease in total operating expenses was attributable to a $1.0 million decrease in write-downs and other charges, attributed to: a $0.7 million write-offs, including the outstanding balance on the MA Notes of $0.5 million, and an associated $0.2 million sublease receivable, partially offset by a $0.2 million decrease in credit loss provisions during the six months ended June 30, 2026. This compares to a $1.5 million write-off on the MA Notes, and $0.1 million in credit loss provisions during the six months ended June 30, 2025.

Depreciation and amortization expenses remained unchanged at $8.3 million during the six months ended June 30, 2026 and 2025.

Total other income and expenses

For the six months ended June 30, 2026, our total other expenses were $10.1 million as compared to total other income of $2.0 million for the six months ended June 30, 2025, which represents a decrease of 619.1%.

The decrease in total other expenses during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 is mainly attributable to a $12.1 million decrease in other income, resulting from: a $6.3 million gain on the AZ Transaction; $3.6 million from employee tax credit refunds received; $1.0 million in deferred professional fees forgiveness; and $0.5 million in interest income earned from the promissory notes recognized from the AZ Transaction during the six months ended June 30, 2025. In addition, $0.5 million was incurred in exit charges on termination of a lease; and $0.2 million from considerations paid relating to the acquisition of certain Cheetah assets during the six months ended June 30, 2026.

Accretion expenses decreased by $0.2 million during the six months ended June 30, 2026, partially offset by $0.1 million increase in interest expense charged as the principal balance on the Senior Secured Bridge Notes during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Income tax expense

For the six months ended June 30, 2026, our income tax expense was $14.0 million as compared to $8.1 million for the six months ended June 30, 2025, which represents an increase of 72.3%. The increase in income tax expense is attributable to certain non-deductible items and the mix of pre-tax income across various jurisdictions, impacting our effective tax rate during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we held unrestricted cash of $8.0 million (December 31, 2025—$11.6 million), an accumulated deficit of $1,404.2 million (December 31, 2025—$1,375.5 million) and a working capital deficit of $232.7 million (December 31, 2025—$19.8 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations. We expect to finance our upcoming capital plans through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

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

Cash Flow for the Six Months Ended June 30, 2026, as Compared to the Six Months Ended June 30, 2025

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the six months ended June 30, 2026 was $1.8 million as compared to $6.3 million for the six months ended June 30, 2025. The decrease in our net cash provided from operating activities during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was due primarily to the following: our net loss of $28.7 million, adjusted for $9.4 million of depreciation and amortization expense; $8.4 million in interest expense; $1.0 million in share-based compensation expense; $2.2 million of accretion expense; $0.4 million in write-downs and other charges, from credit loss provisions; $0.2 million in interest income; $0.1 million gain on our equity method investment; and $9.1 million from changes in operating assets and liabilities items during the six months ended June 30, 2026.

Changes in other operating assets for the six months ended June 30, 2026 include a marginal decrease in cash from inventory of $0.1 million due to the timing of sales and purchases during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, an increase from accounts receivable of $4.7 million from higher wholesale sales and the timing of collections during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, and a decrease in cash from prepaid expenses of $0.9 million during the six months ended June 30, 2026, mainly relating to timing of renewals and amortization of insurance and rent, as compared to the six months ended June 30, 2025.

Changes in other operating liabilities for the six months ended June 30, 2026 include an increase in uncertain tax position liabilities of $6.2 million due to accrued income taxes being recognized as an uncertain tax position during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, an increase in accrued and other current liabilities of $8.2 million, mainly related to capex activities, $2.3 million of accrued current contingent consideration payable, and a decrease in accounts payable of $9.0 million, related to the timing of purchases and accruals for professional fees, payroll and insurance, as compared to the six months ended June 30, 2025.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $5.1 million as compared to $7.8 million in net cash provided by investing activities during the six months ended June 30, 2025. The decrease in cash from investing activities was primarily attributable to the $15.8 million proceeds received from the sale of certain assets in Arizona during the six months ended June 30, 2025; and $0.2 million decrease in payments received from the Nevada promissory notes. This was partially offset by $2.7 million in lower capital expenditures for funding cultivation and dispensary projects in Florida, New York and Maryland; $0.4 million decrease in consideration payments related to the acquisition of certain Cheetah assets; and less than $0.1 million decrease during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $0.3 million as compared to net cash used in financing activities of $9.3 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, we paid less than $0.1 million on our employees' behalf as part of RSUs issuances, as compared to $0.1 million during the six months ended June 30, 2025. Further, we repaid $0.3 million of debt during the six months ended June 30, 2026, as compared to $9.1 million during the six months ended June 30, 2025.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 5 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Pursuant to the terms of the Secured DPA, we have a related party payable of $6.3 million due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. On February 5, 2025, we entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of June 30, 2026, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2025 – $2.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of June 30, 2026 the outstanding related party portion of the interest payable was $0.1 million (December 31, 2025 - $0.1 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) reviewing relevant Service Organization Control Reports for key third party service providers; (2) performing effective risk assessment and/or monitor internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth in this Item 1 of Part II or in Item 1 of Part I, "Financial Statements Note 11 - Contingencies and Guarantees", or in Item 3 of Part I, "Legal Proceedings", of our Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report"), we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. The following is an update to the status of previously disclosed matters as of June 30, 2026:

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

On March 23, 2026, Saloum filed a Partial Motion for Summary Judgment, seeking a declaration that the JV Agreement is binding upon THCWC, iA AZ and the Company (collectively, the "iAnthus Parties") because: (i) the iAnthus Parties ratified the JV Agreement by making payments to Saloum; (ii) the iAnthus Parties assumed the obligations under the JV Agreement in connection with the Company's acquisition of the U.S. operations of MPX Bioceutical Corporation ("MPX Corporation"), which amalgamated into MPX Bioceutical ULC (the "MPX Acquisition"); (iii) the MPX Acquisition was a de-facto merger, meaning MPX Corporation's obligations became the iAnthus Parties'; and (iv) the iAnthus Parties are stopped from denying the enforceability of the JV Agreement because Saloum relied upon the iAnthus Parties' performance. The iAnthus Parties’ filed their response on April 22, 2026. Oral argument for Salaoum's Partial Motion for Summary Judgment was held on June 23, 2026, and the motion remains pending.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report. There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Reports, which could materially affect our business, financial condition or future results. The risks described in our Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

IANTHUS CAPITAL HOLDINGS, INC.

Date: August 12, 2026	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Jason Ware
Jason Ware
Chief Financial Officer
(Principal Financial and Accounting Officer)