Form 10-Q
period 2026-09-30
iANTHUS CAPITAL HOLDINGS, INC.
filed 2026-11-12
CIK 1643154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of November 3, 2026 was 6,975,422,140.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Interim Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	4

	Unaudited Interim Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025	5

	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025	6

	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	7

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION		46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosure	47

Item 5.	Other Information	48

Item 6.	Exhibits	49

	Signatures	50

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

ITEM 1. FINANCIAL STATEMENTS

iANTHUS CAPITAL HOLDINGS, INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars or shares)

	September 30,	December 31,
	2026 (Unaudited)	2025 (Audited)
Assets
Cash	$6,629	$11,650
Restricted cash	172	220
Accounts receivable, net of allowance for credit losses of $532 (December 31, 2025 - $657)	6,577	6,430
Prepaid expenses	4,863	3,538
Inventories, net	28,692	22,252
Other current assets	2,609	4,643
Current Assets	49,542	48,733
Investments	1,011	842
Property, plant and equipment, net	111,817	104,732
Operating lease right-of-use assets, net	30,502	29,436
Other long-term assets	2,427	3,209
Intangible assets, net	60,769	67,476
Goodwill	1,558	1,558
Total Assets	$257,626	$255,986
Liabilities and Shareholders' (Deficit)
Accounts payable	$17,497	$16,267
Accrued and other current liabilities	53,239	45,049
Current portion of long-term debt, net of issuance costs	208,702	—
Current portion of operating lease liabilities	7,284	7,195
Current Liabilities	286,722	68,511
Contingent consideration payable	1,125	2,319
Long-term debt, net of issuance costs	—	193,986
Long-term portion of operating lease liabilities	27,918	26,778
Other non-current liabilities	2,657	2,908
Uncertain tax position liabilities	82,724	64,524
Total Liabilities	$401,146	$359,026
Commitments and contingencies (Refer to Notes 10 and 11)
Shareholders' (Deficit)

Common shares - no par value. Authorized - unlimited number. 6,974,812 - issued and outstanding (December 31, 2025 - 6,859,128 - issued and outstanding)	—	—
Additional paid-in capital	1,273,893	1,272,443
Accumulated deficit	(1,417,413)	(1,375,483)
Total Shareholders' (Deficit)	$(143,520)	$(103,040)
Total Liabilities and Shareholders' (Deficit)	$257,626	$255,986

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues, net of discounts	$38,367	$35,389	$107,226	$108,695
Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense shown separately below)	(21,695)	(19,807)	(58,535)	(58,083)
Gross profit	16,672	15,582	48,691	50,612

Operating expenses
Selling, general and administrative expenses	13,107	15,031	40,988	47,661
Depreciation and amortization	5,011	4,110	13,276	12,409
Write-downs, and other charges, net	183	686	626	2,167
Total operating expenses	18,301	19,827	54,890	62,237

Loss from operations	(1,629)	(4,245)	(6,199)	(11,625)

Interest and other income	990	554	1,499	13,198
Interest expense	(4,405)	(4,145)	(12,810)	(12,428)
Accretion expense	(1,139)	(1,237)	(3,376)	(3,638)
Losses from changes in fair value of financial instruments	—	—	(2)	(8)
Loss before income taxes	(6,183)	(9,073)	(20,888)	(14,501)

Income tax expense	7,014	3,472	21,042	11,612
Net loss	$(13,197)	$(12,545)	$(41,930)	$(26,113)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	6,967,078	6,753,399	6,894,475	6,703,173

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

(In thousands of U.S. dollars or shares)

	Three Months Ended September 30, 2026
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – June 30, 2026	6,972,552	$1,273,467	$(1,404,216)	$(130,749)
Share-based compensation	4,717	434	—	434
Share settlement for taxes paid related to restricted stock units	(2,457)	(8)	—	(8)
Net loss	—	—	(13,197)	(13,197)
Balance – September 30, 2026	6,974,812	$1,273,893	$(1,417,413)	$(143,520)

	Nine Months Ended September 30, 2026
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders' (Deficit)
Balance – January 1, 2026	6,859,128	$1,272,443	$(1,375,483)	$(103,040)
Share-based compensation	119,051	1,460	—	1,460
Share settlement for taxes paid related to restricted stock units	(3,367)	(10)	—	(10)
Net loss	—	—	(41,930)	(41,930)
Balance – September 30, 2026	6,974,812	$1,273,893	$(1,417,413)	$(143,520)

	Three Months Ended September 30, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – June 30, 2025	6,735,930	$1,270,932	$(1,348,848)	$(77,916)
Share-based compensation	72,211	453	—	453
Share settlement for taxes paid related to restricted stock units	(32,346)	(8)	—	(8)
Shares issued for Cheetah Acquisition (Refer to Note 4)	41,666	417	—	417
Net loss	—	—	(12,545)	(12,545)
Balance – September 30, 2025	6,817,461	$1,271,794	$(1,361,393)	$(89,599)

	Nine Months Ended September 30, 2025
	Number of Common Shares ('000)	Additional Paid-in-Capital	Accumulated Deficit	Total Shareholders’ (Deficit)
Balance – January 1, 2025	6,678,395	$1,269,738	$(1,335,280)	$(65,542)
Share-based compensation	99,085	1,518	—	1,518
Share settlement for taxes paid related to restricted stock units	(43,352)	(129)	—	(129)
Shares issued for Cheetah Acquisition (Refer to Note 4)	83,333	667	—	667
Net loss	—	—	(26,113)	(26,113)
Balance – September 30, 2025	6,817,461	$1,271,794	$(1,361,393)	$(89,599)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

iANTHUS CAPITAL HOLDINGS, INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2026	2025

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(41,930)	$(26,113)
Adjustments to reconcile net loss to net cash provided by operations:
Interest income	(272)	(944)
Interest expense	12,810	12,428
Accretion expense	3,376	3,638
Depreciation and amortization	14,908	13,946
Write-downs, and other charges, net (Refer to Note 13)	626	2,167
Gains from deconsolidation of subsidiaries	—	(12,085)
Inventory reserve	138	(112)
Share-based compensation	1,460	1,518
Losses from changes in fair value of financial instruments	2	8
(Gain)/loss on equity method investments	(171)	3
Remeasurement of contingent consideration	(199)	—
Loss on sale of promissory note	—	1,409
Change in operating assets and liabilities (Refer to Note 13)	10,794	5,318
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$1,542	$1,181
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,982)	(16,759)
Acquisition of other intangible assets	(193)	(82)
Proceeds from sale of property, plant and equipment	—	2
Cash impact from acquisitions	—	(925)
Proceeds from sale of subsidiaries	—	15,814
Proceeds from sale of promissory notes	—	10,104
Proceeds from notes receivables	2,151	1,715
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(6,024)	$9,869
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of debt and professional fee obligations	(371)	(12,086)
Payment of contingent consideration	(206)	—
Taxes paid related to net share settlement of restricted stock units	(10)	(129)
NET CASH USED IN FINANCING ACTIVITIES	$(587)	$(12,215)

CASH AND RESTRICTED CASH
NET DECREASE IN CASH AND RESTRICTED CASH DURING THE PERIOD	(5,069)	(1,165)
CASH AND RESTRICTED CASH, BEGINNING OF PERIOD (Refer to Note 13)	11,870	19,099
CASH AND RESTRICTED CASH, END OF PERIOD (Refer to Note 13)	$6,801	$17,934

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

The Company’s business activities, and the business activities of its subsidiaries, operate in jurisdictions where the use of marijuana has been legalized under state and local laws. Under U.S. federal law, adult-use cannabis remains illegal as a Schedule I controlled substance, but, as a result of the April 23, 2026 AG Order No. 6754-2026 (the "Rescheduling Order"), medical cannabis subject to a state medical license is a Schedule III controlled substance. The final order became effective April 28, 2026. Notwithstanding the Rescheduling Order, cannabis remains federally illegal in most forms and continues to be subject to significant restrictions under U.S. federal law. Any proceeding that may be brought against the Company could have a material adverse effect on the Company’s business plans, financial condition and results of operations.

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

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026, or any other period.

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

As of the Closing Date, the outstanding principal amount of the Secured Notes (including the interim financing secured notes in the aggregate principal amount of approximately $14.7 million originally due on July 13, 2025) together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Secured Lender Shares, (B) the issuance of the 8.0% secured debentures (the "June Secured Debentures") by ICM to the New Secured Lenders (as defined below) in the aggregate principal amount of $99.7 million and (C) the issuance of the 8.0% unsecured debentures (the “June Unsecured Debentures”) by ICM to the Secured Lenders in the aggregate principal amount of $5.0 million. Also, as of the Closing Date, the outstanding principal amount of the Unsecured Debentures together with interest accrued and fees thereon were forgiven in part and exchanged for (A) the Unsecured Lender Shares and (B) the June Unsecured Debentures in the aggregate principal amount of $15.0 million. Furthermore, all existing options and warrants to purchase common shares of the Company, including certain debenture warrants and exchange warrants previously issued to the Secured Lenders, the warrants previously issued in connection with the Unsecured Debentures and all other Affected Equity (as defined in the amended and restated plan of arrangement (the "Plan of Arrangement")), were cancelled and extinguished for no consideration.

(d) Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three and nine months ended September 30, 2026, the Company reported net losses of $13.2 million and $41.9 million, respectively. As of and for the nine months ended September 30, 2026, the Company generated operating cash inflows of $1.5 million, had a working capital deficiency of $237.2 million, and an accumulated deficit of $1,417.4 million.

As part of management's plans to drive sustainable growth, the Company completed the divestment of certain assets to optimize its portfolio, strengthen its balance sheet and focus on key markets with the greatest growth potential. The Company plans on redirecting resources obtained from these divestments to its growth initiatives in Florida, Maryland, New Jersey, Massachusetts and New York, while still maintaining a retail presence in Arizona with one dispensary in Mesa, Arizona, as well as reducing its outstanding debt obligations.

The Company believes it may continue to generate positive cash flows from operations in the near future, notwithstanding the foregoing, the substantial losses, the significant balance of current debt with an aggregate amount of approximately $224.4 million which matures on June 24, 2027, and the working capital deficiency cast substantial doubt on the Company’s ability to continue as a going concern for a period of no less than 12 months from the date of this report. To address the liquidity constraints, the Company is actively engaged in discussions with its existing lenders and external consultants to explore refinancing alternatives. These unaudited interim condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Maturities of lease liabilities for operating leases as of September 30, 2026, were as follows:

Operating Leases
2027	$7,284
2028	7,248
2029	7,084
2030	6,577
2031	5,692
Thereafter	46,428
Total lease payments	$80,313
Less: interest expense	(45,111)
Present value of lease liabilities	$35,202
Weighted-average remaining lease term (years)	11.3
Weighted-average discount rate	17%

For the three and nine months ended September 30, 2026, the Company recorded operating lease expenses of $2.1 million and $5.9 million, respectively (September 30, 2025 – $1.7 million and $5.5 million, respectively), which are included in costs and expenses applicable to revenues and selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

The Company has entered into multiple sublease agreements pursuant to which it serves as lessor to the sublessees. The gross rental income and underlying lease expense are presented gross on the Company’s unaudited interim condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, the Company recorded sublease income of $0.2 million and $0.6 million, respectively (September 30, 2025 – $0.2 million and $0.7 million, respectively), which is included in interest and other income on the unaudited interim condensed consolidated statements of operations.

Operating cash flows from operating leases for the three and nine months ended September 30, 2026 were $1.9 million and $5.6 million, respectively (September 30, 2025 - $1.7 million and $5.1 million, respectively).

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental balance sheet information related to leases is as follows:

Balance Sheet Information	Classification	September 30, 2026	December 31, 2025
Operating lease right-of-use assets, net	Operating leases	$30,502	$29,436
Lease liabilities
Current portion of operating lease liabilities	Operating leases	$7,284	$7,195
Long-term portion of operating lease liabilities	Operating leases	27,918	26,778
Total		$35,202	$33,973

Note 3 - Inventories, net

Inventories are comprised of the following items:

	September 30, 2026	December 31, 2025
Supplies	$6,641	$6,249
Raw materials	3,303	3,419
Work in process	7,556	5,515
Finished goods	11,465	7,198
Inventory reserve	(273)	(129)
Total	$28,692	$22,252

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three and nine months ended September 30, 2026 and 2025, the Company recorded no spoiled inventory as costs and expenses applicable to revenues on the unaudited interim condensed consolidated statements of operations.

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

On December 17, 2025, the Company entered into an amendment to the Cheetah Purchase Agreement with the Cheetah Seller, pursuant to which: (i) the payment schedule for the 2025 fiscal year Earn-Out (the "2025 Earn-Out") was amended and deferred as follows: (x) 20% of the 2025 Earn-Out was paid on April 15, 2026, (y) 40% of the 2025 Earn-Out was paid on October 15, 2026, and (z) 40% of the 2025 Earn-Out is payable on December 15, 2026 (collectively, the "Deferred Earn-Out Payments"); (ii) the Company agreed to pay the Cheetah Seller interest on the Deferred Earn-Out Payments at a rate of 6% per annum, which interest was paid in advance on April 15, 2026; and (iii) the Company agreed to pay additional consideration based on EBITDA generated by the Brand during the first quarter of 2028, which will be payable on June 15, 2028. On September 1, 2026, the Company entered into a second amendment to the Cheetah Purchase Agreement with the Cheetah Seller, pursuant to which the Company will no longer pay additional consideration on EBITDA generated by the Brand during the first quarter of 2028.

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

Acquisition-related costs are recorded within selling, general and administrative expenses on the unaudited interim condensed consolidated statement of operations. The Company recorded no acquisition-related costs during the nine months ended September 30, 2026 and 2025.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Pro forma financial information is not disclosed as the results are not material to the Company’s consolidated financial statements.

Note 5 - Long-Term Debt

The following table summarizes long term debt outstanding as of September 30, 2026:

	Secured Notes	June Secured Debentures	Additional Secured Debentures	June Unsecured Debentures	Total
As of January 1, 2026	$8,359	$127,597	$33,175	$24,855	$193,986
Paid-in-kind interest	—	8,193	2,054	1,642	11,889
Modification of Carrying value	(168)	—	—	—	(168)
Accretion of balance	158	2,375	—	833	3,366
Debt repayment	(371)	—	—	—	(371)
As of September 30, 2026	$7,978	$138,165	$35,229	$27,330	$208,702

As of September 30, 2026, the total and unamortized debt discount costs were $22.0 million and $3.3 million, respectively (December 31, 2025— $21.9 million and $6.5 million, respectively).

For the nine months ended September 30, 2026, total interest paid on long-term debt was $0.7 million (September 30, 2025 - $1.2 million).

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

On February 2, 2024, in order to facilitate the 2024 NJ Amendment (as defined below), the parties agreed to a short-term extension of the maturity date from February 2, 2024 to February 16, 2024. On February 16, 2024, ICH and INJ entered into another amendment (the "2024 NJ Amendment") to the Senior Secured Bridge Notes. Pursuant to the 2024 NJ Amendment, the maturity date of the Senior Secured Bridge Notes was extended from February 16, 2024 to February 16, 2026 and the interest rate of the Senior Secured Bridge Notes remained at 12% per annum, but the interest accruing after February 16, 2024 will be payable in quarterly cash payments (the first interest payment being on May 16, 2024). In addition, the 2024 NJ Amendment provides for an amendment fee equal to 10% of the principal amount of the Senior Secured Bridge Notes as of the date of the 2024 NJ Amendment, or $1.6 million in the aggregate, which is satisfied through the issuance of ICH's common shares at a price per share equal to the volume-weighted average trading price of ICH's common shares on the CSE for the twenty (20) consecutive trading days immediately prior to the date of the 2024 NJ Amendment. Lastly, ICH and INJ agreed to utilize twenty-five percent (25%) of Non-Operational Receipts in excess of $5.0 million to make payments towards the principal amount outstanding under the Senior Secured Bridge Notes, without penalty. For purposes of the 2024 NJ Amendment, "Non-Operational Cash Receipts" means cash ICH received which is not derived from the sale of cannabis products in the ordinary course of business of ICH, whether through retail, wholesale or otherwise. During the nine months ended September 30, 2026, a total amount of $0.4 million (December 31, 2025 - $7.4 million) has been paid from Non-Operational Receipts.

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

For the three and nine months ended September 30, 2026, interest expense of $0.2 million and $0.7 million, respectively (September 30, 2025 - $0.3 million and $1.1 million, respectively), and accretion expense of less than $0.1 million and $0.2 million, respectively (September 30, 2025 - $0.2 million and $0.6 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The Senior Secured Bridge Notes are secured by a security interest in certain assets of INJ. ICH provided a guarantee in respect of all of the obligations of INJ under the Senior Secured Bridge Notes, and the Company is in compliance with the terms of the Senior Secured Bridge Notes as of September 30, 2026. The Senior Secured Bridge Notes mature on June 24, 2027 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2026, interest expense of $2.8 million and $8.2 million, respectively (September 30, 2025 - $2.6 million and $7.6 million, respectively), and accretion expense of $0.8 million and $2.4 million, respectively (September 30, 2025 - $0.8 million and $2.3 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The June Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test and ICM is in compliance with the terms of the June Secured Debentures as of September 30, 2026. The June Secured Debentures mature on June 24, 2027 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Certain of the New Secured Lenders that hold the June Secured Debentures, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), Gotham Green Credit Partners SPV 1, L.P., Gotham Green Partners SPV V, L.P., and Parallax Master Fund, LP, held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction. As principal owners of the Company, certain of the New Secured Lenders are considered to be related parties.

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

For the three and nine months ended September 30, 2026, interest expense of $0.6 million and $1.6 million, respectively (September 30, 2025 - $0.5 million and $1.5 million, respectively), and accretion expense of $0.3 million and $0.8 million, respectively (September 30, 2025 - $0.3 million and $0.8 million, respectively), were recorded on the unaudited interim condensed consolidated statements of operations.

The terms of the Unsecured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The terms of the Unsecured DPA do not have any financial covenants or market value test, and ICM is in compliance with the terms of the June Unsecured Debentures as of September 30, 2026. The June Unsecured Debentures mature on June 24, 2027 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

For the three and nine months ended September 30, 2026, interest expense of $0.7 million and $2.1 million, respectively (September 30, 2025 — $0.7 million and $1.9 million, respectively), was recorded on the unaudited interim condensed consolidated statements of operations.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The terms of the Secured DPA impose certain restrictions on the Company’s operating and financing activities, including certain restrictions on the Company’s ability to: incur certain additional indebtedness; grant liens; make certain dividends and other payment restrictions affecting the Company’s subsidiaries; issue shares or convertible securities; and sell certain assets. The Additional Secured Debentures are secured by all current and future assets of the Company and ICM. The terms of the Secured DPAs do not have any financial covenants or market value test, and ICM is in compliance with the terms of the Additional Secured Debentures as of September 30, 2026. The Additional Secured Debentures mature on June 24, 2027 and are classified as current portion of long-term debt, net of issuance costs on the unaudited interim condensed consolidated balance sheets.

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

(e) Revolving Line of Credit

On August 12, 2026, the Company entered into a credit agreement (the "Credit Agreement") with affiliates of Gotham Green Partners, LLC (collectively, the "Lender"), pursuant to which the Lender made available to the Company a revolving line of credit in an aggregate principal amount of up to $2.5 million (the "Revolving Credit Line"). The Company may borrow, repay and re-borrow amounts under the Revolving Credit Line during the term of the facility. Outstanding amounts under the Revolving Credit Line will bear simple interest at 12.0% per annum. All outstanding principal and accrued and unpaid interest are due and payable on June 27, 2027, or such earlier date as the Company's obligations under the Credit Agreement become due and payable.

As of September 30, 2026, no amounts have been drawn under the Revolving Credit Line. Subsequently, on October 13, 2026, the Company drew $1.6 million under the Revolving Credit Line.

Note 6 - Share Capital

(a)
Share Capital

Authorized: Unlimited common shares. The shares have no par value.

The Company’s common shares are voting and dividend-paying. The following is a summary of the common share issuances for the nine months ended September 30, 2026:

•
On January 6, 2026, the Company issued 114,334 common shares for vested restricted stock units (“RSUs”). The Company withheld 910 common shares to satisfy employees’ tax obligations of less than $0.1 million.
•
On July 7, 2026, the Company issued 4,717 common shares for vested RSUs. The Company withheld 2,457 common shares to satisfy employees’ tax obligations of less than $0.1 million.

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
(b)
Potentially Dilutive Securities

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Common share options	7,877	7,877
Restricted stock units	341,155	381,258
Total	349,032	389,135
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

Stock Options

The Company's stock options are currently held by two former officers of the Company which have fully vested on July 10, 2023. Share-based compensation expense is presented within selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations. The Company recorded no share-based compensation expense related to stock options for the nine months ended September 30, 2026 and 2025.

The following table summarizes certain information in respect of option activity during the period:

	Nine Months Ended September 30, 2026			Year Ended December 31, 2025
	Units	Weighted Average Exercise Price	Weighted Average Contractual Life	Units	Weighted Average Exercise Price	Weighted Average Contractual Life
Options outstanding, beginning	7,877	$0.05	4.53	7,877	$0.05	5.53
Granted	—	—	—	—	—	—
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	—	—
Expirations	—	—	—	—	—	—
Options outstanding, ending (1)	7,877	$0.05	3.78	7,877	$0.05	4.53

(1)
As of September 30, 2026, 7,877 of the stock options outstanding were exercisable (December 31, 2025 - 7,877).

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

There was no stock option activity for the three and nine months ended September 30, 2026 and the year ended December 31, 2025.

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

During the three and nine months ended September 30, 2026, the Company recognized $0.4 million and $1.5 million, respectively, of share-based compensation expense associated with the RSUs (September 30, 2025—$0.4 million and $1.5 million, respectively). Share-based compensation expense is presented in selling, general and administrative expenses on the unaudited interim condensed consolidated statements of operations.

As of September 30, 2026, there was approximately $1.5 million of total unrecognized compensation cost related to unvested RSUs which is expected to be recognized over a weighted-average service period of 1.62 years.

The following table summarizes certain information in respect of RSU activity during the period:

	Nine Months Ended September 30, 2026		Year Ended December 31, 2025
	Units	Weighted Average Grant Price	Units	Weighted Average Grant Price
Unvested balance, beginning	266,924	$0.01	298,877	$0.01
Granted	78,948	—	155,254	0.00
Vested	(71,945)	0.01	(186,757)	0.01
Forfeited	—	—	(450)	0.01
Unvested balance, ending	273,927	$0.01	266,924	$0.01

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Note 7 - Income Taxes

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Income (loss) before income taxes	$(6,183)	$(9,073)	$(20,888)	$(14,501)
Income tax expense	7,014	3,472	21,042	11,612
Effective tax rate	-113.4%	-38.3%	-100.7%	-80.1%

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

On April 23, 2026, the U.S. Department of Justice issued a final order reclassifying state legal medical cannabis to Schedule III under the Controlled Substances Act. This change is expected to reduce a portion of the Company's provision for uncertain tax positions. The U.S. Department of the Treasury has not yet issued guidance on the tax consequences of this reclassification. The Company's income tax provision for the three and nine months ended September 30, 2026, reflects its current interpretation of the reclassification's effect on Section 280E, which remains subject to change pending such guidance. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

As of September 30, 2026, the Company has $82.7 million of reserves for unrecognized tax positions included as part of long-term liabilities, that, if recognized, would impact the effective tax rate. The reserves were established primarily due to the legal interpretations that challenge the Company's tax liability under IRC Section 280E. The Company has applied the legal interpretation of IRC Section 280E to certain amended returns filed during this fiscal year for the tax years ending December 31, 2020, 2021 and 2022, as well as to future tax filings. The Company had unrecognized tax benefits of $18.2 million for the nine months ended September 30, 2026 (September 30, 2025 - $9.2 million). The Company records interest and penalties related to unrecognized tax benefits within the provision for income taxes.

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

Effective January 1, 2026, the Company changed its reportable segments to Established and Emerging, defined as follows:

The Established region reflects matured markets with limited growth opportunities and a lower allocation of capital investment in the short-term. This region includes operations in Arizona, Massachusetts, and Florida. The Emerging region reflects new markets with strong growth opportunities and/or those receiving higher capital investments. This region includes operations in New Jersey, Maryland, New York, Illinois, and Pennsylvania. While the change in presentation reflects a reclassification of operating units into new

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

segments, there were no changes to the underlying measurement or allocation of revenues, expenses, or assets. Prior periods are now conformed to the current period presentation. While the CODM continues to review the operating performance at a state-level, the revised reportable regions better segments how capital allocation and growth opportunities are identified and monitored.

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

The following table presents results by segment for the three and nine months ended September 30, 2026 and 2025:

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net of discounts
Established Region	$17,899	$16,626	$50,285	$54,718
Emerging Region	20,468	18,763	56,941	53,977
Total	$38,367	$35,389	$107,226	$108,695
Gross profit
Established Region	$7,763	$8,358	$23,684	$28,243
Emerging Region	8,909	7,224	25,007	22,369
Total	$16,672	$15,582	$48,691	$50,612
Operating expenses:
Selling, general and administrative expenses
Established Region	$5,648	$6,554	$17,396	$20,443
Emerging Region	4,104	4,144	12,459	12,300
Other	3,355	4,333	11,133	14,918
Total	$13,107	$15,031	$40,988	$47,661
Depreciation and amortization
Established Region	$2,494	$2,682	$7,475	$8,095
Emerging Region	2,117	1,318	5,176	3,972
Other	400	110	625	342
Total	$5,011	$4,110	$13,276	$12,409
Write-downs, (recoveries) and other charges, net
Established Region	$(5)	$531	$726	$1,839
Emerging Region	188	60	(100)	60
Other	—	95	—	268
Total	$183	$686	$626	$2,167
Income (loss) from operations
Established Region	$(374)	$(1,409)	$(1,913)	$(2,133)
Emerging Region	2,500	1,702	7,472	6,037
Other	(3,755)	(4,538)	(11,758)	(15,529)
Total	$(1,629)	$(4,245)	$(6,199)	$(11,625)
Other income (expenses), net
Established Region	$170	$(1,256)	$16	$30,746
Emerging Region	284	(252)	(121)	917
Other	(5,008)	(3,320)	(14,584)	(34,539)
Total	$(4,554)	$(4,828)	$(14,689)	$(2,876)
Income tax expense
Established Region	$1,587	$1,404	$6,669	$4,148
Emerging Region	129	235	900	800
Other	5,298	1,833	13,473	6,664
Total	$7,014	$3,472	$21,042	$11,612
Net income (loss)
Established Region	$(1,791)	$(4,069)	$(8,565)	$24,464
Emerging Region	2,655	1,215	6,451	6,154
Other	(14,061)	(9,691)	(39,816)	(56,731)
Total	$(13,197)	$(12,545)	$(41,930)	$(26,113)

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Supplemental segment disclosures:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Purchase of property, plant and equipment
Established Region	$811	$2,161	$2,789	$5,901
Emerging Region	796	6,152	10,762	10,544
Other	(41)	58	(34)	314
Total	$1,566	$8,371	$13,517	$16,759
Purchase of other intangible assets
Established Region	$(0)	$—	$8	$—
Emerging Region	—	—	—	—
Other	72	9	185	82
Total	$72	$9	$193	$82

	As of September 30,	As of December 31,
	2026	2025
Assets
Established Region	$151,568	$160,437
Emerging Region	94,862	77,950
Other	11,196	17,599
Total	$257,626	$255,986

Major Customers

Major customers are defined as customers that each individually account for greater than 10.0% of the Company’s annual revenues. For the three and nine months ended September 30, 2026 and 2025, no sales were made to any one customer that represented in excess of 10.0% of the Company’s total revenues.

Geographic Information

As of September 30, 2026 and 2025, substantially all of the Company’s assets were located in the United States and all of the Company’s revenues were earned in the United States.

Disaggregated Revenues

The Company disaggregates revenues into categories that depict how the nature, amount, timing and uncertainty of the revenues and cash flows are affected by economic factors. For the three and nine months ended September 30, 2026 and 2025, the Company disaggregated its revenues as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net of discounts
iAnthus branded products	$16,170	$15,441	$45,018	$49,402
Third party branded products	12,615	13,173	36,462	41,194
Wholesale/bulk/other products	9,582	6,775	25,746	18,099
Total	$38,367	$35,389	$107,226	$108,695

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

The following table summarizes the fair value hierarchy for the Company’s financial assets and financial liabilities that are re-measured at their fair values periodically:

	As of September 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Financial assets
Long term investments	$—	$—	$1,011	$1,011	$2	$—	$840	$842

Financial liabilities
Contingent consideration payable	$—	$—	$3,001	$3,001	$—	$—	$3,407	$3,407

There were no transfers or change in valuation method between Level 1, Level 2, and Level 3 within the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025.

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

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the changes in Level 1 and Level 3 financial assets:

	Financial Assets
	4Front Venture Corp.	The Pharm Stand, LLC	Island Thyme, LLC

Balance as of December 31, 2025	$2	$125	$715
Additions	—	—	—
Revaluations	(2)	—	—
Gain on equity method investments	—	—	171
Balance as of September 30, 2026	$—	$125	$886

The Company’s financial and non-financial assets such as prepayments, other assets including equity accounted investments, property, plant and equipment, and intangibles, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Financial Liabilities

The following table summarizes the changes in the Company's Level 3 financial liabilities:

Financial Liabilities
Contingent Consideration Payable

Balance as of December 31, 2025	$3,407
Consideration paid	(207)
Revaluations	(199)
Balance as of September 30, 2026	$3,001

As of September 30, 2026, the current portion of the contingent consideration payable is $1.9 million and is presented within accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

The Company’s contingent consideration payable relates to the additional Earn-Out to be paid as part of the Cheetah Acquisition and is categorized as a Level 3 financial instrument within the fair value hierarchy, as specific valuation techniques using unobservable inputs is required. The Company is using a probability-weighted average scenario approach in assigning probabilities across multiple outcomes of the potential EBITDA earned from the Brand which forms the basis of the Earn-Out. These assumptions include financial forecasts, discount rates, and growth expectations. As of September 30, 2026, the discount rate applied was the Company's incremental borrowing rate of 13.9% and growth expectations on potential EBITDA earned from the Brand were in the range of 36% to 89% in 2026 and 0% to 20% in 2027. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table summarizes the Company’s long-term debt instruments (Note 5) at their carrying value and fair value.

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
June Unsecured Debentures	$27,330	$26,722	$24,855	$23,831
June Secured Debentures	173,394	169,921	160,772	154,569
Secured Notes	7,978	7,967	8,359	8,089
Total	$208,702	$204,610	$193,986	$186,489

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

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

The following table summarizes the Company’s contractual obligations and commitments as of September 30, 2026:

	2027	2028	2029	2030	2031
Operating leases(1)	$7,284	$7,248	$7,084	$6,577	$5,692
Service and other contracts	5,470	1,228	115	—	—
Current debt	224,386	—	—	—	—
Contingent consideration payable from Cheetah Acquisition	1,876	1,125	—	—	—
Total	$239,016	$9,601	$7,199	$6,577	$5,692

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

Sale of Certain Massachusetts Assets

On February 9, 2024, ICH's wholly-owned subsidiary, Mayflower Medicinals Inc. ("Mayflower"), entered into an Asset Purchase Agreement (the "MA Purchase Agreement") with an unaffiliated third-party buyer (the "MA Buyer"), pursuant to which, Mayflower agreed to sell certain of its assets associated with its Holliston, Massachusetts cultivation and product manufacturing facility (the "Purchased Assets") for $3.0 million (the "Purchase Price"). The transaction closed on September 27, 2024 (the "MA Closing Date"). On the MA Closing Date, $0.5 million was paid in cash (the "Cash Closing Payment"), while the remaining $2.5 million of the Purchase Price will be paid in installments pursuant to two promissory notes (the "MA Notes") as follows: $0.5 million to be paid in equal monthly installments over eight months with interest accruing at 7% per annum, and $2.0 million to be paid in equal monthly installments over 36 months with interest accruing at 7% per annum. Since the MA Closing Date, the Company has not received any of the scheduled payments pursuant to the MA Notes from the MA Buyer. As a result, during the year ended December 31, 2025, the Company recorded credit loss provisions of $1.8 million, which is included within "write-downs, recoveries, and other charges, net" on the consolidated statements of operations. During the nine months ended September 30, 2026, the Company recorded additional credit loss provisions for the remaining balance of $0.5 million on the MA Notes. Accordingly, as of September 30, 2026, the balance outstanding on the MA Notes was $Nil (December 31, 2025 - $0.5 million).

Divestiture of Nevada Business

On February 23, 2024, our wholly-owned subsidiary, GreenMart of Nevada NLV, LLC ("GMNV") also entered into a Management Agreement (the "NV Management Agreement"), pursuant to which, the unaffiliated third-party buyer (the "NV Buyer") affiliated entity (the "Manager"), will assume full operational and managerial control of a co-located medical and adult-use cultivation and production facility in North Las Vegas, Nevada, an adult-use dispensary in Las Vegas, Nevada, and two conditional adult-use dispensary licenses to be located in Henderson and Reno, Nevada. This was approved by the Nevada Cannabis Compliance Board (the "NV CCB") and became effective as of June 24, 2024 (the “NV Management Agreement Effective Date”). As of the NV Management Agreement Effective Date, all operational control of GMNV was transferred to the Manager and the Company determined that it no longer had a controlling financial interest as of the NV Management Agreement Effective Date.

The NV Closing was subject to, among other customary conditions, receipt of approval of the NV CCB. On March 20, 2025, the Company received approval from the NV CCB for sale and transfer of the licenses to the NV Buyer. The effective closing date of the NV Closing is March 31, 2025 (the "NV Closing Date"). On the NV Closing Date, the Company received $3.5 million in cash, while the remainder is paid through quarterly repayments by way of a promissory note (the "NV Note") issued by the NV Buyer, in respect of which quarterly repayments commenced in September 2025. As of September 30, 2026, the balance outstanding on the NV Note including accrued interest was $1.4 million (December 31, 2025 - $2.2 million), of which, $0.9 million is classified within "other current assets" on the unaudited interim condensed consolidated balance sheets.

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

The Company expenses legal costs relating to its lawsuits, claims and proceedings as incurred. The Company has been named as a defendant in several legal actions and is subject to various risks and contingencies arising in the normal course of business. Based on consultation with counsel, management and legal counsel are of the opinion that the outcome of these uncertainties will not have a material adverse effect on the Company’s financial position.

The events that allegedly gave rise to the following claims, which occurred prior to the Company’s closing of the MPX Bioceutical Corporation (“MPX”) acquisition (the “MPX Acquisition”) in February 2019, are as follows:

Walmer - British Columbia, Canada Action

On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX Bioceutical ULC (“MPX ULC”). The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX ULC, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation following the MPX Acquisition. MPX ULC withheld the redemption of approximately $1.3 million of the original subscription amount of the MPX Debentures as MPX ULC was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into ICH's common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111.0 million and breach of a security subordination agreement in the amount of $3.5 million. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against ICH and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in the British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX ULC, ICH and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX ULC and ICH to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111.0 million; (iii) damages for breach of a security subordination agreement in the amount of $3.5 million; (iv) damages for breach of a consultancy agreement in the approximate amount of $0.4 million plus approximately $0.2 million plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1.0 million. On October 31, 2019, ICH and MPX ULC served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike ICH's and MPX ULC’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, ICH's directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia. On August 22, 2023, Walmer, Island, Broughton, Crawford and Puddles filed a Notice of Intention to Proceed with their claim. On June 4, 2025, the plaintiffs filed an Amended Notice of Civil Claim (the "Amended Claim"), which, among other things, revised the relief sought by the plaintiffs. Pursuant to the Amended Claim, the plaintiffs are seeking: (i) damages for failure to pay the Disputed Debentures in the amount of $1.8 million plus bonus and interest; (ii) damages for breach of a consultancy agreement in the amount of $0.4 million plus approximately $0.2 million; and (iii) damages for breach of the duty of good faith owed to the plaintiffs in the amount of $1.0 million. ICH and MPX ULC filed their response to the Amended Claim and amended counterclaim on July 4, 2025. On October 1, 2026, the plaintiffs filed their response to ICH and MPX ULC's amended counterclaim. The Company believes the claims are without merit and intends to defend vigorously; a loss is not considered probable and the Company is unable to estimate a range of reasonably possible loss.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

Walmer - Ontario, Canada Action

On October 8, 2026, Walmer served a Notice of Application (the "Ontario Application") on ICH, MPX ULC, MPX Luxembourg SARL ("MPX Lux"), and CGX Life Sciences, Inc. ("CGX" and together with ICH, MPX ULC, and MPX Lux, the "Ontario Defendants"), seeking the following relief: (i) an interim, interlocutory and/or permanent injunction restraining the Ontario Defendants and each of their subsidiaries from disposing of "Secured Assets" (as defined in the Disputed Debentures); (ii) an order requiring the Ontario Defendants to: (a) provide an Officer's certificate required by the Disputed Debentures for each year since 2019; (b) information regarding dispositions that have occurred since February 5, 2019, including New Jersey, Massachusetts, Arizona and Nevada; and (c) information regarding consent fees or other consideration paid to any holder of debentures or loan notes since February 5, 2019; (iii) costs for the Ontario Application; and (iv) such other further relief. The Ontario Defendants intend to oppose the Ontario Application, but there is presently no schedule for the delivery of responding material or hearing date set for the Application. The Company believes the claims are without merit and intends to defend vigorously; a loss is not considered probable and the Company is unable to estimate a range of reasonably possible loss.

Walmer - NY Action

On September 11, 2026, Walmer and Island filed a complaint in the Supreme Court of New York in the County of New York against MPX Lux, MPX ULC and CGX (collectively, the "iAnthus NY Defendants") and Gotham Green Admin 1, LLC and certain affiliated funds. As to the iAnthus NY Defendants, Walmer and Island allege that the iAnthus NY Defendants breached the subordination agreement between Odyssey Trust Company and Gotham Green Admin 1, LLC, dated as of February 5, 2019 (the "Subordination Agreement") by failing to pay Walmer and Island's reasonable fees and expenses they have incurred and will incur in connection with enforcing their rights under the Subordination Agreement. Walmer and Island claim they are entitled to $0.8 million in damages from the iAnthus NY Defendants. The iAnthus NY Defendants' response to the complaint is due on November 25, 2026. The Company believes the claims are without merit and intends to defend vigorously; a loss is not considered probable and the Company is unable to estimate a range of reasonably possible loss.

In addition, the Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:

On July 23, 2020, Blue Sky Realty Corporation filed a putative class action against the Company, the Company’s former Chief Executive Officer, and former Company’s Chief Financial Officer in the Ontario Superior Court of Justice ("OSCJ") in Toronto, Ontario. On September 27, 2021, the OSCJ granted leave for the plaintiff to amend its claim (“Amended Claim”). In the Amended Claim, the plaintiff seeks to certify the proposed class action on behalf of two classes. “Class A” consists of all persons, other than any executive level employee of the Company and their immediate families (“Excluded Persons”), who acquired the Company’s common shares in the secondary market on or after April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. “Class B” consists of all persons, other than Excluded Persons, who acquired the Company’s common shares prior to April 12, 2019, and who held some or all of those securities until after the close of trading on April 5, 2020. Among other things, the plaintiff alleges statutory and common law misrepresentation, and seeks an unspecified amount of damages together with interest and costs. The plaintiff also alleges common law oppression for releasing certain statements allegedly containing misrepresentations inducing Class B members to hold the Company’s securities beyond April 5, 2020. No certification motion has been scheduled. The Amended Claim also changed the named plaintiff from Blue Sky Realty Corporation to Timothy Kwong. The hearing date for the motion for leave to proceed with a secondary market claim under the Securities Act (Ontario) has been vacated. The parties have reached a settlement in principle, and November 16, 2023, the OSCJ certified the class for settlement purposes only. On February 20, 2024, the OSCJ held the settlement approval hearing and on March 8, 2024, issued its decision rejecting the proposed settlement.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On August 19, 2021, Arvin Saloum (“Saloum”), a former consultant of the Company, filed a Demand for Arbitration with the American Arbitration Association (the “Arbitration Action”) against The Healing Center Wellness Center, Inc. (“THCWC”) and iAnthus Arizona, LLC (“iA AZ”), claiming a breach of a Consulting and Joint Venture Agreement (the “JV Agreement”) for unpaid consulting fees allegedly owed to Saloum under the JV Agreement. Saloum is claiming damages between $1.0 million and $10.0 million. On September 7, 2021, THCWC and iA AZ filed Objections and Answering Statement to Saloum’s Demand for Arbitration. On November 18, 2021, THCWC and iA AZ filed a Complaint for Declaratory Judgment (“Declaratory Judgment Complaint”) with the Arizona Superior Court, Maricopa County (“Arizona Superior Court”), seeking declarations that: (i) the JV Agreement is void, against public policy and terminable at will; (ii) the JV Agreement is unenforceable and not binding; and (iii) the JV Agreement only applies to sales under the Arizona Medical Marijuana Act. On January 21, 2022, Saloum filed an Answer with Counterclaims in response to the Declaratory Judgment Complaint. The Declaratory Judgment Complaint remains pending before the Arizona Superior Court. The Arbitration Action is stayed, pending resolution of the Declaratory Judgment Complaint. On April 25, 2023, the parties attended a mediation, which was unsuccessful. The parties are currently engaging in discovery. On March 23, 2026, Saloum filed a Partial Motion for Summary Judgment, seeking a declaration that the JV Agreement is binding upon THCWC, iA AZ and the Company (collectively, the "iAnthus Parties") because: (i) the iAnthus Parties ratified the JV Agreement by making payments to Saloum; (ii) the iAnthus Parties assumed the obligations under the JV Agreement in connection with the MPX Acquisition; (iii) the MPX Acquisition was a de-facto merger, meaning MPX Corporation's obligations became the iAnthus Parties'; and (iv) the iAnthus Parties are stopped from denying the enforceability of the JV Agreement because Saloum relied upon the iAnthus Parties' performance. The iAnthus Parties’ filed their response on April 22, 2026. Oral argument for Saloum's Partial Motion for Summary Judgment was held on June 23, 2026. The court denied Saloum’s Partial Motion for Summary Judgment on August 24, 2026.

On June 20, 2022, Michael Weisser (“Weisser”) commenced a petition (the “Petition”) in the Supreme Court of British Columbia (the "Court") against ICH and ICH's former board of directors. In the Petition, Weisser sought: (i) a declaration that the affairs of ICH and its then-board of directors were being conducted or have been conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order that Weisser is entitled to call and hold ICH's annual general meeting for 2020 ( “2020 AGM”) on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iii) alternatively, an order that ICH hold the 2020 AGM on or before June 30, 2022 or a date set by the Court as soon as reasonably possible; (iv) an order that ICH set the record date for the 2020 AGM; (v) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; and (vi) an order that ICH be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM. On June 22, 2022, Weisser was granted a short leave by the Court which permitted a return date for the Petition of June 28, 2022. On June 24, 2022, the Company closed the Recapitalization Transaction and ICH noticed the 2020 AGM, the annual general meeting for 2021 (“2021 AGM”) and the annual general meeting for 2022 (the “2022 AGM” and together with the 2020 AGM and 2021 AGM, the “AGMs”). As a result, Weisser’s Petition was rendered moot. On November 14, 2022, Weisser filed an application (the "Application") in the Petition proceeding, seeking to add the Secured Lenders and Consenting Unsecured Lenders as respondents to the Petition and to amend the Petition. Specifically, Weisser sought to amend the Petition to request: (i) a declaration that the affairs of the Secured Lenders, Consenting Unsecured Lenders, ICH and the powers of its then-directors have been and are continuing to be conducted in a manner that is oppressive and/or prejudicial to Weisser; (ii) an order setting aside and/or unwinding the closing of the Recapitalization Transaction; (iii) an order setting aside the results of ICH's annual general meeting held August 11, 2022; (iv) an order that the 2020 AGM be held by December 31, 2022; (v) an order that ICH set the record date for the 2020 AGM to hold the meeting by December 31, 2022; (vi) an order that for purposes of voting at the 2020 AGM, the shareholdings of ICH be those shareholdings that existed prior to the closing of the Recapitalization Transaction; (vii) an order that Weisser is entitled to appoint a chair for the 2020 AGM, or that the Court appoint an independent chair for the 2020 AGM; (viii) an order that ICH be required to provide Weisser with an opportunity to review all votes and proxies submitted in respect of the 2020 AGM, no later than 24 hours in advance of the 2020 AGM; and (ix) an order that pending the 2020 AGM, ICH's current board of directors be replaced by an interim slate of directors to be nominated by Weisser. On May 2, 2023, ICH and its former directors filed their response to the Petition, opposing all orders sought by Weisser, in part, as the Petition is barred by the releases in the Plan of Arrangement and constitutes a collateral attack on Justice Gomery's order approving the Plan. Weisser has not requested a hearing date on the Petition yet.

The following legal matters have been resolved, but the Company has ongoing financial obligations as a result of such resolutions:

Roberts Settlement

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On June 15, 2025, the Company executed a settlement agreement (the "Roberts Settlement Agreement") with Craig Roberts, Beverly Roberts and the Gary W. Roberts Irrevocable Trust Agreement I, Gary W. Roberts Irrevocable Trust Agreement II, and Gary W. Roberts Irrevocable Trust Agreement III (together the “Roberts Plaintiffs”), pursuant to which, the Company agreed to pay the Roberts Plaintiffs a total sum of $5.5 million, payable as follows: (i) $1,250,000 within five (5) business days of executing the Roberts Settlement Agreement; (ii) $150,000 on January 5, 2026; and (iii) starting January 5, 2026, $4,100,000 in equal monthly installments over thirty-six (36) months, bearing a simple interest rate of 6% per year. On June 16, 2025, the parties filed a Joint Stipulation to Dismiss this matter with prejudice, which was approved by the court on June 17, 2025.

Canaccord Settlement

On August 8, 2025, the Company executed a settlement agreement with Canaccord Genuity Corp. ("Canaccord"), pursuant to which, the Company agreed to pay Canaccord a total sum of $2 million, payable as follows: (i) $0.3 million by August 20, 2025; and (ii) $1.7 million in 24 equal monthly installments, beginning on September 19, 2025.

Note 12 - Related Party Transactions

	September 30,	December 31,
	2026	2025
Financial Statement Line Item
Current portion of long-term debt, net of issuance costs (1)	202,285	—
Long-term debt, net of issuance costs (1)	—	188,088
Accrued and other current liabilities	4,320	4,032
Total	$206,605	$192,120

(1)
Upon the closing of the Recapitalization Transaction, certain of the Company’s lenders held greater than 5.0% of the voting interests in the Company and therefore are classified as related parties. Refer to Note 5 for further discussion.

Pursuant to the terms of the Secured DPA, the Company has a related party payable due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. The Company had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0% from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full.

On February 5, 2025, the Company entered into consent and release agreement with Secured Lenders to utilize cash proceeds from the closing of the Company's Arizona asset sale transaction (the "AZ Transaction") to make payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. Pursuant to the AZ Transaction, a portion of the purchase price was satisfied through a secured promissory note issued by the buyer in the principal amount of $16.5 million (the "AZ Note"). On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of September 30, 2026, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2025 – $2.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of September 30, 2026 the outstanding related party portion of the interest payable was $0.1 million (December 31, 2025 - $0.1 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

On August 12, 2026, the Company entered into a revolving credit facility with affiliates of Gotham Green Partner, LLC. Refer to Note 5 for further discussion. As of September 30, 2026, no amounts were outstanding under the revolving credit facility. Subsequent to September 30, 2026, the Company drew $1.6 million under the revolving credit facility.

Note 13 – Unaudited Interim Condensed Consolidated Statements of Cash Flows Supplemental Information

(a) Cash payments made on account of:

	Nine Months Ended September 30,
	2026	2025
Income taxes (including interest and penalties)	$2,877	$6,105
Interest	746	1,210

(b) Changes in operating assets and liabilities are comprised of the following:

	Nine Months Ended September 30,
	2026	2025
Decrease (increase) in:
Accounts receivable, net	$(323)	$4,897
Prepaid expenses	(1,325)	(1,831)
Inventories, net	(6,577)	(3,417)
Other current assets	249	(1,779)
Other long-term assets	244	1,769
Operating leases	(1,419)	(1,326)
(Decrease) increase in:
Accounts payable	(4,447)	(2,176)
Accrued and other current liabilities	5,032	(3,322)
Other non-current liabilities	1,160	3,253
Uncertain tax position liabilities	18,200	9,250
	$10,794	$5,318

(c) Depreciation and amortization are comprised of the following:

	Nine Months Ended September 30,
	2026	2025
Property, plant and equipment	$6,376	$5,206
Operating lease ROU assets	1,631	1,536
Intangible assets	6,901	7,204
	$14,908	$13,946

(d) Write-downs, and other charges, net are comprised of the following:

	Nine Months Ended September 30,
	2026	2025

Accounts receivable	$176	$268
Notes receivable	500	1,807
Operating lease ROU assets	(50)	—
Intangible assets	—	85
Property, plant and equipment	—	7
	$626	$2,167

iANTHUS CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular U.S. dollar amounts and shares in thousands, unless otherwise stated)

(e) Significant non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2026	2025
Supplemental Cash Flow Information:
Non-cash consideration for paid-in-kind interest	$11,889	$10,972
Non-cash issuance of shares for the Cheetah Acquisition	—	667

Cash and Restricted Cash

For purposes of the unaudited interim condensed consolidated balance sheets and the statements of cash flows, cash and restricted cash are held primarily in U.S. dollars.

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of September 30, 2026, the Company held $0.2 million as restricted cash (December 31, 2025— $0.2 million).

The following table provides a reconciliation of cash and restricted cash reported on the unaudited interim condensed consolidated balance sheets to such amounts presented in the statements of cash flows:

	September 30, 2026	December 31, 2025
Cash	$6,629	$11,650
Restricted cash	172	220
Total cash and restricted cash presented in the statements of cash flows	$6,801	$11,870

Note 14 - Subsequent Events

Legal Proceedings

Please refer to Note 11 for further discussion.

Revolving Credit Line

On October 13, 2026, the Company drew $1.6 million under the Revolving Credit Line.

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

Through our subsidiaries, we own and/or operate as of September 30, 2026, 41 dispensaries and six cultivation and/or processing facilities in seven U.S. states. Pursuant to our existing licenses, interests and contractual arrangements, and subject to regulatory approval, we have the capacity to own and/or operate an uncapped number of dispensary licenses in Florida, and up to ten cultivation, manufacturing and/or processing facilities, and we have the right to manufacture and distribute cannabis products in eight U.S. states, all subject to the necessary regulatory approvals.

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

Recent Developments

Rescheduling Order

On April 23, 2026, the Department of Justice issued AG Order No. 6754-2026 (the "Rescheduling Order"), which places Food and Drug Administration approved marijuana products and state-regulated medical marijuana products in Schedule III of the Controlled Substances Act ("CSA"). The final order became effective April 28, 2026. The Rescheduling Order also provides state-licensed medical marijuana businesses with an expedited review process for registration with the U.S. Drug Enforcement Administration (the "DEA"). We submitted applications for DEA registration in Florida, New Jersey, New York, Maryland, Massachusetts and Arizona for our medical operations. On November 2, 2026, the Company received DEA registrations for all the medical marijuana dispensary applications it filed in Florida. The remaining applications remain under review by the DEA.

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

As of September 30, 2026, no amounts have been drawn under the Revolving Credit Line. Subsequently, on October 13, 2026, we drew $1.6 million under the Revolving Credit Line.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Revenues and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2026	2025	2026	2025
Revenues
Established Region	$17,899	$16,626	$50,285	$54,718
Emerging Region	20,468	18,763	56,941	53,977
Total revenues	$38,367	$35,389	$107,226	$108,695

Costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)
Established Region	$(10,136)	$(8,268)	$(26,601)	$(26,475)
Emerging Region	(11,559)	(11,539)	(31,934)	(31,608)
Total costs and expenses applicable to revenues (exclusive of depreciation and amortization expense)	$(21,695)	$(19,807)	$(58,535)	$(58,083)

Gross profit
Established Region	$7,763	$8,358	$23,684	$28,243
Emerging Region	8,909	7,224	25,007	22,369
Total gross profit	$16,672	$15,582	$48,691	$50,612

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

Effective January 1, 2026, we changed our reportable segments to Established and Emerging, defined as follows:

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

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2026	2025	2026	2025

Total operating expenses	$18,301	$19,827	$54,890	$62,237
Total other expenses	4,554	4,828	14,689	2,876
Income tax expense	7,014	3,472	21,042	11,612

Selling, General and Administrative Expenses Details

	Three Months Ended September 30,		Nine Months Ended September 30,
(in ’000s of U.S. dollars)	2026	2025	2026	2025

Salaries and employee benefits	$7,108	$7,655	$22,159	$22,532
Severance	31	25	64	67
Share-based compensation	434	453	1,460	1,518
Legal and other professional fees	760	1,168	2,828	5,401
Facility, insurance and technology costs	2,785	3,006	8,391	9,392
Marketing expenses	400	1,006	1,368	3,388
Travel and pursuit costs	364	468	1,002	1,331
Amortization on right-of-use assets	516	527	1,632	1,536
Other general corporate expenditures	709	723	2,084	2,496
Total	$13,107	$15,031	$40,988	$47,661

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

On April 23, 2026, the U.S. Department of Justice issued a final order reclassifying state legal medical cannabis to Schedule III under the Controlled Substances Act. This change, which became effective on April 28, 2026, is expected to reduce a portion of our provision for uncertain tax positions. The U.S. Department of the Treasury has not yet issued guidance on the tax consequences of this reclassification. Our income tax provision for the three and nine months ended September 30, 2026, reflects our interpretation of the reclassification's effect on Section 280E, which remains subject to change pending such guidance. Therefore, the effective tax rate can be highly variable and may not necessarily correlate with pre-tax income and provides for effective tax rates that are well in excess of statutory tax rates.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

Established region

For the three months ended September 30, 2026, our sales revenues in the established region were $17.9 million as compared to $16.6 million for the three months ended September 30, 2025, which represents an increase of 7.7%. The main drivers for the increase in revenues are from: a $1.1 million increase in Florida from higher retail sales volume during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025; and a $0.8 million increase in Massachusetts from higher transaction volumes and lower discounts during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was partially offset by lower transaction volumes amounting to a $0.6 million decline in Arizona.

For the three months ended September 30, 2026, gross profit was $7.8 million, or 43.4% of sales revenues, as compared to a gross profit of $8.4 million, or 50.3% of sales revenues, for the three months ended September 30, 2025. The decrease is primarily attributable to a $0.8 million decrease in gross profit in Florida due to increased competitive pressures which led to price compression, and increased sales discounts during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. In addition, gross profit decreased by $0.2 million in Arizona during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, from lower sales volume. This was partially offset by increased gross profit in Massachusetts by $0.5 million due to lower discounts offered on sales and from increased facility efficiencies achieved from reducing costs and improving output within the cultivation and production processes during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

During the three months ended September 30, 2026, approximately 4,300 pounds of plant material was harvested in the established region as compared to approximately 5,180 pounds harvested during the three months ended September 30, 2025. The decrease in harvested plant material is primarily attributable to the timing of harvests in Florida, partially offset by increased production in Massachusetts during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Emerging region

For the three months ended September 30, 2026, our sales revenues in the emerging region were $20.5 million as compared to $18.8 million for the three months ended September 30, 2025, which represents an increase of 9.1%. The increase in sales revenues is attributed to: a $1.8 million increase in Maryland from the continued expansion of the wholesale program in the state during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, following a relocation to a larger processing facility; and a $0.2 million increase in New York, as our facility is now operational and commenced our wholesale program during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This was partially offset by $0.2 million decrease from our Cheetah brand in Illinois and Pennsylvania due to lower wholesale volumes during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

For the three months ended September 30, 2026, gross profit was $8.9 million, or 43.5% of sales revenues, as compared to a gross profit of $7.2 million, or 38.5% of sales revenues, for the three months ended September 30, 2025. The higher gross profit was driven by $1.8 million increase in Maryland, from increased transaction volumes, mainly from toll processing activities, following the expansion in production capacity during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This was partially offset by a $0.2 million decrease from New Jersey, attributed to higher sales discounts and sale of lower margin products in the wholesale channel during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

During the three months ended September 30, 2026, approximately 2,910 pounds of plant material was harvested in the emerging region as compared to approximately 1,660 pounds harvested during the three months ended September 30, 2025. The increase is attributed to higher volumes cultivated in New Jersey and the first harvest from the new production facility in New York during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Total operating expenses

For the three months ended September 30, 2026, our total operating expenses were $18.3 million as compared to $19.8 million for the three months ended September 30, 2025, which represents a decrease of 7.7%.

The decrease in total operating expenses resulted primarily from a decrease of $1.9 million in our selling, general, and administrative expenses which is attributable to: $1.0 million decrease of legal, marketing and other professional fees during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, attributed to decreased advertising and promotional events, and as the prior year period included increased legal fees from a divestiture transaction; $0.5 million decrease in our salaries, severance and employee expenses from lower emoluments during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. $0.2 million decrease in facility, insurance and technology costs during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, mainly from lower software and security charges; and a $0.1 million decrease in general corporate expenditures during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

In addition, the decrease in total operating expenses was attributable to a $0.5 million decrease in write-downs and other charges, attributed to $0.2 million credit loss provisions on trade receivables during the three months ended September 30, 2026, as compared to

$0.7 million in write-downs and other charges during the three months ended September 30, 2025, which included $0.4 million in credit loss provisions on the MA notes, $0.2 million credit loss provision on trade receivables, and a $0.1 million loss on the disposal of assets.

The decrease in total operating expenses was partially offset by a $0.9 million increase in our depreciation and amortization expenses during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. We had a higher depreciable fixed asset base as new dispensaries and production facilities have become operational in 2026.

Total other income and expenses

For the three months ended September 30, 2026, our total other expenses were $4.6 million as compared to total other expenses of $4.8 million for the three months ended September 30, 2025, which represents a decrease of 5.7%.

The decrease in total other expenses during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 is mainly attributable to: $0.4 million increase in other income from sublease, license fees and ATM revenues from our stores, as the three months ended September 30, 2025 included a loss on the sale of the AZ Note; and lower accretion expenses of $0.1 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

In addition, total other expenses increased by $0.3 million from higher interest expense charged as the principal balance on the Senior Secured Bridge Notes, following the capitalization of outstanding interest during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Income tax expense

For the three months ended September 30, 2026, our income tax expense was $7.0 million as compared to $3.5 million for the three months ended September 30, 2025, which represents an increase of 102.0%. Income tax expense includes interest and penalties of $2.4 million during the three months ended September 30, 2026, as compared to $2.0 million during the three months ended September 30, 2025. The increase in income tax expense is attributable to certain non-deductible items and mix of our pre-tax income across various jurisdictions, impacting our effective tax rate during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Established region

For the nine months ended September 30, 2026, our sales revenues in the established region were $50.3 million as compared to $54.7 million for the nine months ended September 30, 2025, which represents a decrease of 8.1%. The main driver for the decrease in revenues was from: a $4.3 million decline in Arizona, attributed to the deconsolidation of three dispensaries and two facility sites following the sale which closed as of February 10, 2025, and a $1.8 million decrease in Florida due to continued competitive pressures which led to price compression and lower sales volume during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This was partially offset by a $1.7 million increase in revenue in Massachusetts from higher transaction volumes and lower discounts during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, gross profit was $23.7 million, or 47.1% of sales revenues, as compared to a gross profit of $28.2 million, or 51.6% of sales revenues, for the nine months ended September 30, 2025. Gross profit decreased by $5.6 million in Florida due to increased competitive pressures which led to price compression, and increased sales discounts during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. In addition, gross profit decreased by $1.7 million in Arizona during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was partially offset by increased gross profit in Massachusetts by $2.7 million due to an increase in retail sales volumes, and operational efficiencies from increased production and harvest outputs resulting in lower inventory costs during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, approximately 22,850 pounds of plant material was harvested in the established region as compared to approximately 27,740 pounds harvested during the nine months ended September 30, 2025. The decrease in harvested plant material during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 is primarily attributed to the deconsolidation of the two facility sites following the divesture in Arizona.

Emerging region

For the nine months ended September 30, 2026, our sales revenues in the emerging region were $56.9 million as compared to $54.0 million for the nine months ended September 30, 2025, which represents an increase of 5.5%. The increase in revenues in the emerging region is attributed to higher revenues in Maryland by $2.7 million, and in New Jersey by $1.2 million from the continued expansion of the wholesale programs in both states during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was partially offset by lower revenues in Illinois and Pennsylvania by $0.7 million, and in New York by $0.3 million, attributed to lower transaction volumes during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, gross profit was $25.0 million, or 43.9% of sales revenues, as compared to a gross profit of $22.4 million, or 41.4% of sales revenues, for the nine months ended September 30, 2025. The higher gross profit is attributable to a $3.4 million increase in Maryland following our relocation to a larger processing facility during the third quarter. This enabled higher operating capacity to fulfill increased sales under toll processing arrangements, which earned higher margins during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This was partially offset by $0.4 million decrease in New Jersey from unfavorable sales mix as we sold more bulk materials during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, and $0.3 million decrease in Illinois and Pennsylvania from lower wholesale volumes and increases in sales discounts during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, approximately 6,840 pounds of plant material was harvested in the emerging region as compared to approximately 5,530 pounds harvested during the nine months ended September 30, 2025. The increase is attributed to higher volumes cultivated in New Jersey and the first harvest from the new production facility in New York during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Total operating expenses

For the nine months ended September 30, 2026, our total operating expenses were $54.9 million as compared to $62.2 million for the nine months ended September 30, 2025, which represents a decrease of 11.8%.

The decrease in total operating expenses resulted from a $6.7 million reduction in our selling, general, and administrative expenses which is attributable to: $4.6 million decrease in legal, marketing and other professional fees during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, attributed to decreased advertising and promotional events, and as the prior year period included increased legal fees from a divestiture transaction; $1.0 million decrease in facility, insurance and technology costs during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, mainly from lower software and security charges; $0.7 million decrease in travel and other general corporate expenditures during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025; and $0.4 million decrease in our salaries, severance and employee expenses from lower emoluments and timing of payments during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

In addition, the decrease in total operating expenses was attributable to a $1.5 million decrease in write-downs and other charges, attributed to: $0.7 million in write-downs during the nine months ended September 30, 2026, including the write-offs of the outstanding balance on the MA Notes of $0.5 million and $0.2 million sublease receivable. This compared to $2.2 million in write-downs and other charges during the nine months ended September 30, 2025, including $1.8 million in write-offs on the MA Notes, $0.3 million credit loss provisions on trade receivables, and $0.1 million loss on the disposal of assets.

The decrease in total operating expenses was partially offset by a $0.9 million increase in our depreciation and amortization expenses during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, as we had a higher depreciable fixed asset base as new dispensaries and production facilities have become operational in 2026.

Total other income and expenses

For the nine months ended September 30, 2026, our total other expenses were $14.7 million as compared to total other expense of $2.9 million for the nine months ended September 30, 2025, which represents an increase of 410.7%.

The increase in total other expenses during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 is mainly attributable to $11.7 million decrease in other income, resulting from: $6.3 million gain on the AZ Transaction; $5.7 million gain following the closing of the Nevada divestiture; $3.6 million from lower employee retention tax credit refunds; $1.0 million in deferred professional fees forgiveness in 2025; and $0.4 million in gain from the remeasurement of investments in associates. This was partially offset by: $4.9 million in settlement expenditures; $1.4 million loss incurred on the sale of the AZ Note; $0.7 million decrease in interest income, following the sale of the AZ Note; $0.3 million in exit charges on termination of a lease and $0.1 million in lower rental income.

There was an increase of $0.4 million in interest expense during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, reflecting higher paid-in-kind interest on the June Secured, Additional Secured and June Unsecured Debentures as accrued interest is added to principal, partially offset by lower interest on the Senior Secured Bridge Notes as the principal balance is repaid. In contrast, accretion expense decreased by $0.3 million, mainly due to lower accretion on the Senior Secured Bridge Notes during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Income tax expense

For the nine months ended September 30, 2026, our income tax expense was $21.0 million as compared to $11.6 million for the nine months ended September 30, 2025, which represents an increase of 81.2%. Income tax expense includes interest and penalties of $8.0 million during the nine months ended September 30, 2026, as compared to $6.9 million during the nine months ended September 30, 2025. The increase in income tax expense is attributable to certain non-deductible items and the mix of pre-tax income across various jurisdictions, impacting our effective tax rate during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, we held unrestricted cash of $6.6 million (December 31, 2025—$11.7 million), an accumulated deficit of $1,417.4 million (December 31, 2025—$1,375.5 million) and a working capital deficit of $237.2 million (December 31, 2025—$19.8 million). In assessing our liquidity, we monitor our cash on-hand and our expenditures required to execute our day-to-day operations and our long-term strategic plans. To date, we have financed our operations through equity and debt financings and from our cash flows from operations. We expect to finance our upcoming capital plans through a combination of additional financings, divestitures of certain assets and cash flows from our operations. However, we may be unable to raise additional funds when needed and on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations. Furthermore, our outstanding debt instruments impose certain restrictions on our operating and financing activities, including certain restrictions on our ability to incur certain additional indebtedness, grant liens, make certain dividends and other payment restrictions affecting our subsidiaries, issue shares or convertible securities and sell certain assets. Even if we believe we have sufficient funds for our current or future plans, we may seek additional capital due to favorable market conditions and/or for strategic opportunities and initiatives.

Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will continue to operate as a going concern, and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to raise additional capital, our ability to achieve sustainable revenues and profitable operations, and our ability to obtain the necessary capital to meet our obligations and repay our liabilities when they become due. In addition, the significant balance of our current debt may lead to liquidity constraints. Our June Secured Debentures, Additional Secured Debentures, June Unsecured Debentures and Senior Secured Bridge Notes, with an aggregate amount due at maturity of approximately $224.4 million, mature on June 24, 2027. We do not currently have sufficient cash to repay these obligations at maturity and are in discussions with our lenders and external advisors regarding refinancing or extension alternatives.

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

Cash Flow for the Nine Months Ended September 30, 2026, as Compared to the Nine Months Ended September 30, 2025

Operating Activities

Our net cash flows from operating activities are affected by several factors, including revenues generated by operations, increases or decreases in our operating expenses, including expenses related to new capital projects and development and expansion of newly acquired businesses and the level of cash collections from our customers.

Net cash provided from operating activities during the nine months ended September 30, 2026 was $1.5 million as compared to $1.2 million for the nine months ended September 30, 2025. The increase in our net cash provided from operating activities during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was due primarily to the following: our net loss of $41.9 million, adjusted for $14.9 million of depreciation and amortization expense; $12.8 million in interest expense; $3.4 million of accretion expense; $1.5 million in share-based compensation expense; $0.6 million in write-downs and other charges, from write-offs and credit loss provisions; $0.4 million gain on our equity method investment and on remeasurement of contingent consideration; $0.3 million in interest income; and $10.8 million from changes in operating assets and liabilities items during the nine months ended September 30, 2026.

Changes in other operating assets for the nine months ended September 30, 2026 include a decrease in cash from inventory of $3.2 million due to the improved production capacity from the new facilities opened during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, an increase from accounts receivable of $5.2 million from higher wholesale sales and the timing of collections during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, and an increase in cash from prepaid expenses of $0.5 million during the nine months ended September 30, 2026, mainly relating to timing of renewals and amortization of insurance and rent, as compared to the nine months ended September 30, 2025.

Changes in other operating liabilities for the nine months ended September 30, 2026 include an increase in uncertain tax position liabilities of $9.0 million due to accrued income taxes being recognized as an uncertain tax position during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, an increase in accrued and other current liabilities of $8.4 million, mainly related to capex activities, $2.1 million decrease in accrued current contingent consideration payable, and a decrease in accounts payable of $2.3 million, related to the timing of purchases and accruals for professional fees, payroll and insurance, as compared to the nine months ended September 30, 2025.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was $6.0 million as compared to $9.9 million in net cash provided by investing activities during the nine months ended September 30, 2025. The decrease in cash from investing activities was primarily attributable to the $15.8 million proceeds received from the sale of certain assets in Arizona during the nine months ended September 30, 2025; and $10.1 million in proceeds from the sale of the AZ Notes. This was partially offset by $8.8 million in lower capital expenditures for funding cultivation and dispensary projects in Florida, New York and Maryland; $0.9 million decrease in consideration payments related to the acquisition of certain Cheetah assets; and $0.4 million increase in payments received from the Nevada promissory notes during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $0.6 million as compared to net cash used in financing activities of $12.2 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we paid less than $0.1 million on our employees' behalf as part of RSUs issuances, as compared to $0.1 million during the nine months ended September 30, 2025. In addition, we repaid $0.4 million of debt during the nine months ended September 30, 2026, as compared to $12.1 million during the nine months ended September 30, 2025, and paid contingent consideration of $0.2 million during the nine months ended September 30, 2026, as compared to $Nil during the nine months ended September 30, 2025.

Related Party Transactions

Upon the closing of the Recapitalization Transaction, certain of our lenders held greater than 5% of the voting interests in our Company and therefore are classified as related parties. For further discussion, refer to Note 5 of the unaudited interim condensed consolidated financial statements included in Item I of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

Pursuant to the terms of the Secured DPA, we have a related party payable due to certain of the New Secured Lenders, including Gotham Green Fund 1, L.P., Gotham Green Fund 1 (Q), L.P., Gotham Green Fund II, L.P., Gotham Green Fund II (Q), L.P., Oasis Investments Master II Fund LTD., Senvest Global (KY), LP, Senvest Master Fund, LP and Hadron Healthcare and Consumer Special Opportunities Master Fund, for certain out-of-pocket costs, charges, fees, taxes and other expenses incurred by the New Secured Lenders in connection with the closing of the Recapitalization Transaction (the “Deferred Professional Fees”). These New Secured Lenders held greater than 5.0% of the outstanding common shares of the Company upon the closing of the Recapitalization Transaction and are therefore considered to be related parties. We had until December 31, 2022, to pay the Deferred Professional Fees ratably based on the amount of each New Secured Lender’s Deferred Professional Fees. The Deferred Professional Fees accrued simple interest at the rate of 12.0%

from the Closing Date until December 31, 2022. Beginning with the first business day of the month following December 31, 2022, interest shall accrue on the Deferred Professional Fees at the rate of 20.0% calculated on a daily basis and is payable on the first business day of every month until the Deferred Professional Fees and accrued interest thereon is paid in full. On February 5, 2025, we entered into consent and release agreement with Secured Lenders to utilize cash proceeds upon the closing of the AZ Transaction to make payments in the amount of $5.0 million towards the principal amount outstanding under the Deferred Professional Fees. In addition, the Secured Lenders agreed to reduce the outstanding amount of the Deferred Professional fees by $1.0 million and reduce interest to 8% on the remaining balance. On September 2, 2025, the Company applied cash proceeds from the sale of the AZ Note, utilizing $0.3 million toward the remaining principal and $0.9 million toward accrued interest under the Deferred Professional Fees. As of September 30, 2026, the outstanding related party portion of the Deferred Professional Fees including accrued interest was $2.2 million (December 31, 2025 – $2.2 million). The related party balance is presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

Pursuant to the terms of 2024 NJ Amendment, interest accruing after February 16, 2024 will be payable in cash on the last day of each fiscal quarter (the first such interest payment date being May 16, 2024). As of September 30, 2026 the outstanding related party portion of the interest payable was $0.1 million (December 31, 2025 - $0.1 million) presented in accrued and other current liabilities on the unaudited interim condensed consolidated balance sheets.

On August 12, 2026, we entered into a revolving credit facility with affiliates of Gotham Green Partner, LLC. As of September 30, 2026, no amounts were outstanding under the revolving credit facility. Subsequent to September 30, 2026, we drew $1.6 million under the revolving credit facility.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were not effective due to material weaknesses, which could adversely affect our ability to record, process, summarize, and report financial data. Such weaknesses include: (1) reviewing relevant Service Organization Control Reports for key third party service providers; (2) performing effective risk assessment or monitor internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth in this Item 1 of Part II or in Item 1 of Part I, "Financial Statements Note 11 - Contingencies and Guarantees", or in Item 3 of Part I, "Legal Proceedings", of our Annual Report on Form 10-K for the year ended December 31, 2025 ("Annual Report"), we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. The following is an update to the status of previously disclosed matters as of September 30, 2026:

Walmer - British Columbia, Canada Action

On May 29, 2019, Walmer Capital Limited (“Walmer”) and Island Investments Holdings Limited (“Island”) filed a statement of claim in the Ontario Superior Court of Justice against MPX Bioceutical ULC (“MPX ULC”). The claim arose from the debentures (the “MPX Debentures”) issued by MPX Bioceutical Corporation (“MPX Corporation”) in May 2018, the majority of which debentures were redeemed on April 24, 2019 by MPX ULC, a wholly-owned subsidiary of the Company and the successor entity to MPX Corporation after MPX Corporation amalgamated into MPX ULC (the "MPX Acquisition"). MPX ULC withheld the redemption of approximately $1.3 million of the original subscription amount of the MPX Debentures as MPX ULC was unable to confirm valid payment of such debentures (the “Disputed Debentures”). The plaintiffs’ statement of claim alleged that the plaintiffs were entitled to the Disputed Debentures and sought immediate conversion of such debentures into ICH's common shares. In addition, the plaintiffs sought damages including, but not limited to, for breach of the Disputed Debentures and related indenture in the amount of $111.0 million and breach of a security subordination agreement in the amount of $3.5 million. On July 2, 2019, Walmer, Island, Walmer’s principal, Alastair Crawford (“Crawford”), Broughton Limited (“Broughton”) and Puddles 8 Limited (“Puddles”) filed a petition in British Columbia against iAnthus Capital Holdings, Inc. ("ICH") and its then directors based on the same facts as alleged in the statement of claim filed by Walmer and Island in the Ontario Superior Court of Justice and seeking a declaration that the respondents engaged in oppressive or unfairly prejudicial conduct and resulting damages. In September 2019, the parties to the Ontario action and the British Columbia petition agreed to consolidate the two proceedings into one action that addresses all issues in the British Columbia petition and agreed to discontinue the separate proceedings. On August 23, 2019, Walmer, Island, Crawford, Broughton and Puddles filed a notice of civil claim in the Supreme Court of British Columbia against MPX ULC, ICH and its then directors consolidating the allegations made in the previously commenced Ontario action and British Columbia petition and seeking, among other things: (i) a mandatory order compelling MPX ULC and ICH to convert the Disputed Debentures into common shares of the Company; (ii) damages for breach of the Disputed Debentures (and indentures) and breach of fiduciary obligations in the amount of $111.0 million; (iii) damages for breach of a security subordination agreement in the amount of $3.5 million; (iv) damages for breach of a consultancy agreement in the approximate amount of $0.4 million plus approximately $0.2 million plus certain warrants; and (v) damages for breach of the duty of good faith in the amount of $1.0 million. On October 31, 2019, ICH and MPX ULC served the plaintiffs with a response and counterclaim. On December 3, 2019, the plaintiffs served (i) a notice of application seeking an order to strike ICH's and MPX ULC’s counterclaim against Timothy Childs, Island’s principal, in his personal capacity, on the basis that it alleges no cause of action against him and (ii) a notice of application for summary judgment. On February 11, 2020, ICH's directors filed a defense to the plaintiffs’ claim with the Supreme Court of British Columbia. On August 22, 2023, Walmer, Island, Broughton, Crawford and Puddles filed a Notice of Intention to Proceed with their claim. On June 4, 2025, the plaintiffs filed an Amended Notice of Civil Claim (the "Amended Claim"), which, among other things, revised the relief sought by the plaintiffs. Pursuant to the Amended Claim, the plaintiffs are seeking: (i) damages for failure to pay the Disputed Debentures in the amount of $1.8 million plus bonus and interest; (ii) damages for breach of a consultancy agreement in the amount of $0.4 million plus approximately $0.2 million; and (iii) damages for breach of the duty of good faith owed to the plaintiffs in the amount of $1.0 million. ICH and MPX ULC filed their response to the Amended Claim and amended counterclaim on July 4, 2025. On October 1, 2026, the plaintiffs filed their response to ICH and MPX ULC's amended counterclaim. The Company believes the claims are without merit and intends to defend vigorously; a loss is not considered probable and the Company is unable to estimate a range of reasonably possible loss.

Walmer - Ontario, Canada Action

On October 8, 2026, Walmer served a Notice of Application (the "Ontario Application") on ICH, MPX ULC, MPX Luxembourg SARL ("MPX Lux"), and CGX Life Sciences, Inc. ("CGX" and together with ICH, MPX ULC, and MPX Lux, the "Ontario Defendants"), seeking the following relief: (i) an interim, interlocutory and/or permanent injunction restraining the Ontario Defendants and each of their subsidiaries from disposing of "Secured Assets" (as defined in the Disputed Debentures); (ii) an order requiring the Ontario Defendants to: (a) provide an Officer's certificate required by the Disputed Debentures for each year since 2019; (b) information regarding dispositions that have occurred since February 5, 2019, including New Jersey, Massachusetts, Arizona and Nevada; and (c) information regarding consent fees or other consideration paid to any holder of debentures or loan notes since February 5, 2019; (iii) costs for the Ontario Application; and (iv) such other further relief. The Ontario Defendants intend to oppose the Ontario Application, but there is presently no schedule for the delivery of responding material or hearing date set for the Application. The Company believes the claims are without merit and intends to defend vigorously; a loss is not considered probable and the Company is unable to estimate a range of reasonably possible loss.

Walmer - NY Action

On September 11, 2026, Walmer and Island filed a complaint in the Supreme Court of New York in the County of New York against MPX Lux, MPX ULC and CGX (collectively, the "iAnthus NY Defendants") and Gotham Green Admin 1, LLC and certain affiliated funds. As to the iAnthus NY Defendants, Walmer and Island allege that the iAnthus NY Defendants breached the subordination agreement between Odyssey Trust Company and Gotham Green Admin 1, LLC, dated as of February 5, 2019 (the "Subordination Agreement") by failing to pay Walmer and Island's reasonable fees and expenses they have incurred and will incur in connection with enforcing their rights under the Subordination Agreement. Walmer and Island claim they are entitled to $0.8 million in damages from the iAnthus NY Defendants. The iAnthus NY Defendants' response to the complaint is due on November 25, 2026. The Company believes the claims are without merit and intends to defend vigorously; a loss is not considered probable and the Company is unable to estimate a range of reasonably possible loss.

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

On March 23, 2026, Saloum filed a Partial Motion for Summary Judgment, seeking a declaration that the JV Agreement is binding upon THCWC, iA AZ and the Company (collectively, the "iAnthus Parties") because: (i) the iAnthus Parties ratified the JV Agreement by making payments to Saloum; (ii) the iAnthus Parties assumed the obligations under the JV Agreement in connection with the Company's acquisition of the U.S. operations of MPX Bioceutical Corporation ("MPX Corporation"), which amalgamated into MPX Bioceutical ULC (the "MPX Acquisition"); (iii) the MPX Acquisition was a de-facto merger, meaning MPX Corporation's obligations became the iAnthus Parties'; and (iv) the iAnthus Parties are stopped from denying the enforceability of the JV Agreement because Saloum relied upon the iAnthus Parties' performance. The iAnthus Parties’ filed their response on April 22, 2026. Oral argument for Saloum's Partial Motion for Summary Judgment was held on June 23, 2026. The court denied Saloum’s Partial Motion for Summary Judgment on August 24, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

IANTHUS CAPITAL HOLDINGS, INC.

Date: November 12, 2026	By:	/s/ Richard Proud
Richard Proud
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Jason Ware
Jason Ware
Chief Financial Officer
(Principal Financial and Accounting Officer)